Form 10-Q
period 1996-03-31
RENAL CARE GROUP INC
filed 1996-05-20
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1996

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period fro                 to
                                       --------------    --------------

                          Commission File No. 0-27640


                             RENAL CARE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                          Delaware                                                   62-1622383
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

          1801 West End Ave., Suite 1100, Nashville, Tennessee  37203
             (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (615) 321-2333



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

                              Yes  X       No
                                 -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                                                        Outstanding at May 10, 1996
- -------------------------------------------------------------------------------------------------------------
            Common Stock, $.01 par value                                                 9,857,000

                             RENAL CARE GROUP, INC.
                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            General Information:                                                                      1

            Consolidated Balance Sheets -
                 December 31, 1995 and March 31, 1996 (unaudited)                                     2

            Consolidated Statements of Operations -
                 For the three months ended March 31, 1995 and 1996 (unaudited)                       3

            Consolidated Statements of Cash Flows -
                 For the three months ended March 31, 1995 and 1996 (unaudited)                       4

            Statement of Changes in Stockholders' Equity -
                 For the three months ended March 31, 1996 (unaudited)                                5

            Notes to Consolidated Financial Statements                                                6-8

Item 2.     Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                                            9-10


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                         11

Item 2.     Changes in Securities                                                                     11

Item 3.     Defaults upon Senior Securities                                                           11

Item 4.     Submission of Matters to a Vote of Security Holders                                       11

Item 5.     Other Information                                                                         11

Item 6.     Exhibits and Reports on Form 8-K                                                          11-12


PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

GENERAL INFORMATION

Renal Care Group, Inc. ("RCG" or the "Company") was incorporated in June 1995 for the purpose of acquiring five dialysis businesses ("Founding Groups"). Simultaneously with the Company's initial public offering on February 7, 1996, the Company acquired these businesses in a purchase transaction using historical cost accounting, since no single owner of any Founding Group held more than a 50% equity interest in the Company as of the closing of the offering.

The accompanying statements of operations and cash flows for the period ended March 31, 1996 include the consolidated results of operations and cash flows of the five dialysis businesses for the period from February 1, 1996 ("Effective Date") through March 31, 1996 (two months). The Company had no operations prior to February 1, 1996.

                             RENAL CARE GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 December 31,         March 31,
                                                    1995                1996
                                                 ------------         ---------
                                                                     (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                      $1,000             $32,313
     Accounts receivable, net                          372              13,875
     Inventories                                         -               1,458
     Prepaid expenses                                    -                 286
     Other                                               -                 134
                                                    ------             -------
          Total current assets                       1,372              48,066
Property, plant and equipment, net                       -              12,644
Intangible assets, net                                   -               2,926
Other assets                                             8                 910
                                                    ------             -------
          Total assets                              $1,380             $64,546
                                                    ======             =======
LIABILITIES AND
     STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                               $    -             $ 4,520
     Accrued expenses                                    6               6,353
     Senior subordinated convertible notes           1,380               1,380
                                                    ------             -------
          Total current liabilities                  1,386              12,253
Deferred income taxes                                    -                 971
                                                    ------             -------
          Total liabilities                          1,386              13,224
Stockholders' equity:
     Common stock, $.01 par value,                       -                  93
         22,000 shares authorized, 9,319
         shares issued and outstanding
     Additional paid-in capital                                         49,955
     Retained earnings                                  (6)              1,274
                                                    ------             -------
          Total stockholders' equity                    (6)             51,322
                                                    ------             -------
          Total liabilities and stockholders'
            equity                                  $1,380             $64,546
                                                    ======             =======

          See accompanying notes to Consolidated Financial Statements.

                             RENAL CARE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  unaudited


                                              For the Three      For the Three
                                              Months Ended       Months Ended
                                              March 31, 1995     March 31, 1996
                                              --------------     --------------
Net revenue                                     $   -                 $12,823

Operating costs and expenses:
     Patient care costs                             -                   9,403
     General and administrative expenses            -                     930
     Provision for doubtful accounts                -                     263
     Depreciation and amortization                  -                     363
                                                ------                -------
          Total operating costs and expenses        -                  10,959

Income from operations                              -                   1,864
Interest income, net                                -                     190
                                                ------                -------
Income before income taxes                          -                   2,054
Provision for income taxes                          -                     780
                                                ------                -------
Net income                                      $   -                 $ 1,274
                                                ======                =======

Net Income Per Share                            $   -                 $  0.13

Weighted average shares outstanding                 -                  10,142


          See accompanying notes to Consolidated Financial Statements.

                            RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  unaudited




                                                                      For the Three Months           For the Three Months
                                                                      Ended March 31, 1995           Ended March 31, 1996
                                                                      -------------------            --------------------
Cash flows from operating activities:
     Net income                                                                 $      -                       $  1,274
     Adjustments to reconcile net income to net cash provided  by operating activities (net of effect of combination):
       Depreciation and Amortization                                                   -                            363
       Income taxes payable                                                            -                            780
       Accounts receivable, net                                                        -                             25
       Inventories                                                                     -                            203
       Prepaid expenses and other current assets                                       -                            686
       Accounts payable                                                                -                           (154)
       Other accrued liabilities                                                       -                          1,094
                                                                                --------                       --------
     Net cash provided by operating activities                                         -                          4,271
                                                                                --------                       --------
Cash flows from investing activities:
     Cash distributions paid to Founders                                               -                        (39,909)
     Additions to property and equipment                                               -                         (2,526)
     Additions to other assets                                                         -                          1,945
     Founders cash contribution                                                        -                          4,893
                                                                                --------                       --------
     Net cash used in investing activities                                             -                        (35,597)
                                                                                --------                       --------
Cash flows from financing activities:
     Cash paid in connection with organization of the Company
        and the initial public offering                                                -                         (2,901)
     Proceeds from initial public offering, net of underwriting
        discounts and commissions                                                      -                         75,079
     Retirement of Founders long-term borrowings                                       -                         (8,539)
                                                                                --------                       --------
     Net cash provided by financing activities                                         -                         63,639
                                                                                --------                       --------
Net increase in cash and cash equivalents                                              -                         32,313

Cash and cash equivalents, beginning of period                                         -                              -
                                                                                --------                       --------
Cash and cash equivalents, end of period                                        $      -                       $ 32,313
                                                                                ========                       ========
Supplemental disclosure:
     Interest paid                                                              $      -                       $    211
                                                                                ========                       ========
Schedule of non cash investing and financing transactions:
     Common stock issued to Founders in the combination                         $      -                       $ 17,779
                                                                                ========                       ========
Non-cash conversion of redeemable preferred stock to common
     stock                                                                      $      -                       $  2,451
                                                                                ========                       ========



         See accompanying notes to Consolidated Financial Statements.

                             RENAL CARE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the Three Months Ended March 31, 1996
                                 (in thousands)
                                   unaudited

                                                    Common Stock                                       Total
                                                    ------------        Additional      Retained     Shareholders
                                                  Shares    Amount     Paid-in Capital  Earnings       Equity
                                                  ------    ------     ---------------  --------     ------------
Balance, December 31, 1995                          -         $ -          $ -          $ -            $  -
                                                   -----      ----         -------      ------         -------
Issuance of Common Stock in public offering,
   net of underwriting discounts and
   commissions                                     4,485        45          75,034        -             75,079

Initial public offering costs                       -           -           (2,901)       -             (2,901)

Cash distributions paid
   to Founding groups                               -           -          (39,909)       -            (39,909)

Issuance of stock portion of consideration
   to Founding Groups                              4,834        48          17,731        -             17,779

Net Income                                          -           -            -           1,274           1,274
                                                   -----      ----         -------      ------         -------
                                                   9,319      $ 93         $49,955      $1,274         $51,322
                                                   =====      ====         =======      ======         =======

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1996
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

Overview

In February 1996, Renal Care Group, Inc., a Delaware Corporation (The "Company") acquired simultaneously with the closing of its initial public offering (the "Offering"), five companies: Kidney Care, Inc. ("KCI"), and Medical Enterprises, Ltd. ("MEL") (KCI and MEL collectively "Kidney Care"), D.M.N. Professional Corporation ("DMN"), Tyler Nephrology Associates, P.A. ("TNA"), Kansas Nephrology Association ("KNA"), and Renal Care Group, Inc., a Tennessee Corporation ("RCG"). These five businesses, together with the Company, are referred herein as the "Founding Companies" and the transaction described above is referred to herein as the "Combination." The Company is a specialized provider of nephrology services.

Interim Financial Statements

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these financial statements be read in conjunction with the financial statements of Renal Care Group Inc. and Founding Companies and the related notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-80221) declared effective by the Securities and Exchange Commission on February 6, 1996.

Transitional Report

No transitional report is included in this Form 10-Q for the Company's predecessor, Kidney Care, Inc., which had a January 31, year-end, since its operations are included in these consolidated financial statements from February 1, 1996, the "effective date" of its acquisition by Renal Care Group, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Renal Care Group, Inc. include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Net income per share has been computed based on the weighted average shares outstanding of 10,142,000 which consists of 4,834,000 shares issued to owners of the Founding Centers; 4,485,000 shares issued in connection with the Company's initial public offering and 823,000 shares related to outstanding options and warrants.

                            RENAL CARE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


NOTE 3 - INITIAL PUBLIC OFFERING

In February 1996, the Company completed an initial public offering, which involved a sale to the public of 4,485,000 shares of Common Stock at $18.00 per share. The net proceeds to the Company from the Offering net of underwriting discounts and commissions were approximately $75,079,000. Costs incurred in connection with organization of the Company and the initial public offering were $2,901,000. Of the net proceeds, $39,909,000 were used to pay the cash portion of the consideration for the Combined Companies and $8,539,000 was used to repay indebtedness assumed by the Company.

NOTE 4 - ACQUISITIONS

On April 26, 1996, the Company completed a merger with Mainline Suburban Dialysis of Wynnewood, Pennsylvania which operates five dialysis centers serving approximately 350 patients in the suburban Philadelphia area. The transaction will be accounted for as a pooling of interests. In consideration for the transaction, the Company issued 538,000 shares of its common stock.
Pro Forma combined operating information had the Founding Companies combined as of January 1, 1996 and had this acquisition been consummated at the beginning of the first quarter of 1996 are as follows:


                          Revenues                          $22.204
                          Net income                        $ 2,063
                          Earnings per share                $   .21

                          Weighted average shares
                           outstanding                   10,013,000


                            RENAL CARE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


ITEM 2. Management's Discussion And Analysis of Financial Condition And Results of Operations.

Overview

As discussed in Item 1, the Company conducted no operations until it acquired five dialysis business and simultaneously completed an initial public offering in February 1996. The following pro forma statements of operations are presented as if the Company and the five dialysis businesses had been combined as of the beginning of the periods presented.





                             RENAL CARE GROUP, INC.
                    PRO FORMA COMBINED RESULTS OF OPERATIONS


                                                                                Three Months Ended
                                                                      March 31, 1995         March 31, 1996
                                                                      --------------         --------------
Net revenue                                                           $17,439,000            $19,199,000

Operating costs and expenses:
     Patient care costs                                                12,874,000             14,130,000
     General and administrative expenses                                1,414,000              1,363,000
     Provision for doubtful accounts                                      344,000                388,000
     Depreciation and amortization                                        468,000                536,000
                                                                      -----------            -----------
          Total cost and expenses                                      15,100,000             16,417,000

Income from operations                                                  2,339,000              2,782,000
Interest income, net                                                      (56,000)                96,000
                                                                      -----------            -----------
Income before income taxes                                              2,283,000              2,878,000
Provision for income taxes                                                868,000              1,094,000
                                                                      -----------            -----------
Net income                                                            $ 1,415,000            $ 1,784,000
                                                                      ===========            ===========

Net income per common share                                           $      0.17            $      0.19

Weighted average number of common
     shares and equivalents outstanding                                 8,142,000              9,475,000


                            RENAL CARE GROUP, INC.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (PRO FORMA)

 THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Net Revenue. Net revenue increased from $17.4, million for the three months ended March 31, 1995 to $19.2 million for the three months ended March 31, 1996, an increase of $1.8 million or 10.3%. This increase resulted primarily from a 6.4% increase in the number of treatments from 101,225 in the 1995 period to 107,695 in the 1996 period and a 2.3% increase in the average revenue per treatment from $172 in 1995 to $176 in 1996. The remaining revenue increase is a result of higher than expected management fees and higher than expected earnings of 50% owned partnerships in Mississippi and Kansas. The revenue per treatment increase is due to an increase in higher revenue generating acute treatments and greater than expected erythropoietin (EPO) utilization.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $12.9 million for the three months ended March 31, 1995 to $14.1 million for the three months ended March 31, 1996, an increase of $1.2 million or 9.3%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of drugs and supplies. Patient care costs as a percent of net revenue decreased from 73.8% in the 1995 period to 73.6% in the 1996 period. Average patient care cost per treatment increased from $127 in 1995 to $131 in 1996 or 3.1%. This increase is due to normal healthcare inflation, higher than expected EPO and other drug utilization costs, and the increase in higher cost acute treatments.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and clinic costs not directly related to the care of patients, including clinic administration, accounting, billing, and information systems. General and administrative expenses remained constant at $1.4 million for the three months ended March 31, 1995 when compared to the same three months ended March 31, 1996. General and administrative expenses decreased as a percent of revenue in the 1996 period by 1% primarily due to the higher revenues for the quarter.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased from $344,000 for the three months ended March 31, 1995 to $388,000 for the three months ended March 31, 1996. Provision for doubtful accounts as a percentage of net revenue was 2.0% in the 1995 period and remained at 2.0% in the 1996 period. The provision for doubtful accounts is a function of patient mix, billing practices and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable.

     Depreciation and Amortization. Depreciation and amortization increased from $468,000 for the three months ended March 31, 1995 to $536,000 for the three months ended March 31, 1996, an increase of 68,000 or 14.5%. This net increase was due to the purchase of patient care facilities previously leased from certain Founders and the addition of fixed assets in the normal course of business.

     Income from Operations. Income from operations increased from $2.4 million for the three months ended March 31, 1995 to $2.8 million for the three months ended March 31, 1996, an increase of $400,000 or 16.7%. Income from operations as a percent of net revenue increased from 13.8% in the 1995 period to 14.6% in the 1996 period. Income from operations increased due to increases in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of the number any type of treatments.

     Interest Income/Expense. Interest expense decreased from $56,000 for the three months ended March 31, 1995 to income net of expense of $96,000 for the three months ended March 31, 1996, a net increase of $152,000. This net increase was due to the pay-off of substantially all borrowings of the Founders at the time of the initial public offering through the use of proceeds.

                            RENAL CARE GROUP, INC.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS -- (Continued)


LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed its public offering of 4,485,000 shares of common stock at $18.00 per share. The proceeds, net of underwriting discounts and expenses of the offering were approximately $75,079,000. Concurrent with the completion of the offering the Company paid approximately $39,909,000 to the stockholders of the Founding Companies and issued 4,834,000 shares of its common stock to such stockholders.

Working capital at March 31, 1996 was $35,813,000 and cash and cash equivalents were $32,313,000. Net cash generated from operations during the first period of operations was $4,271,000.

During the first two months of 1996, the Company's capital expenditures were $2,526,000. The Company repaid $8,539,000 in February 1996 of debt that was assumed from the Founding Centers. At March 31, 1996 the Company had $1,380,000 of outstanding Convertible Senior Subordinated Promissory Notes due in December 1996 that are convertible into common stock at $7.50 per share.

The Company has a commitment from a bank to borrow up to $35,000,000 to be used for acquisitions, working capital and capital expenditures and expects an agreement to be in place prior to the end of the second quarter of 1996. Management believes that its existing cash balances and cash generated from operations will be sufficient to fund the Company's planned capital expenditures through the remainder of 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.
         (a)  Exhibits

                   3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-1, Registration Statement No. 33-80221).
                   3.2 Amended and Restated By-law of the Registrant (incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-1, Registration Statement No. 33-80221).
                   4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the Registrant.
                   4.2 Specimen Stock Certificate for the Common Stock of the Registrant (incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-1, Registration Statement No. 33-80221).
                 10.1 Employment Agreement, dated February 6, 1996, between the Company and Sam A. Brooks.
                 10.2 Employment Agreement, dated February 12, 1996, between the Company and Ron Hinds.
                 10.4     Employment Agreement, dated April 1, 1994,
                          between the Company and Joseph Cashia.
                 10.5     Employment Agreement, dated February 12, 1996,
                          between the Company and Anne B. Bower.
                 10.6 Medical Director Services Agreement, dated February 12, 1996, between the Company and Kansas Nephrology Physicians, P.A.
                 10.7 Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C.
                 10.8 Medical Director Services Agreement, dated February 12, 1996, between the Company and Tyler Dialysis & Transplant Associates, P.A.
                 10.9 Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc. relating to approximately 20,000 square feet of space.
                 10.10 Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Carthage, Texas.
                 10.11 Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas.

                 10.13    Sublease Agreement, dated February 12, 1996, with
                          Tyler Nephrology Associates, Inc.
                 10.14    Dialysis Center Management Agreement, dated May 11,
                          1994, between Renal Care Group, Inc. (of Tennessee)
                          and Vanderbilt University (incorporated by
                          reference from Exhibit 10.14 to Registration
                          Statement on Form S-1, Registration Statement No.
                          33-80221).
                 10.15    1996 Outside Director Stock Option Plan (incorporated
                          by reference from Exhibit 10.15 to Registration
                          Statement on Form S-1, Registration Statement No.
                          33-80221).
                 10.16    1996 Stock Option Plan (incorporated by reference
                          from Exhibit 10.16 to Registration Statement on Form
                          S-1, Registration Statement No. 33-80221).
                 10.17    Employee Stock Purchase Plan (incorporated by
                          reference from Exhibit 10.17 to Registration
                          Statement on Form S-1, Registration Statement No.
                          33-80221).
                 10.18    Agreement between the Company and Healthcare
                          Suppliers, Inc. dated December 7, 1995 (incorporated
                          by reference from Exhibit 10.18 to Registration
                          Statement on Form S-1, Registration Statement No.
                          33-80221).
                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 1. A Form 8-K was filed on March 22, 1996 reporting a change in the registrants year-end from June 30 to a December 31 year-end.

                 2. A Form 8-KA filed on May 3, 1996 amending Form 8-K filed on March 22, 1996.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        RENAL CARE GROUP, INC.
                                        --------------------------------------
                                               (Registrant)


May 20, 1996                            BY: /s/ ROBERT K. STILLWELL
- ---------------------                      -----------------------------------
(Date)                                     Robert K. Stillwell
                                           Vice President,
                                           Chief Accounting Officer





May 20, 1996                            BY: /S/ RONALD HINDS
- ---------------------                      -----------------------------------
(Date)                                     Ronald Hinds
                                           Executive Vice President,
                                           Chief Financial Officer