Form 10-K
period 1995-12-31
RENAL CARE GROUP INC
filed 1996-05-21
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-27640

                              RENAL CARE GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            62-1622383
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


          1801 West End Ave., Suite 1100, Nashville, Tennessee 37203
                    (Address of principal executive offices)
                                 (615) 321-2333


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.   [   ]

     The aggregate market value of common stock, par value $.01 per share (the "Common Stock") held by non-affiliates, based upon the closing sales price, was approximately $82,552,000 as of May 10, 1996. In the determination of this amount, affiliates include all of the Company's officers, directors, and persons known to the Company to be beneficial owners of more than five percent of the Company's Common Stock. This amount should not be deemed conclusive for any other purpose. As of May 10, 1996, a total of 9,857,000 shares of the Company's Common Stock were outstanding.

                        INDEX TO FINANCIAL STATEMENTS


                                                                                                                    Page
                                                                                                                    ----

RENAL CARE GROUP, INC. (OF DELAWARE)
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Balance Sheet at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Statement of Operations and Retained Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6


KIDNEY CARE, INC., ET AL.
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-9

Combined Balance Sheets at January 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-10

Combined Statements of Revenues, Expenses, and Changes in Unrestricted
    Net Assets for the years ended January 31, 1994, 1995, and 1996 . . . . . . . . . . . . . . . . . . . . . . . .  F-11

Notes to Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-13


                         Report of Independent Auditors

The Board of Directors and Stockholders
Renal Care Group, Inc.

We have audited the accompanying balance sheet of Renal Care Group, Inc. (of Delaware) as of December 31, 1995 and the related statements of operations and retained deficit and cash flows for the period from June 20, 1995 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renal Care Group, Inc. (of Delaware) at December 31, 1995 and the results of its operations and cash flows for the period from June 20, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.



                                              Ernst & Young LLP

Nashville, Tennessee
May 17, 1996

                      Renal Care Group, Inc. (of Delaware)

                                 Balance Sheet

                               December 31, 1995

                                 (In thousands)


                     ASSETS
                     Current assets:
                        Cash                                                                                 $      1,000
                        Related party receivable                                                                      100
                                                                                                             ------------
                     Total current assets                                                                           1,100

                     Other assets                                                                                     280
                                                                                                             ------------
                     Total assets                                                                            $      1,380
                                                                                                             ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities:
                        Convertible senior subordinated promissory notes                                     $      1,380
                        Interest payable                                                                                6
                                                                                                             ------------
                     Total current liabilities                                                                      1,386

                     STOCKHOLDERS' EQUITY
                     Preferred stock. $.01 par value:
                                                                                                             ------------
                        Authorized shares--10,000; issued and outstanding--no shares                                    _
                     Common Stock, $.01 par value:
                        Authorized shares--22,000; issued and outstanding--1 share                                      _
                        Additional paid-in capital on Common Stock                                                      _
                     Retained deficit                                                                                  (6)
                                                                                                             ------------
                     Total stockholders' equity                                                                        (6)
                                                                                                             ------------
                     Total liabilities and stockholders' equity                                              $      1,380
                                                                                                             ============




See accompanying notes.

                      Renal Care Group, Inc. (of Delaware)

                  Statement of Operations and Retained Deficit

             For the period from June 20, 1995 (date of inception)
                           through December 31, 1995

                                 (In thousands)


                     Interest expense                                                                          $         6
                                                                                                               -----------
                     Net loss                                                                                  $         6
                                                                                                               ===========
                     Retained deficit at June 20, 1995 (date of inception)                                     $         _
                                                                                                               -----------
                     Retained deficit at December 31, 1995                                                     $         6
                                                                                                               ===========




See accompanying notes.

                      Renal Care Group, Inc. (of Delaware)

                            Statement of Cash Flows

             For the period from June 20, 1995 (date of inception)
                           through December 31, 1995

                                 (In thousands)


                     OPERATING ACTIVITIES
                     Net loss                                                                                  $       (6)
                     Interest payable                                                                                   6
                                                                                                               ----------
                     Net cash used in operating activities                                                              _

                     FINANCING ACTIVITIES
                     Proceeds from issuance of convertible senior
                        subordinated promissory notes                                                               1,280
                     Changes in other assets                                                                         (280)
                                                                                                               ----------
                     Net cash provided by financing activities                                                      1,000
                                                                                                               ----------
                     Net increase in cash                                                                           1,000
                     Cash at June 20, 1995 (date of inception)                                                          _
                                                                                                               ----------
                     Cash at December 31, 1995                                                                 $    1,000
                                                                                                               ==========

                     SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
                     Due from related party for issuance of convertible
                        senior subordinated promissory notes                                                   $      100
                                                                                                               ==========



See accompanying notes.

                     Renal Care Group, Inc. (of Delaware)

                        Notes to Financial Statements

                              December 31, 1995

                    (In thousands, except per share price)


1. ORGANIZATION AND BASIS OF PRESENTATION

Renal Care Group, Inc. (of Delaware) (the "Company") was formed in June 1995, primarily for the purpose of acquiring four dialysis businesses and Renal Care Group, Inc. (of Tennessee) ("Tennessee"), in exchange for shares of its Common Stock, cash, notes payable and the assumption of certain debt (the "Combination"). As discussed more fully in Note 6, on February 6, 1996, the Company closed an initial public offering of 3,900 shares of its Common Stock and simultaneously consummated the Combination. The four related businesses acquired in the Combination, which are comprised of numerous legal entities, conduct business as Kidney Care, Inc. and certain operating divisions of Medical Enterprises, Ltd. and Health Care Suppliers, Inc. ("KCI"), Northeast Indiana Kidney Center ("NEI"), Tyler Nephrology Associates, P.A. ("Tyler"), and Kansas Nephrology Associates, P.A. ("KNA") and Kansas Dialysis Supply, Inc. ("KDS," combined, "Kansas"). Tennessee and the four unrelated businesses acquired are based in Tennessee, Mississippi, Indiana, Texas, and Kansas.

As mentioned above, on February 6, 1996, the Company completed an initial public offering of 3,900 shares of Common Stock and on February 20, 1996, the underwriters of the offering fully exercised their over allotment option for an additional 585 shares. The 4,485 shares were issued at the initial public offering price of $18 per share.

2. OTHER ASSETS

Other assets is comprised of costs related to the Company's initial public offering. These costs were capitalized and recorded as a reduction in proceeds from the initial public offering in February 1996.

3. CONVERTIBLE SENIOR SUBORDINATED PROMISSORY NOTES

On December 7, 1995, the Company issued an aggregate of principal amount of $1,380 of Convertible Senior Subordinated Promissory Notes to provide funds to complete the initial public offering. Such notes bear interest at a rate of 7% per annum, mature on the first

                     Renal Care Group, Inc. (of Delaware)

                                (In thousands)




3. CONVERTIBLE SENIOR SUBORDINATED PROMISSORY NOTES (CONTINUED)

anniversary of their issuance, and the principal and accrued interest thereof is convertible into shares of Common Stock of the Company, beginning 180 days after the closing of the initial public offering, at a conversion price of $7.50 per share. The Company offered such securities solely to "accredited investors" (as defined in Regulation D promulgated under the Securities Act) in a private placement exempt from registration under the Securities Act and state securities laws.

4. STOCK OPTIONS

In April 1996, the Company registered approximately 1,892 shares of Common Stock with the Securities and Exchange Commission on Form S-8 for the following plans: Renal Care Group, Inc. Employee Stock Purchase Plan (300 shares); Renal Care Group, Inc. 1996 Stock Option Plan (300 shares); Outstanding Options Granted Outside of a Plan for 888 Shares Granted to Employees, Directors, Medical Directors and Consultants (888 shares); Renal Care Group, Inc. 1996 Stock Option Plan for Outside Directors (100 shares); and Renal Care Group, Inc. 1994 Stock Option Plan (approximately 304 shares). Options for the purchase of approximately 1,192 shares (includes options and warrants assumed from Tennessee in connection with the combination agreement) had been granted as of the date of the Company's Registration Statement on Form S-8, at exercise prices ranging from $2 to $18 with varying vesting provisions.

5. INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax and laws that will be in effect when the differences are expected to reverse.

                     Renal Care Group, Inc. (of Delaware)

                                (In thousands)




5. INCOME TAXES (CONTINUED)

Significant components of the deferred tax assets and liabilities as of December 31, 1995 are as follows:

                         Deferred tax assets:
                             Net operating loss carryforwards                                               $         2
                             Valuation allowance                                                                     (2)
                                                                                                            -----------
                         Net deferred tax assets                                                            $         _
                                                                                                            ===========

6. SUBSEQUENT EVENTS

RECAPITALIZATION AND INITIAL PUBLIC OFFERING (UNAUDITED)

On February 6, 1996, the Company completed an initial public offering of 3,900 shares of Common Stock and on February 20, 1996, the underwriters of the offering fully exercised their over allotment option for an additional 585 shares, all of which were issued at $18 per share. Simultaneously the Company exchanged 4,831 shares of Common Stock, plus cash, notes payable and the assumption of certain debt for either stock or selected assets and liabilities of KCI, NEI, Tyler, Kansas and Tennessee in accordance with executed combination agreements. The exchange is being accounted for utilizing the historical cost basis in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 with the stock being valued at the historical cost of the net assets exchanged. Cash consideration given in these acquisitions is treated for accounting purposes as a dividend from the Company to Tennessee and the four unrelated businesses acquired and their owners.

                         Report of Independent Auditors

The Board of Directors
Kidney Care, Inc.

We have audited the accompanying combined balance sheets of Kidney Care, Inc., et al. (see Note 1) as of January 31, 1995 and 1996, and the related combined statements of revenues, expenses and changes in net assets and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Kidney Care, Inc., et al. as of January 31, 1995 and 1996, and the combined results of their operations and cash flows for each of the three years then ended in conformity with generally accepted accounting principles.


                                                       Ernst & Young LLP


Nashville, Tennessee
May 15, 1996

                           Kidney Care, Inc., et al.

                            Combined Balance Sheets

                                 (In thousands)


                                                                                                      JANUARY 31
                                                                                               1995                1996
                                                                                          -------------------------------
                     ASSETS
                     Current assets:
                        Cash and cash equivalents                                         $     1,050          $    3,895
                        Short-term government securities                                        1,000                 512
                        Accounts receivable, net                                                7,814               8,348
                        Inventories                                                               861               1,039
                        Due from related parties                                                  771                 728
                        Prepaid expenses                                                          135                 177
                        Deferred income taxes                                                      65                  23
                                                                                          -------------------------------
                     Total current assets                                                      11,696              14,722

                     Property, plant and equipment, net                                         3,027               2,539
                     Other assets                                                                 120                 837
                                                                                          -------------------------------
                     Total assets                                                         $    14,843          $   18,098
                                                                                          ===============================

                     LIABILITIES AND UNRESTRICTED NET ASSETS
                     Current liabilities:
                         Current portion of long-term debt                                $       669          $      389
                         Accounts payable                                                       1,208               1,838
                         Due to related parties                                                 1,236               1,105
                         Accrued wages and benefits                                               928                 908
                         Other accrued expenses                                                   105                 272
                                                                                          -------------------------------
                     Total current liabilities                                                  4,146               4,512

                     Long-term debt, net of current portion                                        76                 200
                                                                                          -------------------------------
                     Total liabilities                                                          4,222               4,712

                     Unrestricted net assets                                                   10,621              13,386
                                                                                          -------------------------------
                     Total liabilities and unrestricted net assets                        $    14,843          $   18,098
                                                                                          ===============================



See accompanying notes.

                           Kidney Care, Inc., et al.

                   Combined Statements of Revenues, Expenses
                     and Changes in Unrestricted Net Assets

                                 (In thousands)


                                                                                       YEAR ENDED JANUARY 31
                                                                           1994                 1995                1996
                                                                      ----------------------------------------------------
                     Net revenue                                      $    31,366        $      36,294        $     38,862

                     Operating costs and expenses:
                        Patient care costs                                 24,255               28,357              29,890
                        General and administrative expenses                 1,129                  930                 927
                        Provision for doubtful accounts                       716                  770                 851
                        Depreciation and amortization                         872                  919                 903
                                                                      ----------------------------------------------------
                     Total operating costs and expenses                    26,972               30,976              32,571
                                                                      ----------------------------------------------------
                     Income from operations                                 4,394                5,318               6,291
                     Interest expense, net                                    185                  183                 167
                                                                      ----------------------------------------------------
                     Income before taxes                                    4,209                5,135               6,124
                     Provision for income taxes                             1,074                  944               1,213
                                                                      ----------------------------------------------------
                     Net income                                             3,135                4,191               4,911
                     Unrestricted net assets not retained
                       by the entity                                       (1,447)              (2,508)             (2,146)
                     Unrestricted net assets at
                       beginning of period                                  7,250                8,938              10,621
                                                                      ----------------------------------------------------
                     Unrestricted net assets at end of year           $     8,938        $      10,621        $     13,386
                                                                      ====================================================






See accompanying notes.

                           Kidney Care, Inc., et al.

                       Combined Statements of Cash Flows

                                 (In thousands)


                                                                                           YEAR ENDED JANUARY 31
                                                                                   1994          1995             1996
                                                                               ------------------------------------------
                     OPERATING ACTIVITIES
                     Net income                                                $  3,135     $      4,191      $     4,911
                     Adjustments to reconcile net income to net cash
                        provided by operating activities:
                          Depreciation and amortization                             872              919              903
                          Gain on disposal of equipment                               _               (6)             (25)
                          Deferred income tax credit                                (23)             (28)              42
                          Changes in assets and liabilities:
                             Accounts receivable                                 (1,416)          (1,048)            (491)
                             Inventories                                            (90)              (7)            (178)
                             Prepaid expenses and other assets                     (136)              25             (778)
                             Recoverable sales tax                                 (570)           1,727                _
                             Accounts payable                                       662             (534)             630
                             Other accrued expenses and other liabilities           371             (645)              16
                                                                               ------------------------------------------
                     Net cash provided by operating activities                    2,805            4,594            5,030

                     INVESTING ACTIVITIES
                     Maturities of short-term government securities                   _                _            3,095
                     Purchases of short-term government securities                    _           (1,000)          (2,608)
                     Proceeds from sales of property, plant and equipment            10               19               25
                     Purchases of property, plant and equipment                    (810)            (761)            (395)
                                                                               ------------------------------------------
                     Net cash provided by (used in) investing activities           (800)          (1,742)             117

                     FINANCING ACTIVITIES
                     Proceeds from long-term borrowings                             406              428              483
                     Principal payments on long-term debt and
                        capital lease obligations                                  (448)            (497)            (639)
                     Decrease in unrestricted net assets not retained
                        by the entity                                            (1,447)          (2,508)          (2,146)
                                                                               ------------------------------------------
                     Net cash used in financing activities                       (1,489)          (2,577)          (2,302)
                                                                               ------------------------------------------
                     Net increase in cash and cash equivalents                      516              275            2,845
                     Cash and cash equivalents at beginning of year                 259              775            1,050
                                                                               ------------------------------------------
                     Cash and cash equivalents at end of year                  $    775     $      1,050      $     3,895
                                                                               ==========================================
                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                        Interest paid                                          $    106     $         70      $        50
                                                                               ==========================================


See accompanying notes.

                          Kidney Care, Inc., et al.

                    Notes to Combined Financial Statements

                                (In thousands)

                                January 31, 1996




1. ORGANIZATION AND BASIS OF PRESENTATION

Kidney Care, Inc., et al. ("KidneyCare") consists of Kidney Care, Inc. ("KC") and certain operating divisions of its affiliates, Medical Enterprises, Ltd. ("MEL") and Health Care Suppliers, Inc. ("HSI"). KidneyCare operates dialysis treatment centers and provides outpatient and home patient dialysis services in the southern United States. The combined financial statements present the operating results and financial position of the divisions of those entities affiliated with KC that became part of a combination referred to in Note 12. KC, MEL and HSI have common management and members of the Boards of Directors. All significant intercompany transactions between KC and the operating divisions of MEL and HSI have been eliminated in the combination.

MEL and HSI provide various administrative services to KidneyCare including data processing, accounting, personnel, purchasing and customer service. It is KidneyCare's policy to charge the expenses of MEL and HSI first on the basis of direct usage when identifiable, with the remainder allocated on the basis of time spent by the service departments on KidneyCare matters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET REVENUE

Net revenue is recorded as services are rendered at established rates net of contractual adjustments. During the years ended January 31, 1994, 1995, and 1996, KidneyCare received approximately 86% of its net revenue from Medicare and Medicaid reimbursement programs which reimburse dialysis services on a prospective payment system. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated amounts to be reimbursed to KidneyCare and are recognized when the services are rendered.
Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized when the final settlements are made.

KidneyCare provides charity care to certain patients who are identified based on financial information provided. Charity care patient service revenue, which is not material, is recorded when payment is received.

                          Kidney Care, Inc., et al.

                                (In thousands)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments with original maturity of three months or less.

SHORT-TERM GOVERNMENT SECURITIES

Short-term government securities are stated at cost, which approximates market, and consist of U.S. Government agencies securities with maturities of one year or less.

INVENTORIES

Inventories are stated at cost (first-in, first-out method) and consist of kidney dialysis supplies, drugs and raw materials and supplies used in the production of dialysis concentrate.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets which range from five to ten years for furniture, fixtures and equipment and five to thirty-one years for leasehold improvements and buildings. Repairs and maintenance costs are expensed as they are incurred, while costs of betterments and renewals are capitalized.

ESTIMATED MEDICAL PROFESSIONAL LIABILITY CLAIMS

KidneyCare is insured for medical professional liability claims through a retrospectively rated commercial insurance policy. It is KidneyCare's policy that provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims and based upon KidneyCare's experience. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, KidneyCare's experience with such claims has not been significant. Accordingly, no such provision has been made.

                          Kidney Care, Inc., et al.

                                (In thousands)





2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

KC is a not-for-profit corporation as described in Section 501(c)(3) of the Internal Revenue Code, as amended (the "Code") and is exempt from federal and state income taxes on related income pursuant to Section 501(a) of the Code. Consequently, the accompanying combined statements of revenues, expenses and changes in net assets do not include provisions for income taxes from KC's operations. Income taxes have been provided by the liability method on earnings of the operating divisions of MEL and HSI included therein in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net at January 31, 1995 and 1996 of $7,814 and $8,348, respectively, includes an allowance for contractual adjustments of $9,284 and $10,724, respectively, and an allowance for doubtful accounts of $2,616 and $1,855, respectively.

4. RECOVERABLE SALES TAX

On January 5, 1994, the Mississippi State Tax Commission principally granted KidneyCare an exemption from Mississippi sales taxes. KidneyCare recovered sales tax of $1,727 principally applicable to supply purchases from February 1, 1990 through December 31, 1994. Supplies and drugs expense included in patient care costs in the accompanying combined statements of revenues, expenses and changes in net assets is included net of the sales taxes recovered applicable to the respective fiscal years.

                          Kidney Care, Inc., et al.

                                (In thousands)





5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

                                                                                                      JANUARY 31
                                                                                             1995                1996
                                                                                          -------------------------------
                     Land                                                                 $        29         $        29
                     Building                                                                      78                  78
                     Furniture, fixtures and equipment                                          8,629               8,143
                     Leasehold improvements                                                     2,528               2,549
                                                                                          -------------------------------
                                                                                               11,264              10,799
                     Less accumulated depreciation                                             (8,237)             (8,260)
                                                                                          -------------------------------
                     Property, plant and equipment, net                                   $     3,027         $     2,539
                                                                                          ===============================

                          Kidney Care, Inc., et al.

                                (In thousands)





6. CREDIT FACILITIES, LONG-TERM DEBT AND CAPITAL LEASES

                                                                                                      JANUARY 31
                                                                                               1995                1996
                                                                                            -----------------------------
                     Notes payable to a bank, due in monthly installments, bearing
                         interest at 8.75%, matured in fiscal 1996                          $     151             $     _

                     Notes payable to a bank, due in monthly installments, bearing
                         interest at 8.75%, maturing in fiscal 1999                               169                 152

                     Equipment notes payable, due in monthly installments, bearing interest at rates from 5.9% to 8.75%, maturing in fiscal
                         1997 and 2000                                                             10                  35

                     Notes payable to insurance companies, due in monthly
                         installments, bearing interest at 6.4% to 7.4%, maturing in
                         fiscal 1997                                                                _                 330

                     Notes payable to insurance companies, matured in fiscal 1996
                                                                                                  318                   _

                     Capital lease obligation, due in monthly installments, including
                         interest at 10.8%                                                         97                  72
                                                                                            -----------------------------
                                                                                            $     745             $   589
                                                                                            =============================


                          Kidney Care, Inc., et al.

                                (In thousands)





6. CREDIT FACILITIES, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

At January 31, 1996, the aggregate maturities of long-term debt and capital leases are as follows:

                                                                         LONG-TERM         CAPITAL LEASE
                                                                            DEBT             OBLIGATION
                                                                         -------------------------------
1997                                                                        $360            $     35
1998                                                                          29                  35
1999                                                                         122                  12
2000                                                                           6                   _
                                                                            ------------------------
   Total aggregate payments                                                 $517                  82
                                                                            ====
Less amount representing interest                                                                (10)
                                                                                            --------
Present value of net minimum lease payments
                                                                                                  72
Less amount due in one year                                                                       29
                                                                                            --------
Long-term portion of capital lease obligations                                              $     43
                                                                                            ========


KidneyCare has a $1,200 line of credit with a bank, all of which was available at January 31, 1996, with a bank that matures June 30, 1996. Interest on borrowings under the line of credit bear an interest rate of prime plus 1% and borrowings are collateralized by accounts receivable. Accounts receivable, land, building and certain furniture, fixtures and equipment and leasehold improvements collateralize the notes payable to a bank. Certain equipment collateralize the equipment notes payable.

KidneyCare leases certain computer equipment under a capitalized lease. The cost of such equipment at January 31, 1995 and 1996 was $134. Accumulated amortization was $47 and $74, respectively.

7. BENEFIT PLANS

KidneyCare has a 403(b) defined contribution plan for its employees who elect to participate in the plan. KidneyCare matches up to 5% of salaries of participating employees. The retirement plan expense was $256, $316, and $330 for the years ended January 31, 1994, 1995, and 1996, respectively.

                          Kidney Care, Inc., et al.

                                (In thousands)





7. BENEFIT PLANS (CONTINUED)

KidneyCare provides employee health coverage for its employees for claims up to $35 per employee and total aggregate claims of $1,000 per annum. Effective June 1, 1994, KidneyCare provides dental coverage claims up to $1.5 per employee per annum. KidneyCare has reinsurance coverage for amounts in excess of the self-insured amounts.

8. INCOME TAXES

Provision for income taxes consists of the following:

                                                                      YEAR ENDED JANUARY 31

                                                              1994           1995             1996
                                                           -----------------------------------------
Current:
   Federal                                                 $   950         $    885         $  1,067
   State                                                       147               87              104
                                                           -----------------------------------------
                                                             1,097              972            1,171

Deferred (credits):
   Federal                                                     (20)             (25)              39
   State                                                        (3)              (3)               3
                                                           -----------------------------------------
                                                               (23)             (28)              42
                                                           -----------------------------------------
                                                           $ 1,074         $    944         $  1,213
                                                           =========================================


The difference between provision for income taxes at KidneyCare's effective tax rate and income taxes (credits) at the statutory federal tax rate are as follows:

                                                                                           YEAR ENDED JANUARY 31

                                                                                   1994           1995             1996
                                                                                ------------------------------------------
                     Statutory federal income taxes                             $ 1,431         $  1,746         $  2,082
                     State income taxes, net                                         95               83              107
                     Income reported in not-for-profit corporation                 (464)            (900)            (991)
                     Other                                                           12               15               15
                                                                                -----------------------------------------
                                                                                $ 1,074         $    944         $  1,213
                                                                                =========================================


                          Kidney Care, Inc., et al.

                                (In thousands)





8. INCOME TAXES (CONTINUED)

The components of deferred income tax assets are as follows:

                                                                                 JANUARY 31
                                                                          1995                1996
                                                                       ------------------------------
                Accounts receivable                                    $      64           $       23
                Accrued expenses                                               1                    _
                                                                       ------------------------------
                                                                       $      65           $       23
                                                                       ==============================

9. RELATED PARTY TRANSACTIONS

KidneyCare rents certain dialysis treatment facilities from one of its directors. KidneyCare also obtained certain water and housekeeping services from MEL and HSI. The following is a summary of these expenses.

                                                                      YEAR ENDED JANUARY 31

                                                             1994             1995             1996
                                                           -----------------------------------------
Patient care costs:
   Water services                                          $    70         $     42         $     99
   Facility rent                                               338              338              333
   Housekeeping services                                       425              551              477
                                                           -----------------------------------------
                                                           $   833         $    931         $    909
                                                           =========================================

                          Kidney Care, Inc., et al.

                                (In thousands)





10. PRO FORMA INCOME TAXES (UNAUDITED)

The following unaudited pro forma information reflects income tax expense of KidneyCare as if KC had been subject to federal and state income taxes:

                                                                      YEAR ENDED JANUARY 31
                                                            1994             1995             1996
                                                          ------------------------------------------
Current:
   Federal                                                $  1,871     $      1,840     $      1,835
   State                                                       290              285              176
                                                          ------------------------------------------
                                                             2,161            2,125            2,011
Deferred credits                                              (578)            (193)             289
                                                          ------------------------------------------
Pro forma income taxes                                       1,583            1,932            2,300
Income taxes as reported                                     1,074              944            1,213
                                                          ------------------------------------------
Pro forma income tax adjustment                           $    509     $        988     $      1,087
                                                          ==========================================


The pro forma income tax expense differs from the statutory federal income taxes as follows:

                                                                      YEAR ENDED JANUARY 31
                                                             1994             1995             1996
                                                           -----------------------------------------
Statutory federal income taxes                             $ 1,431       $    1,746       $    2,083
State income taxes, net                                        139              169              202
Other                                                           13               17               15
                                                           -----------------------------------------
                                                           $ 1,583       $    1,932       $    2,300
                                                           =========================================

                          Kidney Care, Inc., et al.

                                (In thousands)





11. COMMITMENTS AND CONTINGENCIES

KidneyCare leases certain facilities and computer equipment. Rent expense for the years ended January 31, 1994, 1995, and 1996 totaled $893, $948, and $912, respectively. Minimum rental payments under noncancellable operating leases having remaining terms in excess of one year as of January 31, 1996, by fiscal year are as follows:

          1997                                                                        $    665
          1998                                                                             636
          1999                                                                             624
          2000                                                                             518
          2001                                                                             471

KidneyCare is involved from time to time in claims and routine litigation in the normal course of its business. Management is of the opinion, based on the advice of counsel, that the outcome of any matters presently pending will not have a material adverse effect on the combined financial position or operations of KidneyCare.

12. ASSET TRANSFER AGREEMENTS

On July 31, 1995, KC entered into an agreement with Renal Care Group, Inc. ("RCG") whereby RCG agreed to purchase substantially all of KC's assets and assume certain of KC's liabilities. On November 14, 1995, MEL entered into an agreement with RCG whereby MEL agreed to be acquired by RCG in a merger, prior to which MEL's assets that are unrelated to its dialysis business will be spun off into a separate entity.

Effective February 6, 1996, RCG completed an initial public offering of 3,900 shares of Common Stock. Simultaneous with the consummation of the offering, a combination was consummated which included provisions for the asset transfer agreements between RCG, KC and MEL described above.