Form 10-K/A
period 1995-12-31
RENAL CARE GROUP INC
filed 1996-06-11
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---

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


         Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .
                                        ---     ---

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

       Renal Care Group, Inc. (the "Company") hereby amends the following items on Form 10-K of the fiscal year ended January 31, 1996 (the "Form 10-K") of its predecessor, Kidney Care, Inc., as set forth on the pages hereto:

              1.     Cover page of the Form 10-K
              2.     Signatures

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 1996.


                                              RENAL CARE GROUP, INC.


                                              By: /s/ RONALD HINDS
                                                 -------------------------------
                                                 Ronald Hinds
                                                 Executive Vice President,
                                                 Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


               Signature                               Title
               ---------                               -----
     /s/ HARRY R. JACOBSON, M.D.                Chairman of the Board
- -------------------------------------
       Harry R. Jacobson, M.D.


          /s/ SAM A. BROOKS                     President, Chief Executive Officer
- -------------------------------------             and Director
            Sam A. Brooks


       /s/ JOHN D. BOWER, M.D.                  Vice Chairman of the Board
- -------------------------------------
         John D. Bower, M.D.


         /s/ JOSEPH C. HUTTS                    Director
- -------------------------------------
           Joseph C. Hutts


       /s/ THOMAS LOWERY, M.D.                  Director
- -------------------------------------
         Thomas Lowery, M.D.


    /s/ STEPHEN D. MCMURRAY, M.D.               Director
- -------------------------------------
      Stephen D. McMurray, M.D.


      /s/ W. TOM MEREDITH, M.D.                 Director
- -------------------------------------
        W. Tom Meredith, M.D.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 1996.



                                              RENAL CARE GROUP, INC.


                                              By: /s/ RONALD HINDS
                                                 -------------------------------
                                                 Ronald Hinds
                                                 Executive Vice President,
                                                 Chief Financial Officer