Form 10-K/A
period 1995-12-31
RENAL CARE GROUP INC
filed 1996-08-09
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the calendar year ended December 31, 1995

                          Commission File No. 0-27640

                             RENAL CARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                                62-1622383
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

          2100 West End Ave., Suite 800, Nashville, Tennessee 37203
                    (Address of principal executive offices)
                                 (615) 321-2333


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

       Renal Care Group, Inc. (the "Company") hereby amends the following items on Form 10-K of the fiscal year ended January 31, 1996 (the "Form 10-K") of its predecessor, Kidney Care, Inc., as set forth on the pages hereto:

              1.     Cover page of the Form 10-K
              2.     Signatures
              3.     Financial Data Schedule -- Renal Care Group, Inc.
              4.     Financial Data Schedule -- Kidney Care, Inc.

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



                                              RENAL CARE GROUP, INC.


                                              By: /s/ RONALD HINDS
                                                 -------------------------------
                                                 Ronald Hinds
                                                 Executive Vice President,
                                                 Chief Financial Officer

                        INDEX TO FINANCIAL STATEMENTS
                                  (Amended)

                                                                                                                    Page
                                                                                                                    ----
Part I - Financial Information
RENAL CARE GROUP, INC. (OF DELAWARE)
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

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

Notes to Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-13

Part II - Securities And Exchange Commission Information

          Financial Data Schedule - Renal Care Group, Inc. (of Delaware)  . . . . . . . . . . . . . . . . . . . . .  F-14

          Financial Data Schedule - Kidney Care, Inc. et al . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-15

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