Form 10-Q
period 1996-06-30
RENAL CARE GROUP INC
filed 1996-08-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

                                     OR

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                              ---------  ----------
                          Commission File No. 0-27640


                           RENAL CARE GROUP, INC.

           (Exact name of registrant as specified in its charter)


               Delaware                                                      62-1622383
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)


           2100 West End Ave., Suite 800, Nashville, Tennessee  37203
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

                                Yes   X       No
                                     ---     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                          Outstanding at August 14, 1996
 ----------------------------------------------------------------------------
   Common Stock, $.01 par value                          10,146,136

                             RENAL CARE GROUP, INC.
                                     INDEX

                                                                                        PAGE NO.
                                                                                        -------
PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

         General Information

         Consolidated Balance Sheets
            December 31, 1995 and June 30, 1996 (unaudited)

         Consolidated Statements of Operations -
            For the three months June 30, 1995 and 1996 (unaudited)

         Consolidated Statements of Cash Flows -
            For the three months ended June 30, 1995 and 1996 (unaudited)

         Statement of Changes in Stockholders' Equity

         Notes to the Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           And Results of Operations


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

GENERAL INFORMATION

Renal Care Group, Inc. ("RCG" or the "Company") was incorporated in June 1995 for the purpose of acquiring five dialysis businesses ("Founding Companies"). Simultaneously with the Company's initial public offering on February 7, 1996, the Company acquired these businesses in a purchase transaction using historical cost accounting, since no single owner of any Founding Group held more than a 50% equity interest in the Company as of the closing of the offering.

The accompanying statements of operations and cash flows for the period ended June 30, 1996 include the consolidated results of operations and cash flows of the five dialysis businesses and Mainline Suburban Dialysis an acquisition described in Note 4 for the period from February 1, 1996 ("Effective Date") through June 30, 1996 (five months). The Company had no operations prior to February 1, 1996.

                             RENAL CARE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        DECEMBER 31,       JUNE 30,
                                                           1995              1996
                                                        ------------      -----------
                                                                          (Unaudited)
ASSETS:

Current assets:

     Cash and cash equivalents                             $1,000           $31,292
     Accounts receivable, net                                 372            18,644
     Inventories                                                -             1,643
     Prepaid expenses                                           -               252
     Other                                                      -               249
                                                           ------           -------
          Total current assets                              1,372            52,080
                                                           ------           -------
Property, plant and equipment, net                              -            13,943
Intangible assets, net                                          -             3,159
Other assets                                                    8             1,124
                                                           ------           -------
          Total assets                                     $1,380           $70,306
                                                           ======           =======
LIABILITIES AND  STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                      $    -            $5,739
     Accrued expenses                                           6             7,611
     Senior subordinated convertible notes                  1,380             1,380
     Income tax liability                                       -             1,980
                                                           ------           -------
          Total current liabilities                         1,386            16,710
                                                           ------           -------
Long term debt                                                  -                 -
Deferred income taxes                                           -               971
                                                           ------           -------
          Total liabilities                                 1,386            17,681
                                                           ------           -------

Stockholders' equity:
     Common stock, $.01 par value, 22,000
          shares authorized, 9,847 shares issued
          and outstanding                                       -                98
     Additional paid-in capital                                 -            49,226
     Retained earnings                                         (6)            3,301
                                                           ------           -------
           Total stockholders' equity                          (6)           52,625
                                                           ------           -------
          Total liabilities and stockholders' equity       $1,380           $70,306
                                                           ======           =======


          See accompanying notes to Consolidated Financial Statements

                            RENAL CARE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                             FOR THE THREE    FOR THE THREE         FOR THE SIX      FOR THE SIX
                                              MONTHS ENDED     MONTHS ENDED          MONTHS ENDED     MONTHS ENDED
                                             JUNE 30, 1995    JUNE 30, 1996         JUNE 30, 1995    JUNE 30, 1996
                                             -------------    -------------         -------------    -------------
Net revenue                                     $        -      $    23,080         $        -      $    37,972

Operating costs and expenses:
     Patient care costs                                  -           16,853                  -           27,698
     General and administrative expenses                 -            1,855                  -            3,036
     Provision for doubtful accounts                     -              429                  -              758
     Depreciation and amortization                       -              621                  -            1,015
     Merger Expenses                                     -              680                  -              680
                                                ----------      -----------         ----------      -----------
          Total operating costs and expenses             -           20,438                  -           33,187
                                                ----------      -----------         ----------      -----------
Income from operations                                   -            2,642                  -            4,785
                                                ----------      -----------         ----------      -----------
Interest income, net                                     -              320                  -              502
                                                ----------      -----------         ----------      -----------
Income before income taxes                               -            2,962                  -            5,287
                                                ----------      -----------         ----------      -----------
Provision for income taxes                               -            1,096                  -            1,980
                                                ----------      -----------         ----------      -----------
Net Income                                      $        -      $     1,866         $        -      $     3,307
                                                ==========      ===========         ==========      ===========
Earnings Per Share                              $        -      $      0.17         $        -      $      0.31
                                                ==========      ===========         ==========      ===========
Weighted Average Shares Outstanding                      -       10,780,000                  -       10,740,000
                                                ==========      ===========         ==========      ===========


         See accompanying notes to Consolidated Financial Statements

                            RENAL CARE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                             FOR THE SIX           FOR THE SIX
                                                                            MONTHS ENDED          MONTHS ENDED
                                                                            JUNE 30, 1995         JUNE 30, 1996
                                                                            -------------         -------------
        Cash flows from operating activities:

             Net income                                                      $         -             $  3,307

             Adjustments to reconcile net income to net cash
                provided by operating activities (net of effect of combination):

             Depreciation and Amortization                                   $         -                1,015
             Provision for Doubtful Accounts                                 $         -                  758
             Equity in Earnings of Subsidiary                                $         -                 (129)

        Changes in operating assets and liabilities, net of effects of companies acquired:

             Accounts receivable, net                                        $         -               (4,080)
             Inventories                                                     $         -                  202
             Prepaid Expenses                                                $         -
             Other Current Assets                                            $         -                  489
             Other Assets                                                    $         -                1,860
             Income Tax Liability                                            $         -                1,980
             Accounts Payable                                                $         -                    4
             Accrued Expenses                                                $         -                1,544
                                                                             -----------             --------
             Net cash provided by operating activities                       $         -                7,249
                                                                             -----------             --------
        Cash flows from investing activities:
             Cash distributions paid to Founders                             $         -              (39,699)
             Additions to property and equipment, net                        $         -               (3,817)
             Cash Acquired through business combination                      $         -                  395
             Cash distribution paid to acquired entity                       $         -                 (550)
             Founders cash contribution                                      $         -                3,893
                                                                             -----------             --------
             Net cash used in investing activities                           $         -              (38,778)
                                                                             -----------             --------
        Cash flows from financing activities:
             Cash paid in connection with organization of the
                Company and the initial public offering                      $         -               (3,237)
             Proceeds from initial public offering, net of underwriting
                discounts and commissions                                    $         -               75,079
             Retirement of long-term borrowings                              $         -               (9,021)
                                                                             -----------             --------
             Net cash provided by financing activities                       $         -               62,821
                                                                             -----------             --------
        Net increase in cash and cash equivalents                            $         -             $ 30,292
                                                                             -----------             --------
        Cash and cash equivalents, beginning of period                       $         -             $  1,000
                                                                             -----------             --------
        Cash and cash equivalents, end of period                             $         -             $ 31,292
                                                                             -----------             --------
        Supplemental disclosure:
             Interest paid                                                   $         -             $    218
                                                                             -----------             --------
        Schedule of non-cash investing and financing transactions:
             Common stock issued to Founders and acquired entity             $         -             $ 17,731
                                                                             -----------             --------
        Non-cash conversion of redeemable preferred stock to
             common stock                                                    $         -             $  2,451
                                                                             -----------             --------

          See accompanying notes to Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               COMMON STOCK                                               TOTAL
                                                         ----------------------      ADDITIONAL         RETAINED       SHAREHOLDERS
                                                         SHARES          AMOUNT    PAID-IN CAPITAL      EARNINGS         EQUITY
                                                                                   ---------------      --------       -------------
Balance, December 31, 1995                                                                                $    (6)         $    (6)
                                                          =====           ====           ========         =======          =======
Issuance of common stock in public offering,
     net of underwriting discounts and commissions        4,485             45             75,034                           75,079

Initial public offering costs                                                              (3,237)                          (3,237)

Cash distributions paid to Founding Companies                                             (39,699)                         (39,699)

Cash distributions to acquired entity                                                        (550)                            (550)

Issuance of stock portion of consideration to
     Founding Groups                                      4,834             48             16,100                           16,148

Equity acquired in connection with business combination     528              5              1,578                            1,583

Net Income                                                                                                  3,307            3,307
                                                          -----           ----           --------         -------          -------
Balance, June 30, 1996                                    9,847           $ 98           $ 49,226         $ 3,301          $52,625
                                                          =====           ====           ========         =======          =======



          See accompanying notes to Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1996
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

Overview

In February 1996, Renal Care Group, Inc., a Delaware Corporation ( the "Company") acquired simultaneously with the closing of its initial public offering (the "Offering"), five companies: Kidney Care, Inc. ("KCI"), and Medical Enterprises, Ltd. ("MEL") (KCI and MEL collectively "Kidney Care"), D.M.N. Professional Corporation ("DMN"), Tyler Nephrology Associates, P.A. ("TNA"), Kansas Nephrology Associates ("KNA"), and Renal Care Group, Inc. a Tennessee Corporation ("RCG"). These five businesses are referred herein as the "Founding Companies" and the transaction described above is referred to herein as the "Combination". The Company is a specialized provider of nephrology services.

Interim Financial Statements

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operation for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These financial statements should be read in conjunction with the financial statements of Renal Care Group, Inc. and Founding Companies and the related notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-80221) declared effective by the Securities and Exchange Commission on February 6, 1996.

Transitional Report

No transitional report is included in this Form 10Q for the Company's's predecessor, Kidney Care, Inc., which had a January 31, year-end, since its operations are included in these consolidated financial statements from February 1, 1996, the "effective date" of its acquisition by Renal Care Group, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Renal Care Group, Inc. include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Net income per share has been computed based on the weighted average shares outstanding of 10,740,000, which consists of 4,834,000 shares issued to owners of the Founding Companies; 4,485,000 shares issued in connection with the Company's initial public offering and 528,000 shares issued in the acquisition of Mainline Suburban Dialysis, and 893,000 shares related to outstanding options and warrants.

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 3 - INITIAL PUBLIC OFFERING

In February 1996, the Company completed an initial public offering, which involved a sale to the public of 4,485,000 shares of Common Stock at $18.00 per share. The net proceeds to the Company from the Offering, net of underwriting discounts and commissions, were approximately $75,079,000. Costs incurred in connection with organization of the Company and the initial public offering were $3,237,000. Of the net proceeds, $39,699,000 were used to pay the cash portion of the consideration for the Combined Companies and $8,539,000 was used to repay indebtedness assumed by the Company.


NOTE 4 - ACQUISITIONS

On April 26, 1996, the Company completed a merger with MainLine Suburban Dialysis Centers, Inc. ("MainLine") of Wynnewood, Pennsylvania which operates five dialysis centers serving 350 patients in the suburban Philadelphia area. The transaction is accounted for as a pooling of interests. In consideration for the transaction, the Company issued 528,000 shares of its common stock. Pro Forma operating results, for the five months ended June 30, 1996, are included in the accompanying financial statements.

On July 1, 1996, the Company completed a merger with The Nephrology Center, Inc., of Pensacola, Florida which operates two dialysis centers, serving approximately 250 patients in the Pensacola and Crestview, Florida areas. The transaction will be accounted for as a pooling of interests. In consideration for the transaction, the Company issued 298,775 shares of its common stock. Pro Forma combined operating information exclusive of non-recurring merger costs had the Founding Companies, MainLine and this acquisitions been consummated at the beginning of the first quarter of 1996 are as follows:


                        Revenues                 48,905
                        Net income                4,435
                        Earnings per share          .40

                        Weighted average shares
                          outstanding            10,986


On August 7, 1996 the Company executed a definitive merger agreement with RENALWEST, a Mesa, Arizona based provider of dialysis services. RENALWEST currently operates 19 out-patient dialysis centers and three centers providing home dialysis care to patients in the Metro Phoenix area and throughout rural Arizona. RENALWEST currently serves approximately 1,200 patients. In considerations for this transaction, the Company plans to issue 2,400,000 shares of its common stock to the former owners of RENALWEST. While this transaction has been approved by the Board of Directors of the Company, it is subject to the satisfaction of several conditions, including the approval of the companies shareholders and the owners of RENALWEST.

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

As discussed in Item 1, the Company conducted no operations until it acquired five dialysis businesses and simultaneously completed an initial public offering in February 1996. The following pro forma statements of operations are presented as if the Company and the five dialysis business and the acquisition of Mainline Suburban Dialysis had been combined as of the beginning of the periods presented.

                             Renal Care Group, Inc.
                    Pro Forma Combined Results of Operations
                                  (unaudited)



                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,

                                                  PROFORMA       ACTUAL              PROFORMA          PROFORMA
                                                    1995          1996                1995               1996
 Net revenue                                      $20,133        $23,080              $40,232          $45,350

 Operating costs and expenses:
   Patient care costs                              14,765         16,853               29,584           33,120
   General and administrative expenses              1,748          1,855                3,509            3,631
   Provision for doubtful accounts                    429            429                  819              883
   Depreciation and amortization                      655            621                1,166            1,203
                                                  -------        -------              -------          -------
      Total cost and expenses                      17,597         19,758               35,078           38,837
                                                  -------        -------              -------          -------

 Income from operations                             2,536          3,322                5,154            6,513
 Interest income, net                                 (55)           320                 (119)             408
                                                  -------        -------              -------          -------

 Income before income taxes                         2,481          3,642                5,035            6,921
                                                  -------        -------              -------          -------
 Provision for income taxes                           943          1,348                1,914            2,594
                                                  -------        -------              -------          -------

 Net Income before Merger Costs                   $ 1,538        $ 2,294              $ 3,121          $ 4,327
                                                  =======        =======              =======          =======

 Earnings Per Share before Merger Costs           $  0.18        $  0.21              $  0.36          $  0.40
                                                  =======        =======              =======          =======

 Net Income after Merger Costs                    $ 1,538        $ 1,866              $ 3,121          $ 3,899
                                                  =======        =======              =======          =======

 Earnings Per Share after Merger Costs            $  0.18        $  0.17              $  0.36          $  0.36
                                                  =======        =======              =======          =======

Weighted average number of common
   shares and equivalents outstanding           8,680,000     10,780,000            8,680,000       10,687,000


                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (PRO FORMA)

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Net revenue. Net revenue increased from $20.1 million for the three months ended June 30, 1995 to $23.1 million for the three months ended June 30, 1996, an increase of $3.0 million or 14.9%. This increase resulted primarily from a 8.6% increase in the number of treatments from 114,123 in the 1995 period to 123,966 in the 1996 period and a 2.9% increase in average revenue per treatment from $176 in 1995 to $181 in 1996. The remaining revenue increase is a result of higher than expected management fees and higher than expected earnings of 50% owned partnerships in Mississippi and Kansas. The revenue per treatment increase is due to higher revenue generating acute treatments, greater than expected erythropoietin (EPO), and other chargeable drug utilization in implementation of laboratory protocols.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $14.8 million for the three months ended June 30, 1995 to $16.9 million for the three months ended June 30, 1996, an increase of $2.1 million or 14.2%. This increase was due to the increase in number of associated treatments, which caused a corresponding increase in the use of drugs and supplies.
Patient care costs as a percent of net revenue decreased from 73.3% in the 1995 period to 73.0% in the 1996 period. Patient care cost per treatment increased from $129 in 1995 to $136 in 1996 or 5.4%. This increase is due to normal healthcare inflation, higher than expected EPO and other drug utilization costs, and the increase in higher cost acute treatments.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and clinic costs not directly related to the care of patients, including clinic administration, accounting, billing, and information systems. General and administrative expenses increased from $1.7 million for the three months ended June 30, 1995 to $1.9 million for the three months ended June 30, 1996, an increase of $200,000 or 11.8%. General and administrative expenses decreased as a percent of revenue in the 1996 period by 0.7%, primarily due to the higher revenues for the quarter.

     Provision for Doubtful Accounts. Provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts remained constant at $429,000 for the three months ended June 30, 1995 when compared to the same three months ended June 30, 1996. The provision for doubtful accounts as a percent of net revenue declined from 2.1% in the 1995 period to 1.9% in the 1996 period.

     Depreciation and Amortization. Depreciation and amortization decreased from $655,000 for the three months ended June 30, 1995 to $621,000 for the three months ended June 30, 1996, a decrease of $34,000 or 5.2%. This net decrease was due to the full depreciation of certain patient care facilities during the quarter.

                            RENAL CARE GROUP, INC.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (CONTINUED)

     Income from Operations. Income from operations increased from $2.5 million for the three months ended June 30, 1995 to $3.6 million for the three months ended June 30, 1996, an increase of $1.1 million, or 44%. Income from operations as a percent of net revenue increased from 12.3% in the 1995 period to 15.8% in the 1996 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of the number and types of treatments.

     Interest Income/Expense. Interest expense decreased from $55,000 for the three months ended June 30, 1995 to a net interest income of $320,000 for the three months ended June 30, 1996, a net increase of $275,000. This net increase was due to the payoff of substantially all borrowings of the Founders at the time of the Initial Public Offering through the use of proceeds.


RESULTS OF OPERATIONS (PRO FORMA)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Net Revenue. Net revenue increased from $40.2 million for the six months ended June 30, 1995 to $45.4 million for the six months ended June 30, 1996, an increase of $5.2 million or 12.9%. This increase resulted primarily from a 7.7% increase in the number of treatments from 227,948 in the 1995 period to 245,446 in the 1996 period and a 3.4% increase in the average revenue per treatment from $176 in 1995 to $181 in 1996. The remaining revenue increase is a result of management fee income and higher than expected earnings of 50% owned partnerships. The revenue per treatment increase is due to an increase in higher revenue generating acute treatments and greater than expected Erythropoietin (EPO) utilization.

     Patient Care Costs. Patient care costs increased from $29.6 million for the six months ended June 30, 1995 to $33.1 million for the six months ended June 30, 1996, an increase of $3.5 million or 11.8%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of drugs and supplies. Patient care costs as a percent of net revenue decreased from 73.5% in the 1995 period to 73.0% in the 1996 period. Average patient care cost per treatment increased from $130 in 1995 to $135 in 1996 or 3.8%. This increase is due to normal healthcare inflation, higher than expected EPO cost, and other non-chargeable drug utilization costs, and the increase in higher cost acute treatments.

     General and Administrative Expenses. General and administrative expenses increased from $3.5 million for the six months ended June 30, 1995 to $3.6 million for the six months ended June 30, 1996, an increase of $100,000 or 2.9%. General and administrative expenses decreased as a percent of revenue in the 1996 period by 0.7% primarily due to the higher revenues for the six month period.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased from $819,000 for the six months ended June 30, 1995 to $883,000 for the six months ended June 30, 1996. The provision for doubtful accounts as a percent of net revenue remained constant at 2.0% in the 1995 period as compared to the 1996 period.

     Depreciation and Amortization. Depreciation and amortization remained unchanged at $1.2 million for the six months ended June 30, 1995 when compared to the six months ended June 30, 1996.

     Income from Operations. Income from operations increased from $5.0 million for the six months ended June 30, 1995 to $6.9 million for the six months ended June 30, 1996, an increase of $1.9 million, or 38%. Income from operations as a percent of net revenue increased from 12.5% in the 1995 period
to 15.3% in the 1996 period.   Income from operations increased due to the
increase in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of the number and types of treatments.

     Interest Income/Expense. Interest expense decreased from $120,000 for the six months ended June 30, 1995 to a net interest income of $408,000 for the six months ended June 30, 1996, a net increase of $528,000. This net increase was due to the pay-off of substantially all borrowings of the Founders at the time of the Initial Public Offering through the use of proceeds.

                            RENAL CARE GROUP, INC.
          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed its public offering of 4,485,000 shares of common stock at $18.00 per share. The proceeds, net of underwriting discounts and expenses of the offering were approximately $75,079,000. Concurrent with the completion of the offering the Company paid approximately $39,699,000 to the stockholders of the Founding Companies and issued 4,834,000 shares of its common stock to such stockholders. In the acquisition of Mainline Suburban Dialysis there were 528,000 shares of common stock issued.
At June 30, 1996, 9,847,000 shares of the Company's stock were outstanding.

Working capital at June 30, 1996 was $35,323,000 and cash and cash equivalents were $31,292,000. Net cash generated from operations during the six months ended June 30, 1996 was $7,249,000.

Capital expenditures for the six months ended June 30, 1996 were $3,329,000. The Company repaid $9,021,000 in debt, including, $8,539,000 of debt that was assumed from the Founding Companies. At June 30, 1996 the Company had $1,380,000 of outstanding Convertible Senior Subordinated Promissory Notes due in December 1996 that are convertible into common stock at $7.50 per share.

The Company has a commitment from a bank to borrow up to $35,000,000 to be used for acquisitions, working capital and capital expenditures. This agreement was put into place during the second quarter of 1996. Management believes that its existing cash balances and cash generated from operations will be sufficient to fund the Company's planned capital expenditures through the remainder of 1996.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.
         (a)  Exhibits

                10.1 Agreement and Plan of Merger between the Company and RenalWest dated August 7, 1996

                27    Financial Data Schedule (SEC Use Only)

         (b) Reports on Form 8-K







                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       RENAL CARE GROUP, INC.
                                           (Registrant)


August 14, 1996                      BY: /s/ Robert K. Stillwell
- ---------------                          -----------------------
(Date)                                   Robert K. Stillwell
                                         Vice President,
                                         Chief Accounting Officer

August 14, 1996                      BY: /s/ Ronald Hinds
- ---------------                          ------------------------
(Date)                                   Ronald Hinds
                                         Executive Vice President,
                                         Chief Financial Officer