Form 10-Q
period 1996-09-30
RENAL CARE GROUP INC
filed 1996-11-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------   -----------------

                          Commission File No. 0-27640


                             RENAL CARE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                62-1622383
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


           2100 West End Ave., Suite 800, Nashville, Tennessee  37203
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

                                Yes  X       No
                                   -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                          Outstanding at November 14, 1996
--------------------------------------------------------------------------------
 Common Stock, $.01 par value                        12,625,954

                             RENAL CARE GROUP, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

            General Information

            Consolidated Balance Sheets
                 December 31, 1995 and September 30, 1996 (unaudited)

            Consolidated Statements of Operations -
                 For the three months ended September 30, 1995 and 1996 (unaudited)

            Consolidated Statements of Cash Flows -
                 For the three months ended September 30, 1995 and 1996 (unaudited)

            Statement of Changes in Stockholders' Equity (unaudited)

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

ITEM 1 - FINANCIAL STATEMENTS

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

The accompanying statements of operations and cash flows for the period ended September 30, 1996 include the consolidated results of operations and cash flows of the Founding Groups for the period from February 1, 1996 ("Effective Date") through September 30, 1996 (eight months), and the operations and cash flows of two additional businesses, Main Line Suburban Dialysis Centers, Inc. and RenalWest L.C., acquired in pooling of interests transactions as more fully described in Note 4, for the nine months ended September 30, 1996.

                             RENAL CARE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31,     SEPTEMBER 30,
                                                           1995             1996
                                                       ------------     -------------
                                                                        (Unaudited)
ASSETS:

Current assets:

     Cash and cash equivalents                         $      1,341      $      25,476
     Accounts receivable, net                                 8,204             26,678
     Inventories                                                727              2,525
     Prepaid expenses and other assets                          650              1,751
     Related party receivable                                   196                -
                                                       ------------      -------------
          Total current assets                               11,118             56,430
                                                       ------------      -------------
Property, plant and equipment, net                            9,225             27,292
Intangible assets, net                                           53              3,310
Other assets                                                    369              1,747
                                                       ------------      -------------
          Total assets                                 $     20,765      $      88,779
                                                       ============      =============
LIABILITIES AND  STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                  $      2,175      $       8,663
     Accrued wages and benefits                               1,420              4,721
     Due to third parties                                     4,265              4,884
     Due to related parties                                     270                -
     Accrued expenses                                           729              6,675
     Current portion of long-term debt                        3,677              6,638
     Income tax liability                                       -                  623
                                                       ------------      -------------
          Total current liabilities                          12,536             32,204
                                                       ------------      -------------
Long term debt                                                3,663                -
Deferred income taxes                                           -                2,471
                                                       ------------      -------------
          Total liabilities                                  16,199             34,675
                                                       ------------      -------------

Stockholders' equity:
     Common stock, $.01 par value, 22,000
          shares authorized, 12,556 shares issued
          and outstanding                                        29                126
     Additional paid-in capital                               5,254             53,860
     Retained earnings                                         (717)               118
                                                       ------------      -------------
          Total stockholders' equity                          4,566             54,104
                                                       ------------      -------------
          Total liabilities and stockholders' equity   $     20,765      $      88,779
                                                       ============      =============

          See accompanying notes to Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   FOR THE THREE        FOR THE THREE          FOR THE NINE          FOR THE NINE
                                                    MONTHS ENDED         MONTHS ENDED          MONTHS ENDED          MONTHS ENDED
                                                 SEPTEMBER 30, 1995   SEPTEMBER 30, 1996    SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                                 ------------------   ------------------    ------------------   ------------------
Net revenue                                       $       10,830      $        34,627        $       32,072       $        90,987

Operating costs and expenses:
     Patient care costs                                    6,783               24,241                20,090                63,397
     General and administrative expenses                   2,137                3,443                 6,521                 9,427
     Provision for doubtful accounts                         433                  639                 1,596                 1,710
     Depreciation and amortization                           454                1,212                 1,120                 3,197
     Merger Expenses                                           -                1,280                     -                 1,960
                                                  --------------      ---------------        --------------       ---------------
          Total operating costs and expenses               9,807               30,815                29,327                79,691
                                                  --------------      ---------------        --------------       ---------------
Income from operations                                     1,023                3,812                 2,745                11,296
                                                  --------------      ---------------        --------------       ---------------
Interest income, net                                        (114)                 153                  (335)                  394
                                                  --------------      ---------------        --------------       ---------------
Income before income taxes                                   909                3,965                 2,410                11,690
                                                  --------------      ---------------        --------------       ---------------
Provision for income taxes                                     -                2,517                     -                 4,609
                                                  --------------      ---------------        --------------       ---------------
Net Income                                        $          909      $         1,448        $        2,410       $         7,081
                                                  ==============      ===============        ==============       ===============
Earnings Per Share                                $         0.31      $          0.11        $         0.82       $          0.53
                                                  ==============      ===============        ==============       ===============
Weighted Average Shares Outstanding                        2,938               13,580                 2,938                13,350
                                                  ==============      ===============        ==============       ===============



        See accompanying notes to the Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       FOR THE NINE              FOR THE NINE
                                                                       MONTHS ENDED              MONTHS ENDED
                                                                    SEPTEMBER 30, 1995        SEPTEMBER 30, 1996
                                                                    ------------------        ------------------
Cash flows from operating activities:

     Net income                                                        $       2,410             $      7,081

     Adjustments to reconcile net income to net cash provided by operating activities (net of effect of combination):

     Depreciation and Amortization                                             1,120                    3,197
     Gain on Sale of Property                                                     (7)                    (118)
     Equity in Earnings of Subsidiary                                             -                      (309)
     Deferred Income Taxes                                                        -                     1,500
Changes in operating assets and liabilities, net
   of effects of companies acquired:

     Accounts receivable, net                                                    988                   (5,469)
     Inventories                                                                  82                       13
     Prepaid Expenses and Other Assets                                           127                    2,177
     Related Party Receivables                                                   151                       -
     Accounts Payable                                                            279                    1,596
     Accrued Wages and Benefits                                                  430                       -
     Accrued Expenses and Other Liabilities                                    1,238                    3,770
     Income Tax Liability                                                         -                       623
                                                                       -------------             ------------
     Net cash provided by operating activities                                 6,818                   14,061
                                                                       -------------             ------------
Cash flows from investing activities:
     Sale of property and equipment                                               48                      196
     Additions to property and equipment, net                                 (2,930)                  (9,880)
     Cash Acquired through business combination                                   -                       189
     Change in other assets                                                      (27)                      -
     Cash distributions to founders, net of cash
          contributions                                                           -                   (35,796)
                                                                       -------------             ------------
     Net cash used in investing activities                                    (2,909)                 (45,291)
                                                                       -------------             ------------
Cash flows from financing activities:
     Payments on line of credit                                               (4,398)                 (10,814)
     Proceeds from line of credit                                              4,658                   10,358
     Payments on long-term debt and capital leases                            (1,306)                 (10,266)
     Proceeds from long-term debt and capital leases                             560                      540
     Capital contributions                                                       592                       (4)
     Distribution to owners                                                   (3,930)                  (6,246)
     IPO proceeds, net of IPO costs                                               -                    71,797
                                                                       -------------             ------------
     Net cash provided by financing activities                                (3,824)                  55,365
                                                                       -------------             ------------
Net increase in cash and cash equivalents                                         85             $     24,135
                                                                       -------------             ------------
Cash and cash equivalents, beginning of period                                   298             $      1,341
                                                                       -------------             ------------
Cash and cash equivalents, end of period                               $         383             $     25,476
                                                                       =============             ============
Supplemental disclosure:
     Interest paid                                                     $         336             $        588
                                                                       =============             ============
Schedule of non-cash investing and financing transactions:
     Common stock issued to Founders in the combination                $          -              $     16,237
                                                                       =============             ============
Non-cash conversion of redeemable preferred stock to
     common stock                                                      $          -              $      2,451
                                                                       =============             ============

        See accompanying notes to the Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                    TOTAL
                                                       COMMON STOCK                ADDITIONAL       RETAINED     STOCKHOLDERS'
                                                          SHARES      AMOUNT     PAID-IN CAPITAL    EARNINGS        EQUITY
                                                       ------------  --------    ---------------   ---------     ------------
Balance, December 31, 1995                                 2,938      $   29        $  $5,254       $  (717)      $   4,566
                                                       =========      ======        =========       =======       =========
Issuance of common stock in public offering,
     net of underwriting discounts and commissions         4,485          45           75,034                        75,079

Initial public offering costs                                                          (3,282)                       (3,282)

Cash distributions paid to Founding Companies                                         (39,699)                      (39,699)

Dividend distribution                                                                                (6,246)         (6,246)

Issuance of stock portion of consideration to
     Founding Groups                                       4,834          49           16,188                        16,237

Equity Acquired in Business Combination                      299           3              365                           368

Net Income                                                     -           -                -         7,081           7,081
                                                       ---------      ------        ---------        ------       ---------
Balance, September 30, 1996                               12,556        $126          $53,860        $  118       $  54,104
                                                       =========      ======        =========        ======       =========


          See accompanying notes to Consolidated Financial Statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1996
                                  (unaudited)


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

Interim Financial Statements

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operation for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these financial statements be read in conjunction with the financial statements of Renal Care Group, Inc. and Founding Companies and the related notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-80221) declared effective by the Securities and Exchange Commission on February 6, 1996; and the Company's Registration Statement on Form S-1 (File No. 333-13813) as filed with the Securities and Exchange Commission on October 9, 1996, as further described in Note 6.

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

Net income per share for the three months ended September 30, 1996 has been computed based on weighted average shares outstanding of 13,580,000 which consists of 4,834,000 shares issued to owners of the Founding Companies, 4,485,000 shares issued in connection with the Company's initial public offering, 3,237,000 shares issued through business combinations and 1,024,000 shares related to outstanding options and warrants.

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 3 - INITIAL PUBLIC OFFERING

In February 1996, the Company completed an initial public offering, which involved a sale to the public of 4,485,000 shares of Common Stock at $18.00 per share. The net proceeds to the Company from the Offering net of underwriting discounts and commissions were approximately $75,079,000. Costs incurred in connection with organization of the Company and the initial public offering were $3,282,000. Of the net proceeds $39,699,000 were used to pay the cash portion of the consideration for the Combined Companies and $10,182,000 was used to repay indebtedness assumed by the Company.


NOTE 4 - ACQUISITIONS

On April 26, 1996, the Company completed a merger with Mainline Suburban Dialysis ("Mainline") of Wynnewood, Pennsylvania, which operates five dialysis centers serving 350 patients in the suburban Philadelphia area. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Mainline for all periods prior to the merger. In consideration for the transaction, the Company issued 538,000 shares of its common stock.

On September 30, 1996 the Company completed a merger with RenalWest, L.C. ("RenalWest"), a Mesa, Arizona based provider of dialysis services, which currently operates nineteen out-patient dialysis centers and three centers providing home dialysis care to approximately 1,200 patients in the Metro Phoenix area and throughout rural Arizona. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of RenalWest for all periods prior to the merger. In consideration for the transaction, the Company issued 2,400,000 shares of its common stock.

                            RENAL CARE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Separate net revenue and net income amounts of the Founding Companies, Main Line and RenalWest are presented in the following table. In addition, the table includes unaudited pro forma net income which reflect the elimination of the nonrecurring merger costs in 1996 and pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

                                                 Three Months Ended                         Nine Months Ended
                                                    September 30                              September 30
                                                    (unaudited)                                (unaudited)

                                                 1995             1996                      1995             1996
                                                 ----             ----                      ----             ----
Net Revenue
     Main Line                                 $  2,698        $  3,006                  $  8,266         $  8,974
     RenalWest                                    8,132           8,747                    23,806           26,133
     RCG                                             -           22,874                        -            55,880
                                               --------        --------                  --------         --------
Total                                           $10,830         $34,627                   $32,072          $90,987


Net Income
     Main Line                                  $    69          $  351                   $   185         $    998
     RenalWest                                      840           1,221                     2,225            3,529
     RCG                                             -             (124)                       -             2,554
                                               --------        --------                  --------         --------
Net income as reported                              909           1,448                     2,410            7,081

Merger costs, net of tax                             -              807                        -             1,235
Subchapter S status                                (336)           (452)                     (892)          (1,257)
Merger related deferred tax liability                -            1,500                        -             1,500
                                                -------          ------                   -------           ------
Pro forma net income                            $   573          $3,303                   $ 1,518           $8,559
                                                =======          ======                   =======           ======



NOTE 5 - INCOME TAXES

Income taxes for the three months ended September 30, 1996 and the nine months ended September 30, 1996 are presented at the Company's effective tax rate of 37.0% and 37.3%, respectively, increased by a one-time, merger related income tax charge partially offset by earnings from a Subchapter S corporation not subject to income tax for all periods presented.

NOTE 6 - SUBSEQUENT EVENTS

On October 9, 1996 the Company filed a Registration Statement on Form S-1 to offer 3,000,000 shares of the Company's Common Stock. Of the 3,000,000 shares of Common Stock of Renal Care Group, Inc., 1,276,318 shares are being offered by the Company and 1,723,682 shares are being offered by certain stockholders of the Company. The Company will not receive any of the proceeds from the sales of shares of Common Stock by the Selling Stockholders.

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

As discussed in Item 1, the Company conducted no operations until it acquired the Founding Companies and simultaneously completed an initial public offering in February 1996. The following pro forma statements of operations are presented as if the Company and the five dialysis businesses and the acquisition of Mainline Suburban Dialysis and RenalWest had been combined as of the beginning of the periods presented.

                             Renal Care Group, Inc.
                    Pro Forma Combined Results of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30                             SEPTEMBER 30

                                                PROFORMA        ACTUAL                    PROFORMA        PROFORMA
                                                 1995            1996                       1995            1996
Net revenue                                     $28,843         $34,627                   $ 84,749       $ 97,363

Operating costs and expenses:
     Patient care costs                          20,074          24,241                     58,956         68,124
     General and administrative expenses          3,154           3,443                      9,775          9,860
     Provision for doubtful accounts                902             639                      2,775          1,835
     Depreciation and amortization                1,037           1,212                      2,824          3,370
                                                -------         -------                   --------       --------
          Total cost and expenses                25,167          29,535                     74,330         83,189
                                                -------         -------                   --------       --------
Income from operations                            3,676           5,092                     10,419         14,174
Interest income, net                               (283)            153                       (606)           300
                                                -------         -------                   --------       --------
Income before income taxes                        3,393           5,245                      9,813         14,474
                                                -------         -------                   --------       --------
Provision for income taxes                        1,289           1,942                      3,729          5,402
                                                -------         -------                   --------       --------
Net Income before Merger Costs                 $  2,104         $ 3,303                   $  6,084       $  9,072
                                               ========         =======                   ========       ========
Earnings Per Share before Merger Costs         $   0.19         $  0.24                   $   0.55       $   0.69
                                               ========         =======                   ========       ========
Net Income after Merger Costs                  $  2,104         $ 1,448                   $  6,084       $  7,837
                                               ========         =======                   ========       ========
Earnings Per Share after Merger Costs          $   0.19         $  0.11                   $   0.55       $   0.59
                                               ========         =======                   ========       ========

Weighted average number of common
     shares and equivalents outstanding          11,091          13,580                     11,091         13,207


                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (PRO FORMA)

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net revenue. Net revenue increased from $28.8 million for the three months ended September 30, 1995 to $34.6 million for the three months ended September 30, 1996, an increase of $5.8 million or 20.1%. This increase resulted primarily from a 14.4% increase in the number of treatments from 156,475 in the 1995 period to 179,080 in the 1996 period and a 4.9% increase in average revenue per treatment from $183 in 1995 to $191 in 1996. The remaining revenue increase is a result of higher management fees and higher earnings of 50% owned partnerships in Mississippi and Kansas. The revenue per treatment increase is due to higher revenue generating acute treatments, greater erythropoietin (EPO) and other chargeable drug utilization.

Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $20.1 million for the three months ended September 30, 1995 to $24.2 million for the three months ended September 30, 1996, an increase of $4.1 million or 20.4%. This increase was due to the increase in number of associated treatments, which caused a corresponding increase in the use of drugs and supplies. Patient care costs as a percent of net revenue increased from 69.6% in the 1995 period to 70.0% in the 1996 period. Patient care cost per treatment increased from $128 in 1995 to $135 in 1996, or 5.5%. This increase is due to normal healthcare inflation, greater EPO and other drug utilization costs, and the increase in higher cost acute treatments.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and clinic costs not directly related to the care of patients, including clinic administration, accounting, billing, and information systems. General and administrative expenses increased from $3.2 million for the three months ended September 30, 1995 to $3.4 million for the three months ended September 30, 1996, an increase of $200,000 or 6.3%. General and administrative expenses decreased as a percent of revenue in the 1996 period by 1.0%, primarily due to such expenses being spread against the higher revenue base.

         Provision for Doubtful Accounts. Provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts decreased from $902,000 for the three months ended September 30, 1995 to $639,000 for the three months ended September 30, 1996. The provision for doubtful accounts as a percent of net revenue declined from 3.1% in the 1995 period to 1.9% in the 1996 period. This decrease represented a return to a normal level of provision for doubtful accounts in the 1996 period from the 1995 period when additional expense was recorded due to a deterioration in the aging of certain accounts receivable.

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         Depreciation and Amortization. Depreciation and amortization increased from $1.0 million for the three months ended September 30, 1995 to $1.2 million for the three months ended September 30, 1996, an increase of $200,000 or 20.0%. This net increase was due to the purchase of patient care facilities previously leased, higher than normal replacement of dialysis machines and the purchase of a clinical computer system.

         Income from Operations. Income from operations increased from $3.7 million for the three months ended September 30, 1995 to $5.1 million for the three months ended September 30, 1996, an increase of $1.4 million, or 37.8%. Income from operations as a percent of net revenue increased from 12.7% in the 1995 period to 14.7% in the 1996 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of the number and types of treatments.

         Interest Income/Expense. Interest expense decreased from $283,000 for the three months ended September 30, 1995 to a net interest income of $153,000 for the three months ended September 30, 1996, a net increase of $436,000.
This net increase was due to the payoff of substantially all borrowings of the Founders at the time of the Initial Public Offering through the use of proceeds.


RESULTS OF OPERATIONS (PRO FORMA)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net Revenue. Net revenue increased from $84,749,000 for the nine months ended September 30, 1995 to $97,363,000 for the nine months ended September 30, 1996, an increase of $12,614,000, or 14.9%. This increase resulted primarily from a 9.6% increase in the number of treatments from 465,637 in the 1995 period to 510,360 in the 1996 period and a 4.4% increase in the average revenue per treatment from $182 in the 1995 period to $190 in the 1996 period. The revenue per treatment increase was due to an increase in EPO utilization and higher-revenue generating acute treatments. The remaining revenue increase resulted from management fee income.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $58,956,000 for the nine months ended September 30, 1995 to $68,124,000 for the nine months ended September 30, 1996, an increase of $9,168,000, or 15.6%. This increase was due to the increase in the number of treatments, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue increased slightly from 69.6% in the 1995 period to 70.0% in the 1996 period. Average patient care cost per treatment increased from $127 in the 1995 period to $133 in the 1996 period. This increase was due to normal health care inflation, increased EPO utilization and the increase in higher cost acute treatments.

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         General and Administrative Expenses. General and administrative expenses include corporate office costs and clinic costs not directly related to the care of patients, including clinic administration, accounting, billing and information systems. General and administrative expenses increased from $9,775,000 for the nine months ended September 30,1995 to $9,860,000 for the nine months ended September 30, 1996, an increase of $85,000, or 0.8%. The net increase was a result of increased corporate overhead expenses partially offset by reduced compensation to prior physician owners. General and administrative expenses as a percentage of revenue decreased from 11.5% in the 1995 period to 10.1% in the 1996 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts decreased from $2,775,000 for the nine months ended September 30, 1995 to $1,835,000 for the nine months ended September 30, 1996. The provision for doubtful accounts as a percentage of net revenue decreased from 3.3% in the 1995 period to 1.9% in the 1996 period. This decrease represented a return to a normal level of provision for doubtful accounts in the 1996 period from the 1995 period when additional expense was recorded due to a deterioration in the aging of certain accounts receivable. The provision for doubtful accounts is a function of patient mix, billing practices and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable.

         Depreciation and Amortization. Depreciation and amortization increased from $2,824,000 for the nine months ended September 30, 1995 to $3,370,000 for the nine months ended September 30, 1996, an increase of $546,000, or 19.3%. This increase was due to the purchase of patient care facilities previously leased, higher than normal replacement of dialysis machines and the purchase of a clinical computer system.

         Income from Operations. Income from operations increased from $10,419,000 for the nine months ended September 30, 1995 to $14,174,000 for the nine months ended September 30, 1996, an increase of $3,755,000, or 36.0%. Income from operations as a percentage of net revenue increased from 14.6% in the 1995 period to 12.5% in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis centers, the purchase of property and equipment for existing centers and to finance working capital requirements. At September 30, 1996, the Company's working capital was $24,226,000, cash and cash equivalents were $25,476,000 and the Company's current ratio was 1.8:1.

         The Company's net cash provided by operating activities was $14,061,000 in the nine months ended September 30, 1996. Generally, cash provided by operating activities resulted from net income before depreciation and amortization expense, partially offset by increases in accounts receivable. The Company's net cash used in investing activities was $45,291,000 in the nine months ended September 30, 1996. Cash used in investing activities resulted from $39,699,000 of cash, working capital and certain

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


other distributions at the closing of the Combination (including approximately $6,899,000 in distributions to former stockholders of the Founding Companies) and $9,880,000 of capital expenditures, partially offset by the $3,903,000 cash balances of the Founding Companies acquired at the time of the Combination. Cash provided by financing activities was $55,365,000 for the nine months ended September 30, 1996. The Company's initial public offering in February 1996 resulted in the sale of 4,485,000 shares from which the Company received $71,797,000 after offering costs. Long-term debt repayments totaled $10,182,000, and distributions of $6,246,000 were made to shareholders of acquired companies since the Combination.

         The Company's line of credit allows for borrowings of up to $35,000,000 to be used for acquisitions, working capital and capital expenditures. The line of credit requires payments of interest only until May 1998 with the balance outstanding at that time amortized quarterly over the next three years. The credit facility bears interest at one of two floating rates selected by the Company: (i) the base rate plus margin ranging from 0.00% to 1.00% or (ii) LIBOR plus a margin of 0.95% to 2.70%. There were no amounts outstanding under the line of credit at September 30, 1996.

         At November 14, 1996, the Company had $1,380,000 of outstanding Convertible Notes due in December 1996 that are convertible into Common Stock at a price of $7.50 per share.

         A significant component of the Company's growth strategy is the acquisition and development of dialysis centers. The Company believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet the Company's acquisition, expansion, capital expenditure and working capital needs through at least the end of 1997. In order to finance certain large strategic acquisition opportunities, the Company may incur from time to time additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company.

        This report, press releases and other public statements by the Company contain "forward-looking statements," within the meaning of various provisions of the federal securities laws, that address activities, events or developments that will or may occur in the future. These statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, and other factors believed appropriate in the circumstances. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions, opportunities (or lack thereof) that may be presented to and pursued by the Company, competitive actions by other companies, changes in laws or regulations; and other factors as may be discussed from time to time in the Company's SEC reports and other filings, many of which are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)   A special meeting of shareholders was held on September 27, 1996
         (b)   The meeting did not involve election of directors
         (c) The shareholders voted 6,733,464 shares in the affirmative and 0 shares in the negative to approve the merger between Renal Care Group, Inc. and RenalWest
         (d) The shareholders voted 6,184,751 shares in the affirmative and 720,530 shares in the negative to approve an increase in the number of shares reserved for issuance under in the 1996 Stock Option Plan from 488,448 to 1,000,000

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.
         (a)  Exhibits
                 10.1 Employment Agreement, dated June 1, 1996, between the Company and Ray Hakim, M.D.

                 10.2 Lease Agreement, dated April 16, 1996, between Lowes Nashville Hotel Corp. and Renal Care Group, Inc.

                 27       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1996.