Form 10-K
period 1996-12-31
RENAL CARE GROUP INC
filed 1997-03-31
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ( X )           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  (   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27640

                             RENAL CARE GROUP, INC.
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   62-1622383
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                         2100 WEST END AVENUE, SUITE 800
                           NASHVILLE, TENNESSEE 37203
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (615) 321-2333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was $404,927,582 as of March 19, 1997, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 14,273,393 shares of common stock, $.01 par value, outstanding at March 19, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Renal Care Group is a specialized provider of nephrology services that was founded in June 1995 to focus on the provision of care to patients with kidney disease, including patients suffering from chronic kidney failure also known as end-stage renal disease ("ESRD"). As of December 31, 1996, the Company provided dialysis and ancillary services to approximately 5,200 patients through 81 outpatient dialysis centers in 12 states and managed an additional 10 dialysis centers in 4 states, 7 of which are in affiliation with leading medical centers such as Vanderbilt University Medical Center and The Cleveland Clinic Foundation. In addition to its outpatient dialysis center operations, Renal Care Group provided acute dialysis services through contractual relationships with 45 hospitals, staff-assisted dialysis services to 37 skilled nursing facilities and physician practice management services to 23 of the 64 nephrologists who are affiliated with the Company's outpatient dialysis centers.

     Renal Care Group was formed by leading nephrologists with the objective of creating an entity with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. The Company is working in partnership with its affiliated physicians to develop fully integrated nephrology networks that will implement clinical protocols designed to improve outcomes and reduce costly medical complications associated with ESRD.

     Nephrology is the specialized practice of medicine dedicated to providing care to patients with ESRD and other kidney-specific ailments. An essential component of the nephrologist's practice is the dialysis facility, where ESRD patients receive their dialysis treatments three times per week in a technologically advanced outpatient setting. Outpatient dialysis facilities generally are owned by nephrology groups and comprise an integral component of the nephrologist's practice due to the critical role that dialysis plays in the treatment of ESRD patients. According to the Health Care Financing Administration ("HCFA"), there were approximately 2,800 dialysis centers in the United States at the end of 1995. The Company believes that approximately 45% were owned by multi-center dialysis companies, 25% were owned by independent physicians and other companies and 30% were hospital-affiliated centers. Although nephrology groups have in the past sold their dialysis centers to entities focused on owning and operating such facilities, the Company believes that many nephrology groups recognize the benefits of affiliation with an entity having broader clinical, financial and business capability to help them manage the increasingly complex and time-consuming aspects of both their dialysis center operations and their nephrology practices. In addition, many hospitals are increasingly motivated to sell or outsource management of their dialysis facilities as they refocus their resources on their core business in response to increasing competitive pressures.

     ESRD is the state of advanced renal impairment that is irreversible and imminently lethal. Patients with ESRD eventually require dialysis or kidney transplantation to sustain life; transplants constituting approximately 6% of ESRD patients annually. Since 1972, individuals with ESRD who are eligible for Social Security have been entitled to Medicare benefits regardless of age or financial circumstances. According to data published by HCFA, the number of patients receiving chronic dialysis services in the United States has grown at a compound annual rate of 8.9%, from 66,000 patients in 1982 to approximately 200,000 in 1995. According to the United States Renal Data System ("USRDS"), the ESRD incidence rate among Medicare-eligible patients increased by 97.3% from 1984 to 1993. The USRDS estimates that the total direct medical payments for ESRD were approximately $11.1 billion in 1994. The Company attributes the growth in the number of ESRD patients principally to the aging of the general population and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to chronic kidney disease. In addition, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-sustaining treatment. The Company believes these trends will result in continued growth in the number of ESRD patients and increased demand for dialysis and associated nephrology services.

INDUSTRY OVERVIEW

  End-Stage Renal Disease

     ESRD is the state of advanced renal impairment that is irreversible and lethal unless treated. This condition is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, old age and other factors. In order to sustain life, individuals with ESRD require either dialysis for the remainder of their lives or successful kidney transplantation.

     According to the USRDS, the total estimated direct medical payments for ESRD exceeded $11.1 billion during 1994. Of the total direct medical payments for ESRD, approximately $8.3 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare funding for patients who are diagnosed with ESRD regardless of their age or financial circumstances if eligible for Social Security.

     Based on Medicare ESRD enrollment data published by HCFA, the number of ESRD patients in the United States requiring dialysis treatments has grown from approximately 66,000 at the end of 1982 to approximately 200,000 at the end of 1995. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients for all age groups was approximately 219 patients per million in 1993 as compared to 111 patients per million in 1984. Furthermore, USRDS data indicates that the incidence rate in patients ages 65 to 74 increased 130% from 1984 to 1993, and in patients ages 75 and older the incidence rate increased 189% over the same period.

     The Company attributes the growth in the number of ESRD patients principally to the aging of the general population and the improved treatment and increased survival rate of patients with diabetes, hypertension and other illnesses that lead to ESRD. Moreover, improved dialysis technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this treatment.

  Treatment Options for End-Stage Renal Disease

     Currently, the three treatment options for ESRD are (i) hemodialysis, which is performed either in a hospital setting, an outpatient facility or a patient's home, (ii) peritoneal dialysis, which is generally performed in the patient's home, and (iii) kidney transplant surgery. According to HCFA data, in 1995 approximately 83% of patients on dialysis in the United States received outpatient hemodialysis treatment and approximately 17% received hemodialysis or peritoneal dialysis in their homes.

     - Hemodialysis is the most common form of ESRD treatment and is generally performed either in a freestanding center or in a hospital. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient's blood and a device to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the blood cross the membrane into the dialysis fluid. Hemodialysis treatment usually requires approximately four hours and is administered three times per week for the life of the patient pursuant to a nephrologist's plan of care.

     - Peritoneal dialysis is generally performed by the patient at home and uses the patient's peritoneal, or abdominal, cavity to eliminate fluids and toxins in the patient's blood. Although there are several variations of peritoneal dialysis, continuous ambulatory peritoneal dialysis ("CAPD") and continuous cyclic peritoneal dialysis ("CCPD") are the most common. CAPD uses a sterile dialysis solution which is introduced through a surgically implanted catheter into the patient's peritoneal cavity. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used solution and replaces it with fresh solution. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution through the peritoneal membrane while the patient is sleeping or at rest. Patients treated at home are monitored monthly either through a visit from a staff person from a designated outpatient center or by the patient visiting the center.

     - Kidney transplantation, when successful, is the most desirable form of therapeutic intervention. However, the shortage of suitable donors severely limits the availability of this surgical procedure as a treatment option. Approximately 6% of patients with ESRD undergo kidney transplantation annually. Typically, transplant surgery is performed by transplant surgeons and not nephrologists.

  Ancillary Services

     Nephrologists provide ancillary services to ESRD patients, the most significant of which is the administration of erythropoietin ("EPO"). EPO is a bio-engineered protein that mimics a hormone produced in a normal kidney by stimulating the production of red blood cells. EPO is utilized in connection with all forms of dialysis to treat anemia, a medical complication experienced by almost all ESRD patients. EPO reduces or eliminates the need for blood transfusions in these patients. Other ancillary services provided by nephrologists to or in connection with ESRD patients may include but are not limited to (i) certain laboratory tests required by Medicare to determine the effectiveness of dialysis treatments, (ii) intradialytic parenteral nutrition ("IDPN"), which are nutrients added to a patient's blood during hemodialysis,
(iii) studies to test the degree of a patient's bone deterioration, an ESRD complication, (iv) electrocardiograms, (v) nerve conduction studies to test for deterioration of a patient's nerves, another ESRD complication, (vi) Doppler flow testing for the effectiveness of the patient's vascular access for dialysis, and (vii) blood transfusions.

  Nephrology Practice

     Caring for ESRD patients is the primary clinical activity of nephrologists. Other clinical activities of a nephrologist include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment, and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist typically assumes the role of primary care physician for the ESRD patient. The Company believes that while some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. Nephrology groups typically provide services in relatively large geographic areas, and it is common for a large geographic area to be served by a single nephrology group. Most nephrologists also have a significant office practice and consult on numerous hospitalized patients who are not on dialysis. A nephrologist typically derives income from services rendered (i) during office visits, (ii) for the treatment of patients in acute care hospitals and (iii) for the treatment of patients receiving dialysis services. Medicare reimburses nephrologists based on a fixed fee per month for outpatient services rendered in treating ESRD patients and based on designated rate schedules for services to ESRD patients who are hospitalized.

BUSINESS STRATEGY

     Renal Care Group's objective is to develop fully integrated nephrology provider networks to assume and manage the clinical and financial risk associated with providing renal disease management services on a capitated basis. The Company seeks to achieve this objective by (i) acquiring, developing and managing outpatient and medical center-based dialysis centers, (ii) integrating its dialysis centers with affiliated nephrology practices, (iii) developing a protocol-driven ESRD management model to enhance clinical outcomes and (iv) providing appropriate ancillary services to ESRD patients. The Company believes an integrated network of nephrologists and dialysis centers, combined with the Company's clinical expertise, management experience and access to capital, will provide significant advantages to patients and third-party payors by improving the quality of care while reducing the overall costs associated with treating patients with all forms of kidney disease, including those with ESRD. Following is a discussion of the key components of the Company's growth strategy.

ACQUISITION AND DEVELOPMENT ACTIVITIES

     In February 1996, the Company commenced its business with the simultaneous acquisition of the five Founding Companies: Kidney Care, Inc. and Medical Enterprises Ltd. ("MEL" and collectively "Kidney Care"); D.M.N. Professional Corporation ("DMN"); Tyler Nephrology Associates ("Tyler"); Kansas Nephrology Association ("Kansas"); and Renal Care Group, Inc., a Tennessee corporation ("Tennessee") (the "Combination"). At the time of the Combination, the Founding Companies had an aggregate of 41 dialysis centers serving approximately 2,663 patients in eight states. The aggregate consideration paid by the Company in the Combination was approximately 4,834,000 shares of Common Stock with an aggregate value at the time of the Combination of approximately $87.0 million, $32.8 million in cash, $7.3 million in notes payable and $13.8 million of assumed debt.

     In April 1996, the Company entered into an agreement to operate and manage the outpatient dialysis activities of The Cleveland Clinic Foundation located in Cleveland, Ohio. The Cleveland Clinic Foundation operates two dialysis facilities staffed by 11 nephrologists serving approximately 370 patients.

     In April 1996, the Company completed a merger with Main Line Suburban Dialysis Centers, Inc. ("Main Line") based in Wynnewood, Pennsylvania, which currently operates five dialysis centers serving approximately 350 patients in the suburban Philadelphia area. The Company acquired Main Line in exchange for shares of Common Stock with an aggregate value of approximately $18.2 million at the time the Company and Main Line entered into the merger agreement. The merger was accounted for as a pooling of interests.

     In September 1996, the Company completed a merger with RenalWest, L.C. ("RenalWest") which has 18 affiliated nephrologists and operates 19 freestanding hemodialysis centers and three home peritoneal dialysis centers serving approximately 1,260 patients in the state of Arizona. RenalWest also provides inpatient dialysis services to 16 acute care hospitals and staff-assisted dialysis services to 37 skilled nursing facilities. The Company acquired RenalWest in exchange for shares of Common Stock with an aggregate value of approximately $72.0 million at the time the Company and RenalWest entered into the merger agreement. The merger was accounted for as a pooling of interests.

     In October 1996, the Company acquired a dialysis company in Anniston, Alabama consisting of two facilities, and began managing, with the right to develop and own, a dialysis facility in Bay City, Texas, which together serve an aggregate of approximately 200 patients.

     In November 1996, the Company acquired substantially all of the assets of the Watson Wise Dialysis Center of St. Joseph's Hospital and Health Center of Paris, Texas, which serves approximately 100 patients. In addition, acute in-patient dialysis services will be provided to St. Joseph's Hospital by the Company.

     In December 1996, the Company formed a joint venture with The Cleveland Foundation and MetroHealth Systems, Cleveland Ohio to operate four outpatient facilities which expects to serve approximately 450 patients in the Cleveland metropolitan area.

     In January 1997, the Company exercised an option to acquire the assets of a laboratory from Kidney Care, Inc.

     In March 1997, the Company announced that it had acquired substantially all of the assets of seven federated dialysis facilities in Central Indiana:
Eastern Indiana Kidney Center, Richmond Indiana; Southeastern Indiana Kidney Center, Greensburg, Indiana; Saint Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center, Indiana Kidney Center South, St. Vincent Dialysis Center and St. Vincent Dialysis Center West, all in Indianapolis, Indiana. The facilities combined currently provide treatment to approximately 600 patients as well as acute, inpatient dialysis treatment services to four local hospitals. The consideration for the purchase transaction; excluding working capital acquired consisted of cash of approximately $24,800,000 and $7,200,000 of restricted common stock.

OPERATIONS

  Location, Capacity and Use of Facilities

     Renal Care Group operates 81 outpatient dialysis centers in 12 states with 64 affiliated nephrologists and 1,294 certified dialysis stations, excluding 10 centers managed by the Company. The Company leases 61 centers and owns 20 centers. The Company also provides inpatient dialysis services to 45 acute care hospitals and 37 skilled nursing facilities. Excluding managed centers, 703,549 hemodialysis treatments were provided at the Company's facilities during the year ended December 31, 1996.

     The Company estimates that on average its centers were operating at approximately 60% of capacity as of December 31, 1996, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. The Company believes it may increase the number of dialysis treatments at its centers without making additional capital expenditures.

  Operation of Facilities

     Renal Care Group's dialysis centers provide outpatient hemodialysis and related services to ESRD patients in a convenient setting. A majority of the Company's centers utilize volumetric dialysis equipment that accommodates high flux and high efficiency dialysis treatments. In addition to dialysis stations, the Company's centers generally contain a nurses' station, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices, and a staff lounge.

Many of the Company's centers also have a designated area for training patients in home dialysis and also offer certain amenities for the patients.

     In accordance with conditions for participation in the Medicare ESRD program, each of the Company's centers is supervised by a qualified Medical Director. Each center is managed by an administrator, typically a registered nurse, who is responsible for the day-to-day operations of the center and its staff. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk, and biomedical equipment technicians. Each center is staffed in a manner that allows the number of personnel to be adjusted according to the number of patients receiving treatments.

  Home Dialysis

     All of Renal Care Group's centers offer various forms of peritoneal dialysis, primarily CAPD or CCPD, and home hemodialysis. As of December 31, 1996, approximately 11% of the patients treated by the Company received home dialysis. The Company's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. The Company intends to expand its home dialysis program, which the Company believes is important to the development of a fully integrated nephrology services company.

  Hospital and Skilled Nursing Facility Care

     Certain of Renal Care Group's centers provide in-patient dialysis services through contracts with 45 hospitals located within their respective service areas. Under these contracts, the Company's centers typically provide equipment, supplies and personnel required to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. Such inpatient dialysis services are required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who require hospitalization for other reasons. The terms of these contracts are individually negotiated and vary by contract. Most of the Company's hospital contracts specify predetermined fees per dialysis treatment, although the Company believes that such fees may be subject to negotiation in the future as the provision of health care services becomes increasingly influenced by managed care and subject to capitated arrangements.

     The Company also provides staff-assisted dialysis services to 37 skilled nursing facilities in the Phoenix, Arizona metropolitan area. A central office dispatches equipment, supplies and personnel required to perform dialysis treatments in connection with the extended care services of skilled nursing facilities.

  University Division

     Renal Care Group currently manages the dialysis programs at Vanderbilt University Medical Center, The Cleveland Clinic Foundation and Case Western Reserve University, provides home dialysis services to a group of patients at the University of Arkansas, provides consulting services to the University of Michigan Medical Center regarding its dialysis program and is developing a dialysis center for the University of Louisville. The Company entered in a partnership agreement with Saint Louis University effective in October 1996, to operate outpatient dialysis facilities in the Saint Louis area. The Company intends to expand its university and medical center management program and is currently in various stages of discussions concerning a number of such programs. In addition, the Company also intends to acquire or develop university and medical center dialysis centers. The Company believes that its affiliation with leading nephrology groups will enhance its ability to attract and maintain agreements to manage the dialysis programs of universities and medical centers. Furthermore, the Company expects these affiliations will expand the Company's patient base, provide opportunities for the development of new centers and access to highly qualified physicians to act as Medical Directors. Furthermore, as a result of these affiliations, the Company will have access to outcomes research which, will support the Company's quality initiative.

  Relationships with Nephrologists; Medical Directors

     A key factor in the success of a dialysis center is its relationship with local nephrologists. An ESRD patient generally seeks treatment at a center where the patient's nephrologist has practice privileges. Consequently, Renal Care Group relies on its ability to attract and to meet the needs of referring nephrologists in order to receive and gain new patients.

     The Company has engaged practicing, board-eligible or board-certified nephrologists to serve as Medical Directors for each of its centers. Each of the Company's Medical Directors provides services pursuant to an independent contractor agreement between the Company and the physician or his or her professional practice group. Medical Directors' responsibilities primarily consist of the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development and training programs and assessment of all patients. Coordination of the delivery of care is important in maintaining ESRD patients' general level of health and in avoiding medical complications that might necessitate hospitalization.

     The Company typically enters into Medical Director agreements with nephrologists at each of its centers containing terms of seven years with three-year renewal options. The Company's Medical Director agreements typically provide for its Medical Directors to be paid fees for their supervisory services and include non-competition clauses with specific limitations on their ability to compete with the Company for certain periods of time and in certain geographic areas. In certain instances, in consideration for such non-competition agreements, the Company has granted options to purchase shares of Common Stock to the physicians serving as Medical Directors or their professional practice groups.

  Nephrology Practice Management

     Renal Care Group currently provides certain practice management services to the practices of 23 of the Company's nephrologists. Under these arrangements, the Company typically provides to the physicians, in exchange for a management fee, certain equipment, supplies and administrative services, including billing, collection, accounting, human resources and information systems. Each physician retains exclusive control of the provision of medical services to his or her patients.

QUALITY ASSURANCE

     In order to optimize therapy and improve outcomes, Renal Care Group established a Medical Advisory Board to maintain quality criteria for its clinical operations, monitor patient outcomes in all of its centers, and to develop a protocol-driven clinical management model and involves its patients in their own care.

 Medical Advisory Board

     The Company's Medical Advisory Board meets quarterly to monitor the development and implementation of clinical protocols and to review patient outcomes. The Medical Advisory Board is chaired by Raymond Hakim, M.D., Ph.D., the Company's Chief Medical Officer, and is composed of affiliated nephrologists. In addition, the Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures, identifying therapy deficiencies, and evaluating technological changes. The Medical Advisory Board's principal task is the development of a protocol-driven clinical management model that will enable the Company to manage effectively the financial risk associated with ESRD capitation.

 Quality Criteria

     The Company actively involves its Medical Advisory Board in the oversight of quality criteria for both owned centers and its acquisition candidates. Regular evaluation of the prescribed dialysis treatments and the key physiological parameters of patients constitutes part of the continuous quality improvement that is the Company's primary clinical objective. The Company employs a registered nurse as a corporate Quality Assurance Coordinator to oversee the Company's continuous quality assurance program. In addition, each center has a quality assurance committee that typically includes the Medical Director, the center administrator and nurses, as well as other technical personnel. This committee meets regularly to monitor the quality of care in the center and to assure compliance with applicable regulations.

  Outcomes Data

     The Company believes that an important factor in the successful management of ESRD is access to a broad database of treatment-specific outcomes information from which clinical pathways may be defined. The Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company's centers to assist in implementing clinical pathways to enhance patient outcomes while reducing the cost of care. The Company believes that the implementation of such clinical pathways is necessary to improve the overall quality and operating efficiencies of its dialysis centers and to contract more effectively with payors in a health care environment increasingly influenced by managed care.

 Patient Involvement

     The Company also attempts to ensure quality care by instructing all ESRD patients before and after the initiation of dialytic therapy on methods for participating in their own care to the fullest extent possible. In addition, in some of the Company's centers, "self-care" units are formed in which self-reliance is fostered through instruction and support.

REIMBURSEMENT

  Sources of Net Patient Revenue

     The following table sets forth information regarding the percentages of Company net patient revenues:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       1994      1995    1996
                                                       ----      ----    ----
     Medicare                                           68%       68%     68%
     Medicaid                                            8         7       6
     Private and other payors                           18        20      21
     Hospital inpatient dialysis services                6         5       5
                                                       ---       ---     ---
              Total                                    100%      100%    100%
                                                       ===       ===     ===

     The Social Security Act provides for Medicare coverage for certain individuals who are medically determined to have ESRD. Once an individual is medically determined to have ESRD, the Social Security Act specifies that one of two conditions must be met before entitlement begins: (i) a regular course of dialysis must begin, or (ii) a kidney transplant must be performed. The Social Security Act provides that entitlement begins the third month after the month in which a regular course of renal dialysis is initiated. ESRD is currently defined in federal regulations as that stage of kidney impairment that appears irreversible and permanent and requires a regular course of dialysis or kidney transplantation to maintain life.

     Under the Medicare ESRD program, the reimbursement rates per treatment are fixed but have been adjusted from time to time by legislation. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenue. The Medicare composite rate, set by HCFA, governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications. The Medicare composite rate is subject to regional differences based on certain factors, including labor costs. Certain other services and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO and some physician ordered tests provided to dialysis patients. The Company generally submits Medicare claims monthly and is usually paid within 30 days of the submission.

 Medicare Reimbursement Rates

     The Medicare composite rate for outpatient dialysis services currently averages $126 per treatment in free standing facilities and may vary depending on regional wage differences. Medicare reimbursement rates are adjusted periodically based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. In the past, adjustments in the composite rate have had little relationship to the cost of conducting business.

     The Medicare ESRD composite reimbursement rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average composite reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1986. Congress increased the ESRD composite reimbursement rate, effective January 1991, resulting in an average rate of $126 per treatment.

     The Medicare ESRD composite reimbursement rate has been the subject of a number of reports and studies. In April 1991, the Institute of Medicine, an organization chartered by the National Academy of Sciences and an advisor to the federal government, released a report recommending that the composite rate be adjusted for the effects of inflation. In March 1996, the Prospective Payment Assessment Commission ("PROPAC") recommended that the ESRD composite reimbursement rate be increased by 2.0% for freestanding facilities for fiscal year 1997. In August 1996, and in response to the March 1996 report of PROPAC, HCFA announced that an increase in the composite rate may be appropriate within the next few years. In making this announcement HCFA also stated that any rate increase must be considered in the context of Medicare budgetary concerns. Nevertheless, HCFA stated that it may recommend an update to the composite rate for fiscal year 1998. In January 1996, HCFA announced a three-year demonstration project involving the enrollment of ESRD patients in managed care organizations. The demonstration project would adjust payment rates based upon treatment status, age groups, and the cause of renal failure. Based upon the results of the demonstration project, HCFA has stated it would make recommendations to Congress concerning the appropriateness of paying for ESRD services on a capitated basis. Congress is not required to implement these recommendations and could either raise or lower the reimbursement rate. During the last congressional session, there were various proposals for the reform of numerous aspects of Medicare. The Company is unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate. Any reductions in the Medicare composite reimbursement rate could have a material adverse effect on the Company's results of operations, financial condition and business.

     From June 1989 through December 1990, the Medicare ESRD program added $40 per administration of EPO to the dialysis center's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per treatment was allowed. Effective January 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 to $10 per 1,000 units for administration of EPO in 1994.

For subsequent periods, the Secretary of the Department of Health and Human Services ("HHS") is authorized to determine an appropriate rate, which currently is $10 per 1,000 units administered.

  Medicaid Reimbursement

     Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any coinsurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

  Private Reimbursement/Acute Care Contracts

     The Company receives reimbursement from private payors for ESRD treatments prior to Medicare becoming a patient's primary payor at rates significantly higher than the per treatment rate set by Medicare. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse the Company for 20% of the Medicare per treatment rate. The Company has negotiated managed care contracts with certain payors at rates that are higher than the Medicare rate. The Company also receives payments from hospitals under 45 acute care contracts at rates significantly higher than the Medicare composite rate.

GOVERNMENT REGULATION

  General

     The Company's dialysis center operations are subject to extensive governmental regulation at the federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of centers, personnel, maintenance of proper records, equipment and quality assurance programs. The dialysis centers are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers must be certified by HCFA as meeting certain Medicare conditions of coverage. All of the Company's dialysis centers are so certified. HCFA has announced that it is in the process of revising the current Medicare Conditions of Coverage for ESRD services. The Company is unable to predict what, if any, future changes may occur in the Medicare Conditions of Coverage for ESRD facilities.

     Any changes to the Medicare Conditions of Coverage, or any loss by the Company of its federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's operations, revenues and net earnings. To date, the Company and its subsidiaries have maintained their licenses and their Medicare and Medicaid authorizations. The Company believes that the health care services industry will continue to be subject to intense regulation at the federal, state and local levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged by government regulators or that health care reform will not result in a material adverse change to the Company.

     Furthermore, the Company potentially could be held responsible for actions previously taken by entities it has acquired. As part of its announced regulatory agenda for 1996, HHS intends to issue a proposed rule that would automatically assign to the new owner of a Medicare provider or supplier liability for any Medicare overpayments, violations, or sanctions incurred by or imposed on, the previous owner. There can be no assurance that previous operating practices of the Company's acquisitions will not be reviewed and challenged by government regulators or that the Company will not be liable for such practices.

  Fraud and Abuse

     The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that may be paid for in whole or in part by Medicare, Medicaid or similar state programs.

     Federal enforcement officials may attempt to impose civil false claims liability with respect to claims resulting from an anti-kickback violation. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment, civil penalties, fines and exclusion of the provider from future participation in the Medicare or Medicaid programs. Civil suspension from participation in Medicare or Medicaid for anti-kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. Some state statutes also include criminal penalties. While the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal anti-kickback statute to include the same broad prohibitions regardless of payer source. In fact, effective January 1, 1997, the Health Insurance Portability and Accountability Act of 1996 expands the anti-kickback statute to certain other "Federal Health Care Programs," such as CHAMPUS.

     In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions or "safe harbors" for certain business transactions. Transactions that satisfy the criteria under applicable safe harbors will be deemed not to violate the federal anti-kickback statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions may be subject to scrutiny by enforcement agencies. The Company seeks to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances, although not all of the Company's arrangements satisfy all of the elements of a safe harbor. Although the Company has never been challenged under any anti-kickback statute and the Company believes it has a reasonable basis for concluding that it complies in all material respects with the federal anti-kickback statute and all other applicable related laws and regulations, there can be no assurance that the Office of the Inspector General (the "OIG") within HHS or other governmental agency will not take a contrary position or that the Company will not be required to change its practices in a manner which will cause, or will not otherwise experience, a material adverse effect as a result of any such challenge or any sanction which might be imposed.

     In July 1994, the Secretary of HHS proposed a rule that would modify the original set of safe harbor provisions to give greater clarity to the rule making's original intent. The proposed rule would make changes to the safe harbors on personal services and management contracts, small entity investment interests and space rentals, among others. The Company does not believe that its current operations, as set forth above, would change if the proposed rule were adopted in the form proposed. However, the Company cannot predict the outcome of the rule making process or whether changes in the safe harbors rule will affect the Company's position with respect to the federal anti-kickback statute.

     The Company believes that the current arrangements of the Company with nephrologist owners, Medical Directors, laboratories, IDPN suppliers, hospitals, and other persons or entities who either refer patients to the Company's dialysis centers or from whom the Company purchases items or services generally are in material compliance with the federal anti-kickback statute. Specifically, the Company believes that such arrangements now generally provide, and will provide for reasonable compensation to or by the Company for the items and services it buys from or furnishes to such persons or entities. Moreover, the Company intends that IDPN therapy will be furnished in accordance with specified utilization protocols consistent with Medicare coverage guidelines, and only to patients for whom it is deemed medically necessary, as demonstrated by physician-authorized Certificates of Medical Necessity. However, there can be no assurance that the Company's future arrangements will not be challenged or subject to sanctions for any of the Founding Companies' past arrangements. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's operations, net revenue and earnings.

  Stark II

     Provisions enacted as part of the Omnibus Reconciliation Act of 1989 and the Omnibus Reconciliation Act of 1993 ("Stark I" and "Stark II," respectively) restrict physician referrals for certain designated health services to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can incur civil penalties of up to $15,000 per improper claim and can be excluded from participation in the Medicare or Medicaid programs. Provisions enacted as part of Stark I imposing restrictions to clinical laboratory services became effective in 1992. Stark II provisions applicable to "designated health services" that may be relevant to the Company became effective in January 1995.

     A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician (or an immediate family member) and the entity. The Company has entered into compensation agreements with its Medical Directors or their respective professional practices. The Medical Directors or their professional practices also will own shares, and options to purchase shares, of Common Stock. Accordingly, the Medical Directors will have a "financial relationship" with the Company for purposes of Stark II.

     For purposes of Stark II, "designated health services" include, among other things: clinical laboratory services; parenteral and enteral nutrients, equipment and supplies, including IDPN; prosthetics; orthotics; prosthetic devices; physical and occupational therapy services; outpatient prescription drugs; durable medical equipment; and inpatient and outpatient hospital services. Dialysis is not a designated health service under Stark II. However, the Stark II definition of "designated health services" includes items and services that are components of dialysis or that may be provided to a patient in connection with dialysis, if such items and services are considered separately rather than collectively as dialysis. Under the final Stark I regulations published in August 1995, HCFA provided an exception from Stark I for clinical laboratory services reimbursed under the Medicare "composite rate" for dialysis. The Company believes it likely that, when final Stark II regulations are published, they will contain a similar exception for "designated health services" reimbursed under the composite rate. However, there can be no assurance that HCFA will adopt such a position. Even if the final Stark II regulations contain such an exception, the Company's provision of, or arrangement and assumption of financial responsibility for, services and items including, but not limited to, outpatient prescription drugs, including
EPO, enteral and parenteral nutrients, such as IDPN, clinical laboratory services,in-center dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients, are reimbursed separate from the Medicare composite rate and therefore may be construed as "designated health services" within the meaning of Stark II.

     Although the Company has learned that HCFA officials responsible for drafting implementing regulations for Stark II have tentatively taken the informal position that administration of certain prescription drugs that would not be needed but for a patient's need for dialysis (e.g., EPO) will not be treated as outpatient prescription drugs subject to the Stark II prohibition on self-referral, this informal position is not binding on HCFA, and there can be no assurance that final Stark II regulations will adopt such a position. With respect to the other items and services provided by the Company that are likely to be deemed to be "designated health services" subject to the Stark II prohibition, the language of Stark II and of the Stark I final regulation suggest that the Company will not be permitted to offer such services in the absence of a Stark II exception.

     Stark II contains exceptions for ownership or compensation arrangements that meet certain specific criteria set forth in the statute or in forthcoming regulations. With respect to ownership, certain qualifying in-office physician or ancillary services provided by or under the supervision of physicians in a single group practice are exempt from both ownership and compensation arrangement restrictions. With respect to compensation arrangements, exceptions are available for certain qualifying arrangements in the following areas: (i) bona fide employment relationships; (ii) personal services contracts; (iii) space and equipment leasing arrangements; (iv) certain group practice arrangements with a hospital that were in existence prior to December 1989; and
(v) purchases by physicians of laboratory services, or of other items and services at fair market value. In order to be exempt from the Stark II self-referral prohibition, it is necessary to meet all of the criteria of a particular exception for each financial relationship existing between an entity and a referring physician. The Company believes that several of its financial relationships with referring physicians will meet the criteria for an exception. For example, the Company believes, based on the language of Stark II, that its agreements with Medical Directors or their professional practices materially satisfy the exception for compensation pursuant to a personal services contract. Similarly, the Company believes, based in part on the legislative history to Stark II, that it has a reasonable basis for concluding that its contractual relationships with hospitals for acute inpatient dialysis services should be deemed to satisfy the criteria for the exceptions for personal services or leased equipment arrangements. In the case of certain other financial arrangements, however, there may be no exception available.

     Stark II also includes an exception for a physician's ownership or investment interest in securities listed on an exchange or quoted on the Nasdaq Stock Market which, in either case, meet certain criteria. Such criteria include a requirement that the issuer of such securities have at least $75.0 million in stockholder equity at the end of the issuer's most recent fiscal year or on average during the previous three fiscal years. Upon closing of the secondary offering on November 22, 1996, the Company exceeded stockholders' equity of $75.0 million.

     Because physicians under contract with the Company may refer patients to hospitals with which the Company has an acute inpatient dialysis service arrangement, Stark II may be interpreted by HHS to apply to the Company's acute dialysis arrangements with hospitals. However, Stark II contains exceptions for certain equipment rental and personal services arrangements, and the Company believes it has a reasonable basis for concluding that its contractual arrangements with hospitals for acute inpatient dialysis services are in material compliance with the requirements of such exceptions to Stark II.

     Consequently, if it were to apply, Stark II may require the Company to restructure certain existing compensation agreements with its Medical Directors or, in the alternative, to refuse to accept referrals for designated health services from such physicians. Moreover, since Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on entities which present or cause to be presented claims for reimbursement in such cases, the Company could be required to repay amounts reimbursed for items and services that HCFA determines to have been furnished in violation of Stark II, and could be subject to substantial civil monetary penalties, either or both of which could have a material adverse effect on the Company's operations, net revenue or earnings. The Company believes that if Stark II is interpreted to apply to the Company's operations, the Company will be able on a prospective basis to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions, although prospective compliance would not affect amounts or penalties determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if possible, will not have a material adverse effect on the Company's operations, net revenue or earnings. If Stark II is interpreted by HHS to apply to the Company and the Company is determined to be liable for past violations of Stark II by itself or one or more of the entities it has acquired, the application of Stark II could have a material adverse effect on the Company.

  Health Care Legislation

     Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers for a number of reasons, including deficit reduction. Legislation or regulations may be enacted in the future that may significantly modify the Medicare ESRD program or substantially reduce the amount paid for the Company's services. For example, the 1995 budget reconciliation bill sent by Congress to the President (and subsequently vetoed by the President) proposed extending the period during which Medicare payment for ESRD would be secondary to a patient's employer group health plan from 18 to 30 months. In addition, the conference report to the reconciliation bill called for HHS to report to Congress not later than December 31, 1999 with recommendations on expanding the definition of individuals eligible to enroll in the bill's proposed MedicarePlus managed care plans to include ESRD patients, and the President's response would have immediately made such persons eligible for participation in such plans.

     The Health Insurance Portability and Accountability Act of 1996 ("Kennedy-Kassebaum legislation"), signed into law in August 1996, will, among other things, provide for insurance portability for individuals who lose or change jobs, limit exclusions for preexisting conditions, and establish a pilot program for medical savings accounts. In addition, this legislation also greatly expands federal efforts at combating health care fraud and abuse by making numerous amendments to the Social Security Act and the federal criminal code. Among other things, the new legislation creates a new "Health Care Fraud and Abuse Control Account," provides for the issuance of "advisory opinions" by the OIG regarding the application of the anti-kickback statute, extends certain criminal penalties for Medicare and Medicaid fraud to other federal health care programs, expands the exclusion authority of the OIG, extends Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increases the amounts of civil monetary penalties, and establishes a criminal health care fraud statute.

     From time to time, the Company pays Medicare supplemental insurance premiums for patients with financial need. The provisions of the Kennedy-Kassebaum legislation issued January 1, 1997 may limit the Company's ability to pay for policy premiums for patients even with proven financial hardship. However, the Company believes that the bill did not intend to limit the

Company's ability to pay premiums for insurance coverage to third-party or governmental payors. Furthermore, the Company believes that the bill may be amended to include provisions for the payment of premiums on behalf of ESRD patients or allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients.

     Furthermore, statutes or regulations may be enacted which impose additional requirements on the Company to maintain eligibility to participate in the federal and state payment programs. Such new legislation or regulations may have a material adverse effect on the Company's operations, revenue or earnings.

COMPETITION

     The dialysis industry is fragmented and highly competitive. Competition for qualified physicians to act as Medical Directors is also significant. According to HCFA, there were in excess of 2,800 dialysis centers in the United States at the end of 1995. The Company believes that approximately 45% were owned by multi-center dialysis companies, 25% were owned by independent physicians and other companies and 30% were hospital-affiliated centers. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. The Company believes that competition for acquisitions has increased the cost of acquiring dialysis centers and will likely increase the cost of acquiring nephrology practices. The Company may also experience competition from centers established by former Medical Directors or other referring physicians. There can be no assurance that the Company will be able to compete effectively with any such competitors.

INSURANCE

     The Company maintains a $1,000,000 per occurrence general liability insurance policy for all of its operations. To date no payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operations of any of its facilities. The Company also maintains insurance in amounts it deems adequate to cover professional liability, property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

EMPLOYEES

     At December 31, 1996 the Company employed 1,640 full-time employees and 212 part-time employees. Of such full-time employees 26 were employed at the Company's headquarters and 1,826 were employed at the Company's facilities. In the opinion of management, employee relations are considered good.

ITEM 2.   PROPERTIES

PROPERTIES

     Excluding the 10 managed centers, the Company operates 81 dialysis centers in 12 states, of which 61 are located in leased facilities and 20 are owned. The following is a summary of the Company's outpatient dialysis centers.

                                                                    Centers
Acquired Company                   States                      Owned      Managed
----------------                   ------                      -----      -------
Kidney Care                    Mississippi, Arkansas
                               Louisiana, Florida               26            -

DMN                            Indiana, Ohio                     6            1

Tyler                          Texas                             6            2

Kansas                         Kansas, Oklahoma                 10            -

Tennessee                      Tennessee, Ohio, Kentucky
                               Missouri                          -            7

Main Line                      Pennsylvania                      5            -

The Nephrology Center          Florida, Alabama                  6            -

RenalWest                      Arizona                          22            -
                                                                --           --
                                                                81           10

     Certain of the premises are leased from physicians who practice at the center and who are stockholders of the Company. The Company's leases generally have terms ranging from one to 15 years and typically contain renewal options. The sizes of the Company's centers range from approximately 400 to 17,000 square feet. The Company leases office space in Nashville, Tennessee for its corporate headquarters and university division under leases that expire in 2002 and 1999. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

     Expansion or relocation of the Company's dialysis centers would be subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of an application submitted by the Company would be necessary for expansion or development of a new dialysis center. The Company generally owns the equipment used in its outpatient centers. The Company considers its equipment to generally be in good operating condition and suitable for the purposes for which it is being used.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment, which the Company believes will be covered by malpractice insurance. The Company is not currently a party to any material legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "RCGI" since February 7, 1996. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System from February 7, 1996 through December 31, 1996.

                                                        Price Range
               1996                                High             Low
               ----                               ------           ------
         First Quarter(1)                         $28.75           $23.25
         Second Quarter                            36.00            27.75
         Third Quarter                             38.00            26.50
         Fourth Quarter                            37.50            30.63

(1) Represents trading of the Common Stock from February 7, 1996 through March 31, 1996.

HOLDERS

     As of March 17, 1997, the approximate number of registered stockholders was 3,442, including 142 stockholders of record and approximately 3,300 persons or entities holding Common Stock in nominee name.

DIVIDEND POLICY

     The Company has never paid any cash dividend on its capital stock. The Company currently anticipates that all of its earnings will be retained to finance the growth and development of its business, and therefore, does not anticipate that any cash dividend will be declared or paid on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company's Board of Directors and its review of the Company's results of operations, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors it deems relevant.

SALES OF UNREGISTERED SECURITIES

     The Company issued the following securities during the 1996 calendar year in transactions that were not registered under the Securities Act of 1933:

     (A) On February 12, 1996, the Company issued 4,834,000 shares of Common Stock to the former owners of the Founding Companies in a private placement pursuant to the exemption from registration set forth in
          Section 4(2) of the Securities Act.

     (B) On April 26, 1996, the Company issued 528,000 shares of Common Stock to the former owners of Main Line in private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

     (C) On July 1, 1996, the Company issued 298,775 shares of Common Stock to the former owners of The Nephrology Centers, Inc. in a private placement pursuant to the exemption from registration set forth in
          Section 4(2) of the Securities Act.

     (D) On September 30, 1996, the Company issued 2,400,000 shares of Common Stock to the former owners of RenalWest, L.C. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

     (E) On September 30, 1996, the Company issued 70,000 shares of Common Stock to the former owner of Northeast Alabama Kidney Center, Inc. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Historical Financial Data -- Renal Care Group, Inc. on page 24 represents the historical results of operations of the Company and includes the results of operations of Main Line and RenalWest, which were acquired during 1996 in pooling-of-interests transactions. This information does not include the results of operations for the Founding Companies for any periods prior to the date of the initial public offering.

     The Selected Combined and Pro Forma Financial Data -- Renal Care Group, Inc. and Founding Companies on page 25 represents the results of operations had the Founding Companies and the Company been combined for all periods presented without giving effect to the initial public offering for periods prior to February 1, 1996 except on a pro forma basis.

     The Combination was accounted for using historical cost, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48, because no single owner group from any of the Founding Companies held more than 50% equity interest in the Company as of the closing of the Company's initial public offering. Accordingly, the Company has recorded the net assets acquired at the Founding Companies' historical cost basis, as determined by generally accepted accounting principles.

     The Selected Historical Financial Data -- Renal Care Group, Inc. for the years ended December 31, 1994, 1995, and 1996, is derived from audited data included elsewhere in the Form 10-K. The unaudited combined financial data has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the combined financial position and the combined results of operations for the periods presented. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Form 10-K.

          SELECTED HISTORICAL FINANCIAL DATA -- RENAL CARE GROUP, INC.
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,(1)
                                                                         ---------------------------
                                                               1992       1993       1994       1995      1996
                                                              ------    -------    -------    -------   --------
INCOME STATEMENT DATA:
  Net revenue.........................................        $8,713    $18,126    $41,627    $42,971   $129,518
  Patient care costs..................................         6,309     13,034     25,003     26,908     90,122
  General and administrative expenses.................         1,626      3,649      8,721      8,701     13,364
  Provision for doubtful accounts.....................           170        584      1,418      2,355      2,446
  Depreciation and amortization.......................           153        601      1,484      1,580      4,541
  Merger expenses.....................................            --         --         --         --      1,960
                                                              ------    -------    -------    -------   --------
  Total operating costs and expenses..................         8,258     17,868     36,626     39,544    112,433
                                                              ------    -------    -------    -------   --------
  Income from operations..............................           455        258      5,001      3,427     17,085
  Interest income (expense), net......................           (44)      (128)      (363)      (452)       619
                                                              ------    -------    -------    -------   --------
  Income (loss) before income taxes...................        $  411    $   130    $ 4,638    $ 2,975     17,704
                                                              ======    =======    =======    =======
  Provision for income taxes..........................                                                     6,958
                                                                                                        --------
  Net income..........................................                                                  $ 10,746
                                                                                                        ========
  Earnings per share..................................                                                  $   0.84
                                                                                                        ========
  Weighted average shares outstanding.................                                                    12,739
                                                                                                        ========


                                                                                DECEMBER 31,(1)
                                                                                ---------------
                                                              1992       1993       1994       1995       1996
                                                             ------     -------    -------    -------   --------
BALANCE SHEET DATA:
  Working capital.....................................       $  774     $ 3,519    $ 3,171    $(1,418)  $ 49,462
  Total assets........................................        2,613      14,393     17,318     20,765    131,812
  Total debt..........................................          367       5,248      5,420      7,340         --
  Stockholders' equity................................        1,468       4,901      5,919      4,566     93,325
----------

(1) The financial information for the years ended December 31, 1992, 1993, 1994 and 1995 does not include the Founding Companies. The financial information for the year ended December 31, 1996 includes the results of operations for the Founding Companies since February 1996 when they were acquired by the Company simultaneously with its initial public offering.
(2) Earnings per share amounts are not presented for the years ended December 31, 1992, 1993, 1994 and 1995 as the historical results of operations of the Company for these years consisted of non-taxed earnings from Main Line and RenalWest which were S corporations and therefore all taxes were payable personally by the stockholders of the respective entities. Additionally, the entities had different equity structure from the Company and earnings per share is not considered meaningful.

                SELECTED COMBINED AND PRO FORMA FINANCIAL DATA --
                  RENAL CARE GROUP, INC. AND FOUNDING COMPANIES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,(1)
                                                                         ---------------------------
                                                             1992        1993      1994       1995(2)    1996(3)
                                                            -------    --------  --------     --------   --------
INCOME STATEMENT DATA:
  Net revenue.........................................      $64,309     $80,442  $110,670     $115,329   $135,894
  Patient care costs..................................       46,752      58,314    75,366       80,417     94,849
  General and administrative expenses.................        4,423       6,799    12,616       12,866     13,797
  Provision for doubtful accounts.....................        1,309       2,010     2,914        3,995      2,571
  Depreciation and amortization.......................        1,895       2,416     3,414        3,661      4,715
  Merger expenses.....................................           --          --        --          --       1,960
                                                            -------     -------  --------     --------   --------
  Total operating costs and expenses..................       54,379      69,539    94,310      100,939    117,892
                                                            -------     -------  --------     --------   --------
  Income from operations..............................        9,930      10,903    16,360       14,390     18,002
  Interest income (expense), net......................         (570)       (460)     (646)       1,013        525
                                                            -------     -------  --------     --------   --------
  Income before income taxes..........................      $ 9,360     $10,443  $ 15,714      $13,377     18,527
                                                            =======     =======  ========     ========
  Provision for income taxes..........................                                                      7,025
                                                                                                         --------
  Net income (loss)...................................                                                   $ 11,502
                                                                                                         ========
  Earnings per share..................................                                                   $   0.85
                                                                                                         ========
  Weighted average shares outstanding.................                                                     13,496
                                                                                                         ========



                                                                                DECEMBER 31, (1)
                                                                                ----------------
                                                             1992        1993       1994       1995       1996
                                                            -------    --------    -------    -------   --------
BALANCE SHEET DATA:
  Working capital.....................................      $ 9,638     $14,761    $18,158    $12,237   $ 49,462
  Total assets........................................       28,670      42,770     49,918     60,899    131,812
  Total debt..........................................        4,037       8,265      8,620     15,915         --
  Stockholders' equity................................       18,506      24,211     26,825     25,358     93,325

----------

(1) The financial information for each of the years presented represents the results of operations of Renal Care Group and Founding Companies combined without giving effect to the Company's initial public offering for periods prior to February 1996.
(2) Pro forma information for the year ended December 31, 1995 excludes the following adjustments: (a) the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes;
     (b) additional estimated corporate overhead of approximately $2.6 million that would have been incurred had the Combination occurred at the beginning of 1995; and (c) certain other adjustments to reflect the Combination and the initial public offering.
(3) Pro forma information for the year ended December 31, 1996 gives effect to the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes and includes the results of operations for the Founding Companies for the month of January. Net income and earnings per share before merger expenses for the year ended December 31, 1996 would have been $12,738,000 and $0.94, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Renal Care Group is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure. The Company commenced operations in February 1996 when it acquired the Founding Companies simultaneous with the completion of its initial public offering. At the time of the Combination, the Founding Companies were established businesses engaged in the operation of outpatient dialysis centers as separate, independent entities for an average of 14 years. For the comparative discussion that follows, the selected Combined Financial and Pro Forma Statements include the financial information of the Founding Companies, Main Line, a merger which was completed in April 1996, and RenalWest, a merger which was completed in September 1996. Both the Main Line and RenalWest mergers were accounted for as poolings of interests. RenalWest was organized in September 1993; consequently, the Selected Combined Financial and Pro Forma Statements do not include a full year of operating results for that period. Because the Founding Companies, Main Line and RenalWest were independent entities that had not been operated by the Company's management prior to their respective dates of acquisition, the historical results prior to such times may not be indicative of future performance. In addition, the Selected Combined and Pro Forma Financial Statements do not give effect to any operating efficiencies prior to such dates of acquisition that the Company believes typically would be attainable in an integrated organization.

     The Company's net revenue has been derived primarily from the following sources: (i) outpatient hemodialysis services; (ii) ancillary services associated with dialysis, primarily the administration of EPO; (iii) home dialysis services; (iv) inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities; (v) management contracts with hospital-based and medical university dialysis programs; and (vi) laboratory services. ESRD patients typically receive 156 dialysis treatments per year, with reimbursement for services provided primarily by the Medicare ESRD program based on rates that are established by HCFA. For the year ended December 31, 1996, approximately 74% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. For patients with health insurance, dialysis generally is reimbursed at rates higher than Medicare during the first 18 months of treatment, after which time Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

RESULTS OF OPERATIONS

     As indicated elsewhere, in February 1996 the Company commenced its business with the simultaneous acquisition of the five Founding Companies. As a result of this Combination, a comparison of the current operations of the Company to its historical operations is not considered meaningful. Therefore, the results of operations for all periods in the table below and in the period comparisons that follow reflect the historical operations of the Company combined with the operations of the Founding Companies had the Combination occurred for all periods presented.

     The following table sets forth, results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial items:

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                 1994                    1995                   1996
                                                 ----                    ----                   ----
Net Revenue                               $110,670   100.0%     $115,329     100.0%     $135,894    100.0%
Patient care costs                          75,366    68.1        80,417      69.7        94,849     69.8
General and administrative
  expenses                                  12,616    11.4        12,866      11.1        13,797     10.2
Provision for doubtful accounts              2,914     2.6         3,995       3.5         2,571      1.9
Depreciation and amortization                3,414     3.1         3,661       3.2         4,715      3.5
Merger expenses                                 --      --            --        --         1,960      1.4
                                          --------   -----      --------     -----      --------    -----
Total operating costs and
  expenses                                  94,310    85.2       100,939      87.5       117,892     86.8
                                          --------   -----      --------     -----      --------    -----
Income from operations                    $ 16,360    14.8%     $ 14,390      12.5%     $ 18,002     13.2%
                                          ========   =====      ========     =====      ========    =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Revenue. Net revenue increased from $115,329,000 for the year ended December 31, 1995 to $135,894,000 for the year ended December 31, 1996, an increase of $20,565,000, or 17.8%. This increase resulted primarily from a 12.6% increase in the number of treatments from 624,988 in the 1995 period to 703,549 in the 1996 period and a 4.3% increase in the average revenue per treatment from $185 in the 1995 period to $193 in the 1996 period. The revenue per treatment increase was due to an increase in EPO utilization and higher-revenue generating acute treatments. The remaining revenue increase resulted from management fee income.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $80,417,000 for the year ended December 31, 1995 to $94,849,000 for the year ended December 31, 1996, an increase of $14,432,000, or 17.9%. This increase was due to the increase in the number of treatments, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue increased from 69.7% in the 1995 period to 69.8% in the 1996 period. Average patient care cost per treatment increased from $129 in the 1995 period to $135 in the 1996 period. This increase was due to normal health care inflation, increased EPO utilization and the increase in higher cost acute treatments.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and clinic costs not directly related to the care of patients, including clinic administration, accounting, billing and information systems. General and administrative expenses increased from $12,866,000 for the year ended December 31, 1995 to $13,797,000 for the year ended December 31, 1996, an increase of $931,000, or 7.2%. The net increase was a result of increased corporate overhead expenses partially offset by reduced compensation to prior physician owners. General and administrative expenses as a percentage of revenue decreased from 11.1% in the 1995 period to 10.2% in the 1996 period.

     Provision for Doubtful Accounts. The provision for doubtful accounts decreased from $3,995,000 for the year ended December 31, 1995 to $2,571,000 for the year ended December 31, 1996. The provision for doubtful accounts as a percentage of net revenue decreased from 3.5% in the 1995 period to 1.9% in the 1996 period. This decrease represented a return to a normal level of provision for doubtful accounts in the 1996 period from the 1995 period when additional expense was recorded due to a deterioration in the aging of certain accounts receivable. The provision for doubtful accounts is a function of patient mix, billing practices and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which revenue is recognized based on management's estimate of the net collectibility of accounts receivable.

     Depreciation and Amortization. Depreciation and amortization increased from $3,661,000 for the year ended December 31, 1995 to $4,715,000 for the year ended December 31, 1996, an increase of $1,054,000, or 28.8%. This increase was due to the purchase of patient care facilities previously leased, higher than normal replacement cost of dialysis machines and the purchase of a clinical computer system.

     Merger Expenses. Merger expenses of $1,960,000 represented legal, accounting and employee severance and related benefits in connection with the Main Line, RenalWest and other acquisitions.

     Income from Operations. Income from operations increased from $14,390,000 for the year ended December 31, 1995 to $18,002,000 for the year ended December 31, 1996, an increase of $3,612,000, or 25.1%. Income from operations as a percentage of net revenue increased from 12.5% in the 1995 period to 13.2% in the 1996 period.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Revenue. Net revenue increased from $110,670,000 for the year ended December 31, 1994 to $115,329,000 for the year ended December 31, 1995, an increase of $4,659,000, or 4.2%. This increase resulted primarily from a 4.5% increase in the number of treatments from 598,274 in the 1994 period to 624,988 in the 1995 period. Average revenue per treatment remained constant for the 1994 and 1995 periods at $185.

     Patient Care Costs. Patient care costs increased from $75,366,000 for the year ended December 31, 1994 to $80,417,000 for the year ended December 31, 1995, an increase of $5,051,000, or 6.7%. This increase was due to the increase in the number of treatments, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue increased from 68.1% in the 1994 period to 69.7% in the 1995 period. Average patient care costs per treatment increased from $126 in the 1994 period to $129 in the 1995 period. This increase was the net result of normal health care inflation and lower EPO utilization costs.

     General and Administrative Expenses. General and administrative expenses increased from $12,616,000 for the year ended December 31, 1994 to $12,866,000 for the year ended December 31, 1995, an increase of $250,000, or 2.0%. General and administrative expenses as a percentage of net revenue decreased from 11.4% in the 1994 period to 11.1% in the 1995 period. General and administrative expenses as a percentage of net revenue decreased in the 1995 period due to the growth in revenue.


     Provision for Doubtful Accounts. The provision for doubtful accounts increased from $2,914,000 for the year ended December 31, 1994 to $3,995,000 for the year ended December 31, 1995. The provision for doubtful accounts as a percentage of net revenue increased from 2.6% in the 1994 period to 3.5% in the 1995 period. This increase was due to additional bad debt expense recorded as a result of a revision in the estimated collectibility of accounts receivable for RenalWest to reflect the Company's accounts receivable valuation policy.

     Depreciation and Amortization. Depreciation and amortization increased from $3,414,000 for the year ended December 31, 1994 to $3,661,000 for the year ended December 31, 1995, an increase of $247,000, or 7.2%. Depreciation and amortization as a percentage of net revenue increased from 3.1% in the 1994 period to 3.2% in the 1995 period.

     Income from Operations. Income from operations decreased from $16,360,000 for the year ended December 31, 1994 to $14,390,000 for the year ended December 31, 1995, a decrease of $1,970,000, or 12.0%. Income from operations as a percentage of net revenue decreased from 14.8% in the 1994 period to 12.5% in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the acquisition and the development of dialysis centers, the purchase of property and equipment for existing centers and to finance working capital requirements. At December 31, 1996, the Company's working capital was $49,462,000, cash and cash equivalents were $47,624,000 and the Company's current ratio was 2.3:1.

     The Company's net cash provided by operating activities was $17,085,000 in the year ended December 31, 1996. Generally, cash provided by operating activities resulted from net income before depreciation and amortization expense, partially offset by increases in accounts receivable. The Company's net cash used in investing activities was $62,513,000 in the year ended December 31, 1996. Cash used in investing activities included $37,853,000 of cash, working capital and certain other distributions made at the closing of the Combination, net of cash acquired. Additional uses of cash for investing activities have been related to acquisitions, purchases of equipment and leasehold improvements for the Company's facilities and purchases of investments. Cash provided by financing activities was $91,711,000 for the year ended December 31, 1996. The Company's initial public offering in February 1996 and stock offering in November 1996 resulted in the sale of 5,830,000 shares from which the Company received $112,131,000 after offering costs. Long-term debt repayments totaled $14,713,000, and pre-closing distributions of $6,245,000 were made to former shareholders of acquired companies after the Combination.

     Under its agreement with Kidney Care in connection with the Combination, the Company has certain contingent payments payable on each of April 30, 1997 and 1998 based on a formula applied to the amount by which pre-tax earnings of the operations acquired from Kidney Care for the 12 months ended December 31, 1996 and 1997, respectively, exceed the pre-tax earnings of such operations for the 12 months ended December 31, 1994. The maximum aggregate amount of the contingent payments is $7,000,000. The Company expects to satisfy this obligation through working capital.

     The Company's line of credit allows for borrowings of up to $35,000,000 to be used for acquisitions, working capital and capital expenditures. The line of credit requires payments of interest only until May 1998 with the balance outstanding at that time amortized quarterly over the next three years. The credit facility bears interest at one of two floating rates selected by the
Company: (i) the base rate plus a margin ranging from 0.00% to 1.00% or (ii) LIBOR plus a margin of 0.95% to 2.70%.

     A significant component of the Company's growth strategy is the acquisition and development of dialysis centers. The Company believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet the Company's acquisition, expansion, capital expenditure and working capital needs through the end of 1997. In order to finance certain large strategic acquisition opportunities, the Company may incur from time to time additional short- and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company.

FORWARD-LOOKING INFORMATION

     Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of the Company's strategy, development of the dialysis and nephrology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities and construction, expenditures, interest, costs and income constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Actual results or developments are subject to a number of substantial risks and uncertainties, including general economic market and business conditions; opportunities (or the lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors discussed from time to time in the Company's

SEC reports and other filings. Many of the foregoing factors are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

IMPACT OF INFLATION

     A substantial portion of the Company's net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. The Company is unable to increase the amount it receives for the services provided by its dialysis business that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect the Company's earnings in the future.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and financial statement schedules in
Part IV, Item 14(a) (1) and (2) of the report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will appear in the sections entitled "Executive Compensation", included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

         (1) Index To Financial Statements                                 Page
                                                                           ----
                Report of Independent Public Accountants                    F-1

                Consolidated Balance Sheets at December 31, 1995
                and 1996                                                    F-2

                Consolidated Statements of Operations for the years
                ended December 31, 1994, 1995, and 1996                     F-4

                Consolidated Statements of Stockholders' Equity
                for the years ended December 31, 1994, 1995, and 1996       F-5

                Consolidated Statements of Cash Flows for the years
                ended December 31, 1994, 1995, and 1996                     F-6

                Notes to Consolidated Financial Statements                  F-8

         (2) Index to Financial Statement Schedules.

             Report of Independent Accountants                              F-18

             Schedule II - Valuation and Qualifying Accounts                F-19

         (3) The Exhibits are listed in the Index of Exhibits Required by
             Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                  EXHIBIT INDEX

Exhibit
Number                                Description of Exhibits
-------                               -----------------------
3.1      Amended and Restated Certificate of Incorporation of the Company (1)
3.2      Amended and Restated Bylaws of the Company (1)
4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
         Incorporation and Bylaws of the Company defining rights of holders of Common
         Stock of the Company (1)
4.2      Specimen stock certificate for the Common Stock of the Company (1)
10.1     Employment Agreement, dated February 6, 1996, between the Company and Sam A.
         Brooks (2)*
10.2     Employment Agreement, dated February 6, 1996, between the Company and Ron
         Hinds(1)*
10.3     Employment Agreement between the Company and Raymond Hakim, M.D. (1)*
10.4     Employment Agreement, dated April 1, 1994, between the Company and Joseph A.
         Cashia (2)*
10.5     Employment Agreement, dated February 12, 1996, between the Company and Anne
         N. Bower (2)*
10.6     Medical Director Services Agreement, dated February 12, 1996, between the
         Company and Kansas Nephrology Physicians, P.A. (2)
10.7     Medical Director Services Agreement, dated February 12, 1996, between the
         Company and Indiana Dialysis Management, P.C. (2)
10.8     Medical Director Services Agreement, dated February 12, 1996, between the
         Company and Tyler Dialysis & Transplant Associates, P.A. (2)
10.9     Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc.
         relating to approximately 20,000 square feet of space. (2)
10.10    Lease Agreement, dated February 12, 1996, among the Company and Thomas A.
         Lowery,  M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran,
         M.D., relating to property in Carthage, Texas. (2)
10.11    Lease Agreement, dated February 12, 1996, among the Company and Thomas A.
         Lowery,  M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran,
         M.D., relating to property in Tyler, Texas. (2)
10.12    Sublease agreement between M-W-R Investment and Kansas Nephrology Associates,
         P.A. dated February 1, 1990, to be assumed by the Company, and related Lease
         Agreement between Dodge City Medical Center Building, Inc. and M-W-R Investment (1)

Exhibit
Number                                Description of Exhibits
-------                               -----------------------
10.13    Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates,
         Inc. (2)
10.14    Dialysis Center Management Agreement, dated May 11, 1994, between Renal Care
         Group, Inc. (of Tennessee) and Vanderbilt University (1)*
10.15    1996 Stock Option Plan for Outside Directors (1)*
10.16    Amended and Restated 1996 Stock Option Plan(3)*
10.17    Employee Stock Purchase Plan (1)*
10.18    Agreement between the Company and Healthcare Suppliers, Inc. dated December 7,
         1995 (1)
10.19    Amendment No. 1 to the Company's Employee Stock Purchase Plan(3)*
10.21    Chief Medical Officer Agreement, dated February 12, 1996, between the Company and John D. Bower, M.D.(3)
10.22    Medical Director Services Agreement, dated September 30, 1996, between  the
         Company and a group of individual physicians(3)
10.23    Employment Agreement, dated June 30, 1996, between the Company and Gary
         Brukardt(3) *
10.24    Management Agreement, dated March 1, 1996, between the Company and The
         Cleveland Clinic Foundation(3) *
10.25    Loan Agreement, dated May 30, 1996, among the Company, its subsidiaries and
         NationsBank of Tennessee, N.A.(3)
10.26    Revolving/Term Note, dated May 30, 1996, made by the Company and its subsidiaries  to the order of NationsBank of Tennessee, N.A.(3)
10.27    Stock Pledge Agreement, dated May 30, 1996, between the Company and
         NationsBank of Tennessee, N.A.(3)
10.28    Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana
         Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis
         Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and
         Community Hospitals of Indiana, Inc., Seton Health Corporation of Central
         Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint
         Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and
         Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis
         Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C.
10.29    Asset Purchase Agreement and Bill of Sale, dated effective as of January 1, 1997, among the Company, RCG Laboratory, Inc., and Kidney Care, Inc.
11.1     Statement regarding computation of per share earnings
21.1     List of subsidiaries of the Company


23.2     Consent of Ernst & Young LLP
24.1     Power of Attorney (contained on the signature page of this report)
27       Financial Data Schedule (for SEC use only)

------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.
(2) Incorporated by reference to the Company's Form 10-Q for the Quarter ended March 31, 1996 (Commission File No. 0-27640).
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-13813) effective October 30, 1996.

 *   Management contract or executive compensation plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 28th day of March, 1997.

                                         RENAL CARE GROUP, INC.

                                         By:  /s/ Sam A. Brooks, Jr.
                                              -----------------------------
                                              Sam A. Brooks, Jr., President
                                                and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sam A. Brooks, Jr. and Ronald Hinds and each of them his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and, in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Sam A. Brooks, Jr.           President, Chief Executive       March 28, 1997
----------------------------     Officer and Director
Sam A. Brooks, Jr.               (Principal Executive Officer)



/s/ Ronald Hinds                 Executive Vice President,        March 28, 1997
----------------------------     Chief Financial Officer
Ronald Hinds                     Secretary/Treasurer (Principal
                                 Financial Officer and Principal
                                 Accounting Officer)


/s/ Joseph C. Hutts              Director                         March 26, 1997
----------------------------
Joseph C. Hutts


/s/ Harry R. Jacobson            Director and Chairman            March 28, 1997
----------------------------     of the Board
Harry R. Jacobson, M.D.


/s/ Thomas A. Lowery             Director                         March 20, 1997
----------------------------
Thomas A. Lowery


/s/ John D. Bower                Director                         March 20, 1997
----------------------------
John D. Bower, M.D.


/s/ Stephen D. McMurray          Director                         March 24, 1997
----------------------------
Stephen D. McMurray, M.D.


/s/ W. Tom Meredith              Director                         March 22, 1997
----------------------------
W. Tom Meredith, M.D.


/s/ Kenneth Johnson              Director                         March 28, 1997
----------------------------
Kenneth Johnson, M.D.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Renal Care Group, Inc.

     We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 1995 and 1996, and the related consolidated income statements, statements of changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. as of December 31, 1995 and 1996 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                             ERNST & YOUNG LLP
Nashville, Tennessee
February 28, 1997

                             RENAL CARE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               1995       1996
                                                              -------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,341   $ 47,624
  Investments, held to maturity.............................       --      5,814
  Accounts receivable, net..................................    8,557     28,842
  Inventories...............................................      727      2,658
  Prepaid expenses and other current assets.................      493      1,540
                                                              -------   --------
          Total current assets..............................   11,118     86,478
Property and equipment, net.................................    9,225     30,739
Goodwill, net...............................................       --     11,066
Intangible assets, net......................................       53      2,749
Other long-term assets......................................      369        780
                                                              -------   --------
          Total assets......................................  $20,765   $131,812
                                                              =======   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,175   $  7,984
  Accrued wages and benefits................................    1,420      6,263
  Due to third party payors.................................    4,265      6,593
  Due to related parties....................................      270      7,000
  Accrued expenses and other current liabilities............      729      6,588
  Income taxes payable......................................       --      2,588
  Current portion of long-term debt.........................    3,677         --
                                                              -------   --------
          Total current liabilities.........................   12,536     37,016
Long-term debt, net of current portion......................    3,663         --
Deferred income taxes.......................................       --      1,471
                                                              -------   --------
          Total liabilities.................................   16,199     38,487
                                                              =======   ========
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000 shares authorized,
     none issued............................................       --         --
  Common stock, $.01 par value, 22,000 shares authorized
     2,938 and 14,182 shares issued and outstanding at
     December 31, 1995 and 1996, respectively...............       29        142
  Additional paid-in capital................................    5,254     89,399
  Retained (deficit) earnings...............................     (717)     3,784
                                                              -------   --------
          Total stockholders' equity........................    4,566     93,325
                                                              -------   --------
          Total liabilities and stockholders' equity........  $20,765   $131,812
                                                              =======   ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                         CONSOLIDATED INCOME STATEMENTS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1994      1995      1996
                                                              -------   -------   -------
Net revenue.................................................  $41,627   $42,971   $129,518
Operating costs and expenses:
  Patient care costs........................................   25,003    26,908     90,122
  General and administrative expenses.......................    8,721     8,701     13,364
  Provision for doubtful accounts...........................    1,418     2,355      2,446
  Depreciation and amortization.............................    1,484     1,580      4,541
  Merger expenses...........................................       --        --      1,960
                                                              -------   -------   --------
     Total operating costs and expenses.....................   36,626    39,544    112,433
                                                              -------   -------   --------
Income from operations......................................    5,001     3,427     17,085
Interest, net...............................................     (363)     (452)       619
                                                              -------   -------   --------
Income before taxes.........................................    4,638     2,975     17,704
Provision for income taxes..................................       --        --      6,958
                                                              -------   -------   --------
Net income..................................................  $ 4,638   $ 2,975   $ 10,746
                                                              =======   =======   ========
Earnings per share..........................................                      $   0.84
                                                                                  ========
Weighted average shares outstanding.........................                        12,739
                                                                                  ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                   ADDITIONAL                  TOTAL
                                                  COMMON STOCK      PAID-IN     RETAINED   STOCKHOLDERS
                                                 SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                 ------   ------   ----------   --------   -------------
Balance at December 31, 1993...................   2,928    $ 29     $  4,075    $   797      $  4,901
  Capital contributions........................      --      --          411         --           411
  Net income...................................      --      --           --      4,638         4,638
  Distributions to owners......................      --      --           --     (4,031)       (4,031)
                                                 ------    ----     --------    -------      --------
Balance at December 31, 1994...................   2,928      29        4,486      1,404         5,919

  Capital contributions........................      --      --          768         --           768
  Net income...................................      --      --           --      2,975         2,975
  Distributions to owners......................      --      --           --     (5,096)       (5,096)
                                                 ------    ----     --------    -------      --------
Balance at December 31, 1995...................   2,928      29        5,254       (717)        4,566

  Issuance of common stock in Initial Public
    Offering...................................   4,485      45       71,752         --        71,797
  Issuance of common stock to Founders.........   4,834      49       14,817         --        14,866
  Issuance of common stock in acquisitions.....     369       4        2,324         --         2,328
  Issuance of common stock in Secondary
    Offering...................................   1,345      13       40,321         --        40,334
  Conversion of subordinated notes.............     197       2        1,475         --         1,477
  Exercise of stock options....................      24      --          155         --           155
  Net income...................................      --      --           --     10,746        10,746
  Distributions to owners......................      --      --           --     (6,245)       (6,245)
  Dividends to Founders........................      --      --      (46,699)        --       (46,699)
                                                 ------    ----     --------    -------      --------
Balance at December 31, 1996...................  14,182    $142     $ 89,399    $ 3,784      $ 93,325
                                                 ======    ====     ========    =======      ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1994      1995       1996
                                                              -------   -------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 4,638   $ 2,975   $ 10,746
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    1,484     1,580      4,541
  Loss (gain) on sale of property and equipment.............       --        20       (118)
  Equity in earnings of subsidiary..........................       --        --       (311)
  Deferred income taxes.....................................       --        --        310
  Changes in assets and liabilities:
    Accounts receivable.....................................   (3,284)      781     (8,127)
    Inventories.............................................      (72)       40         (8)
    Prepaid expenses and other assets.......................      111       185      1,190
    Intangibles and other assets............................       15      (277)    (1,133)
    Accounts payable........................................    1,646     2,639      1,773
    Accrued wages and benefits..............................      235        38      3,042
    Due to related parties..................................      250        20     (1,392)
    Accrued expenses and other liabilities..................        2       184      3,983
    Income taxes payable....................................       --        --      2,588
                                                              -------   -------   --------
Net cash provided by operating activities...................    5,025     8,185     17,084
INVESTING ACTIVITIES
Proceeds from sale of property and equipment................       --       171        395
Purchases of property and equipment.........................   (2,428)   (4,804)   (11,365)
Cash paid for acquisitions, net of cash acquired............       --        --     (8,201)
Distributions received from affiliate.......................       --        --        325
Purchases of investments, held-to-maturity..................       --        --    (14,975)
Proceeds from sale of investments, held-to-maturity.........       --        --      9,161
Cash distribution to founders, net of cash contributions....       --        --    (37,852)
                                                              -------   -------   --------
Net cash used in investing activities.......................   (2,428)   (4,633)   (62,512)
FINANCING ACTIVITIES
Payments on line of credit..................................   (9,642)   (8,414)   (15,163)
Proceeds from line of credit................................    9,603     9,155     15,006
Payments on long-term.......................................   (1,830)   (1,765)   (14,713)
Proceeds from long-term debt................................    1,960     2,844        540
Capital contributions.......................................      411       767         --
Proceeds from exercise of stock options.....................       --        --        155
Net proceeds from issuance of common stock..................       --        --    112,131
Distributions to owners.....................................   (4,031)   (5,096)    (6,245)
                                                              -------   -------   --------
Net cash (used in) provided by financing activities.........   (3,529)   (2,509)    91,711
                                                              -------   -------   --------
Increase (decrease) in cash and cash equivalents............     (932)    1,043     46,283
Cash and cash equivalents, at beginning of year.............    1,230       298      1,341
                                                              -------   -------   --------
Cash and cash equivalents, at end of year...................  $   298   $ 1,341   $ 47,624
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest....................................................  $   386   $   469   $    673
                                                              =======   =======   ========
Income taxes................................................  $    --   $    --   $  4,697
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Common Stock to Founders....................................  $    --   $    --   $ 14,866
                                                              =======   =======   ========
Conversion of subordinated notes............................  $    --   $    --   $  1,477
                                                              =======   =======   ========
Issuance of Common Stock in acquisitions....................  $    --   $    --   $  2,328
                                                              =======   =======   ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               DECEMBER 31, 1996

1. ORGANIZATION

     Renal Care Group, Inc. (of Delaware) (the "Company") was formed in June 1995, primarily for the purpose of acquiring four dialysis businesses and Renal Care Group, Inc. (of Tennessee) ("Tennessee"), collectively, known as the "Founding Companies," in exchange for shares of its Common Stock, cash, notes payable and the assumption of certain debt (the "Combination"). As described more fully in Note 8, on February 6, 1996, the Company closed an initial public offering of 4,485 shares of its Common Stock and simultaneously consummated the Combination. The four unrelated businesses acquired in the Combination, which are comprised of numerous legal entities, conduct business as Kidney Care, Inc. and certain operating divisions of Medical Enterprises, Ltd. and Health Care Suppliers, Inc. ("KCI"), DMN Professional Corporation ("DMN"), Tyler Nephrology Associates, P.A. ("Tyler"), and Kansas Nephrology Associates, P.A. ("KNA") and Kansas Dialysis Supply, Inc. ("KDS," combined, "Kansas"). Tennessee and the four unrelated businesses acquired are based in Tennessee, Mississippi, Indiana, Texas, and Kansas.

     The Combination was accounted for utilizing the historical cost basis in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 with the stock being valued at the historical cost of the net assets exchanged. Cash consideration given in the Combination is treated for accounting purposes as a dividend from the Company to Tennessee, KCI, DMN, Tyler, Kansas, and their owners.

     As described more fully in Note 10, the completed mergers with Main Line Suburban Dialysis Centers, Inc. ("Main Line") and RenalWest, L.C., et al ("RenalWest") were accounted for as pooling of interests. These financial statements reflect the restated consolidated financial statements of the Company effecting these pooling of interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned corporate subsidiaries and partnership interests. Significant intercompany transactions and accounts have been eliminated in consolidation. Investments in affiliates less than 50% owned are generally recorded on the equity method.

CASH EQUIVALENTS

     The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), the Company's debt securities are classified as held-to-maturity. The Company has both the positive intent and ability to hold to maturity and therefore the securities are carried at amortized cost.

INVENTORIES

Inventories consist of drugs, supplies and parts consumed in dialysis treatments and are stated at the lower of cost (using the average cost method and the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the related lease terms. Maintenance and repair costs are charged to operations as incurred.

INTANGIBLE ASSETS

The excess of aggregate purchase price over the fair value of net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 40 years using the straight-line method. Other acquired intangibles are allocated to patient lists and non-compete agreements and are amortized over the life of the asset, typically seven to ten years, using the straight-line method.
Accumulated amortization on intangible assets is approximately $5 and $378 at December 31, 1995 and 1996, respectively.

     The carrying value of intangible assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of the expected future net cash flows is less than book value. Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. SFAS 121 was implemented by the Company in 1996 and did not have an impact on the Company's financial statements.

INCOME TAXES

     The Company and its subsidiaries file a consolidated federal tax return and separate company state tax returns. Income taxes are provided under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the liability method, deferred income taxes are recognized for the tax consequences of differences between amounts reported for financial reporting and income tax purposes by applying enacted statutory tax rates applicable to future years to such differences. Deferred taxes result from temporary differences in the market value of assets acquired in business combinations accounted for as purchases and their tax bases. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Federal and State income taxes for Main Line and RenalWest prior to their acquisition by the Company were payable personally by the stockholders of Main Line and RenalWest pursuant to S Corporation elections under the Internal Revenue Code.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET REVENUE

     Accounts receivable and net revenue are recorded at the estimated net realizable amount from Medicare, Medicaid, patients, commercial insurers and other third party payors for services rendered. The Medicare and Medicaid programs reimburse the Company at amounts that are different from the Company's established rates.

Contractual adjustments under these programs represent the difference between the amounts billed for these services and the amounts that are reimbursable by third party payors. A summary of the basis for reimbursement with these payors follows:

  Medicare

     The Company is paid by the Medicare program on a prospective payment system for dialysis services. Each facility receives a composite rate that is adjusted to account for geographic differences in the cost of labor.

  Medicaid

     Medicaid is a state administered program with reimbursements varying by state. The Medicaid programs administered in each state in which the Company operates reimburse the Company for dialysis services rendered.

  Other

     Other payments from patients, commercial insurers and other third party payors are received pursuant to a variety of reimbursement arrangements, which are generally higher than those payments received from the Medicare and Medicaid programs.

     The allowance for doubtful accounts represent management's estimate of potential credit losses associated with amounts due from patients, commercial insurers and other third party payors. Management of the Company does not believe that receivables from the Medicare and Medicaid programs represent any credit risk.

     Reimbursements from Medicare and Medicaid at established rates approximated 78%, 71% and 74% of net patient revenue for the years ended December 31, 1994, 1995 and 1996, respectively.

ESTIMATED MEDICAL PROFESSIONAL LIABILITY CLAIMS

     The Company is insured for medical professional liability claims through retrospectively rated commercial insurance policies. It is its policy that provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims based on its experiences. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, the Company's experience with such claims has not been significant; accordingly, no such provision has been made.

EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding including the dilutive effect of options and warrants. Earnings per share amounts are not presented for 1994 and 1995 as the historical results of operations of the Company for these years consisted of non-taxed earnings from Main Line and RenalWest which were S Corporations. Additionally, the capital structure of the Company during 1996 was significantly different from that of prior years and an earnings per share presentation is not considered meaningful.

MARKET VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, investments, accounts receivable, long-term debt and capital lease obligations. The market values for these financial instruments approximates their carrying value at December 31, 1995 and 1996.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to current year presentation.

3. INVESTMENTS

     The amortized cost and estimated fair value of the investments are as follows:

                                                                       DECEMBER 31, 1996
                                                          --------------------------------------------
                                                                        GROSS        GROSS
                                                          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                            COST         GAIN         LOSS      VALUE
                                                          ---------   ----------   ----------   ------
U.S. Government Agencies................................   $  100        $ 2          $ --      $  102
Corporate Bonds and Notes...............................    5,714          9           (19)      5,704
                                                           ------        ---          ----      ------
Total...................................................   $5,814        $11          $(19)     $5,806
                                                           ======        ===          ====      ======

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                DECEMBER 31
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
Patient accounts receivable.................................  $12,185   $31,645
Other receivables...........................................      353     3,900
Allowance for doubtful accounts.............................   (3,981)   (6,703)
                                                              -------   -------
Net accounts receivable.....................................  $ 8,557   $28,842
                                                              =======   =======
Percent of patient accounts receivable related to patients
  participating in the Medicare and Medicaid programs.......      60%       68%

     Other receivables consist primarily of management fees and reimbursable expenses incurred pursuant to certain management agreements.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31
                                                              -----------------
                                                               1995      1996
                                                              -------   -------
Medical equipment...........................................  $ 8,551   $20,763
Furniture and nonmedical equipment..........................    2,591     5,693
Leasehold improvements......................................    2,836     6,298
Buildings...................................................      961     5,322
Construction in progress....................................       --       714
                                                              -------   -------
                                                               14,939    38,790
Less accumulated depreciation...............................   (5,714)   (8,051)
                                                              -------   -------
Net property and equipment..................................  $ 9,225   $30,739
                                                              =======   =======

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1995     1996
                                                              ------   ------
Equipment line of credit, advances made through December 31,
  1995, bearing interest at the variable bank base rate plus
  3/8% (8.88% at December 31, 1995), paid in 1996............ $1,460       --
Convertible senior subordinated promissory notes.............  1,380       --
Term note, bearing interest at the prime rate plus 1/2%
  (9.0% at December 31, 1995), collateralized by inventory,
  accounts receivable, property and equipment, paid in 1996..  1,263       --
Term note, bearing interest at the prime rate plus 3/8%
  (8.88% at December 31, 1995), collateralized by inventory,
  accounts receivable, property and equipment, paid in 1996..  1,200       --
Line of credit, interest at variable Bank Base Rate plus 3/8%
  (8.88% at December 31, 1995), collateralized by accounts
  receivable, inventory, equipment, furniture and general
  intangibles, expired and paid in June 1996.................    785       --
Other........................................................  1,252       --
                                                              ------   ------
Total long-term debt.........................................  7,340       --
Less current portion.........................................  3,677       --
                                                              ------   ------
Long-term debt, net of current portion....................... $3,663   $   --
                                                              ======   ======

     In May, 1996 the Company entered into a line of credit which allows for borrowings of up to $35,000 to be used for acquisitions, working capital and capital expenditures. The line of credit requires payments of interest only until May, 1998 with the balance outstanding at that time amortized quarterly over the next three years. The credit facility bears interest at one of two floating rates selected by the Company: (i) the base rate plus a margin ranging from 0.00% to 1.00% or (ii) LIBOR plus a margin of 0.95% to 2.70%. The Company has pledged the stock of its subsidiaries as collateral and would be obligated to pledge its assets and the assets of its subsidiaries if the Company should become in default under the line of credit. At December 31, 1996, no amounts were outstanding relative to this line of credit.

7. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1994, 1995, and 1996 consists of the following:

                                                              YEAR ENDED DECEMBER 31
                                                               1994     1995     1996
                                                              ------   ------   ------
Current:
  Federal...................................................      --       --   $5,542
  State and local...........................................      --       --    1,106
                                                              ------   ------   ------
                                                                  --       --    6,648
                                                              ======   ======   ======
Deferred:
  Federal...................................................      --       --   $  261
  State and local...........................................      --       --       49
                                                              ------   ------   ------
                                                                  --       --      310
                                                              ======   ======   ======
Provision for income taxes..................................      --       --   $6,958
                                                              ======   ======   ======


     At December 31, 1996, the Company has net operating loss carryforwards of $2,000 for federal income tax purposes and $1,300 for state income tax purposes that expire in years 2009 through 2011. The utilization of the federal net operating loss may be limited in future years due to changes in Company ownership.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996, are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              ---------------
                                                              1995     1996
                                                              -----   -------
Deferred Tax Assets:
     Net Operating Loss Carryforwards.......................  $ 620   $   765
     Allowance for Doubtful Accounts........................     --     2,281
     Accrued Vacation.......................................     --       861
     Other..................................................      2         5
     Less: Valuation Allowance..............................   (607)   (1,214)
                                                              -----   -------
                                                                 15     2,698
                                                              -----   -------
Deferred Tax Liabilities:
     Depreciation...........................................     15       913
     Cash to Accrual Adjustments............................     --     3,247
     Other..................................................     --         9
                                                              -----   -------
                                                                 15     4,169
                                                              -----   -------
Net Deferred Tax liability..................................  $  --   $ 1,471
                                                              =====   =======

     The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements for the years ended December 31, 1994, 1995, and 1996:

                                                             YEAR ENDED DECEMBER 31
                                                             ----------------------
                                                              1994    1995    1996
                                                              -----   -----   ----
U.S. federal income tax rate................................   34.0%   34.0%  35.0%
State income tax, net of federal income tax benefit.........    6.1     6.1    5.5
Cash to accrual adjustments.................................     --      --    6.8
Federal and State income tax benefit from S Corporation
  status of Main Line and RenalWest.........................  (40.1)  (40.1)  (8.8)
Other.......................................................     --      --     .8
                                                              -----   -----   ----
Effective Income Tax Rate...................................     --%     --%  39.3%
                                                              =====   =====   ====

8. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On February 6, 1996, the Company completed an initial public offering of 3,900 shares of Common Stock and on February 20, 1996, the underwriters of the offering fully exercised their over allotment option for an additional 585 shares, all of which were issued at $18 per share. Simultaneously the Company exchanged 4,834 shares of Common Stock, plus cash, notes payable, contingent payments and the assumption of certain debt for either stock or selected assets and liabilities of KCI, NEI, Tyler, Kansas and Tennessee in accordance with executed combination agreements. The exchange was accounted for utilizing the historical cost basis in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 with the stock being valued at the historical cost of the net assets exchanged. The Company received net proceeds of $71,797 after the deduction of underwriting discounts, commissions and other expenses.

SECONDARY STOCK OFFERING

     On November 22, 1996 the Company completed a secondary offering of 2,500 shares at a price of $32. The Company offered 1,064 of the shares with the remaining shares being offered by certain stockholders of the Company. On December 19, 1996 the underwriters of the offering exercised their over allotment option for an additional 375 shares of which 281 were offered by the Company and the balance offered by certain stockholders.

CONVERSION OF SUBORDINATED NOTES

     In December 1995, the Company sold an aggregate principal amount of $1,380 of Convertible Senior Subordinated Promissory Notes (the "Convertible Notes") bearing interest at a rate of 7.0% to provide funds to complete the Offering. On December 7, 1996, the principal and accrued interest thereof was converted into 197 shares of Common Stock.

DIVIDENDS TO FOUNDERS

     The Company used net proceeds from the initial public offering of $39,699 as the cash portion of the consideration paid to the owners of Tennessee and the four unrelated businesses to be acquired. These amounts were paid in accordance with Staff Accounting Bulletin No. 48 and has been treated as a dividend to Founders for accounting purposes.

     In addition, the Company has accrued $7,000 pursuant to its agreement with KCI in connection with the Combination. The amount of the contingent payment is based on a formula applied to the amount by which pre-tax earnings of the operations acquired from Kidney Care for the years ended December 31, 1996 and 1997, respectively, exceed pre-tax earnings of such operations for the year ended December 31, 1994. The amount is included as Due to Related Parties in the accompanying financial statement and accounted for as a dividend to Founders.

WARRANTS

     Tennessee issued warrants to two of its officers, effective
February 14, 1994, to purchase an aggregate of 160 shares of Common Stock of Tennessee at $7.50 per share. Also effective February 14, 1994, Tennessee issued to Equitable Securities Corporation, as compensation for its investment banking services and for nominal additional consideration, warrants to purchase 60 shares of Common Stock of Tennessee at $7.50 per share. The warrants have a term of ten years from the date of issuance.

STOCK OPTION PLANS

     In January 1996, the Company adopted the Renal Care Group, Inc. 1996 Stock Option Plan (the "1996 Employee Plan"), which was amended and restated effective September 1996. Under the 1996 Employee Plan, Options to purchase a total of 1,000 shares of Common Stock were reserved for grant to eligible employees and other key persons. Subsequent to year end, the Board increased the number of shares for issuance under the 1996 Plan from 1,000 to 2,000 subject to stockholder approval. In 1994, Tennessee adopted the 1994 Stock Option Plan (the "1994 Plan") which provided for the grant of options to purchase up to 320 shares of Common Stock to directors, officers and other key persons. In 1995 the Company issued options outside of a plan ("Free Standing") to key employees, officers, directors and other key persons.

     The following is a summary of option transactions during the period from January 1, 1994 through December 31, 1996:

                                                                                                                      1996
                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                                                    EXERCISE
                                                1996 EMPLOYEE PLAN          1994 PLAN            FREE STANDING       PRICE
                                               ---------------------  ---------------------  ---------------------  --------
                                                          EXERCISE               EXERCISE               EXERCISE
                                               OPTIONS   PRICE RANGE  OPTIONS   PRICE RANGE  OPTIONS   PRICE RANGE
                                               -------   -----------  -------   -----------  -------   -----------
Balance, at January 1, 1994..................     --                     --                     --
  Granted....................................     --                     85      $2-$7.50       --
  Exercised..................................     --                     --                     --
  Forfeited..................................     --                     --                     --
                                                 ----                   ----                   ----
Balance, at December 31, 1994................     --                     85                     --
  Granted....................................     --                     31        $7.50       679        $7.50
  Exercised..................................     --                     --                     --
  Forfeited..................................     --                     --                     --
                                                 ----                   ----                   ----
Balance, at December 31, 1995................     --                    116      $2-$7.50      679        $7.50      $ 8.86
  Granted....................................    876       $18-$37       --                    228        $7.50      $25.50
  Exercised..................................     (4)        $18         --                    (10)       $7.50      $10.65
  Forfeited..................................     --                     --                     --        $7.50          --
                                                 ----                   ----                   ----
Balance, at December 31, 1996................    872       $18-$37      116      $2-$7.50      897        $7.50      $19.30
                                                 ===                    ===                    ===                   ======
Exercisable at December 31, 1996.............     97                     63                    412                   $10.55
                                                 ===                    ===                    ===                   ======
Available for Grant at December 31, 1996.....    128                    204                     --
                                                 ===                    ===                    ===



     The weighted-average fair value of options granted during 1996 is $8.60. The weighted average remaining contractual life of all options is approximately 10 years.

     The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting for provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated a the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively; risk-free interest rates of 5.50% and 5.50%; dividend yields of 0% and 0%; volatility factor of the expected market price of the Company's common stock of .33 for 1996; and a weighted average expected life of the option of approximately 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                               1995     1996
                                                              ------   -------
Net income..................................................  $2,975   $10,746
Pro forma compensation expense from stock options, net of
  taxes.....................................................     596     1,241
                                                              ------   -------
Pro forma net income........................................  $2,379   $ 9,505
                                                              ======   =======
Pro forma earnings per share................................           $   .75
                                                                       =======

9. OPERATING LEASES

     The Company rents office and medical facilities under lease agreements which are classified as operating leases for financial statement purposes. At December 31, 1996, future minimum rental payments under noncancelable operating leases are:

1997                                                          $ 4,230
1998                                                            3,800
1999                                                            3,117
2000                                                            2,379
2001                                                            2,006
Thereafter                                                      4,420
                                                              -------
                                                              $19,952
                                                              =======


     Rent expense related to operating leases amounted to $1,428, $1,648, and $3,692 for the years ending December 31, 1994, 1995 and 1996, respectively.

10. BUSINESS ACQUISITIONS

POOLING OF INTERESTS

     On April 26, 1996, the Company completed a merger with Main Line through the exchange of shares of the Company's Common Stock. Renal Care Group, Inc. exchanged 538 shares of its common stock for the outstanding stock of Main Line.

     On August 7, 1996, the Company entered into a definitive agreement to merge with RenalWest, L.C. et al. This transaction was completed on September 30, 1996. Each share of RenalWest common stock then issued and outstanding was exchanged for 2,400 shares of company common stock.

     The Main Line and RenalWest mergers have been accounted for as pooling of interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of Renal Care Group, Inc. for all periods presented. The following is a summary of the results of operations of the separate entities for periods prior to the Main Line and RenalWest mergers:

                                                           RCG     MAIN LINE   RENALWEST   COMBINED
                                                         -------   ---------   ---------   --------
1994
  Net revenue..........................................  $    --    $10,933     $30,694    $ 41,627
  Income from operations...............................       --       (807)      5,807       5,000
  Net income...........................................       --       (841)      5,478       4,637
1995
  Net revenue..........................................       --     10,934      32,037      42,971
  Income from operations...............................       --         12       3,415       3,427
  Net income...........................................       (6)       (25)      3,006       2,975
1996
  Net revenue..........................................   81,390     12,276      35,852     129,518
  Income from operations...............................    9,902      1,590       5,593      17,085
  Net income...........................................    3,954      1,577       5,215      10,746

PURCHASES

     During 1996, the Company acquired four dialysis centers, including three acute care contracts, in Alabama, Texas, and Oklahoma for approximately $8,423 in cash, 70 shares of Common Stock, valued at approximately $1,960 which were accounted for under the purchase method. The excess of the purchase price over the fair value of net assets was approximately $9,615 and is being amortized on a straight line basis over 40 years. For the above acquisitions, the results of operations prior to the date of acquisition were not material to the consolidated financial statements.

11. EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLAN

     The Company has qualified defined contribution plans covering substantially all employees which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $284, $157 and $599 for the years ended December 31, 1994, 1995 and 1996, respectively.


  EMPLOYEE STOCK PURCHASE PLAN

     Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock to the extent of 10% of eligible compensation limited to $25 of common stock each calendar year. Annually, on December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year (grant date) or December 31 (exercise date). A total of 300 shares are available for purchase under the plan. At December 31, 1996, approximately $1,100 was included in accrued wages and benefits relating to the Stock Purchase Plan.

12. RELATED PARTY TRANSACTIONS

PHYSICIAN SERVICES, MEDICAL DIRECTOR FEES AND MANAGEMENT FEE REVENUE

     Physician services are provided to the Company by stockholders or legal entities owned by stockholders of the Company. Physician and medical director services are provided to the Company by shareholders, partners or legal entities owned by shareholders or partners of the Company. Physician and medical director fees included in patient care costs were $2,332, $787, and $1,581 for the years ended December 31, 1994, 1995 and 1996, respectively. Management fee revenues were $902 for the year ended December 31, 1996. Such fees are included in net revenue.

OTHER RELATED PARTY BALANCES AND TRANSACTIONS

     Expenses for leases and other services provided through entities owned by shareholders or other related parties aggregated $168, $116 and $613 for the years ended December 31, 1994, 1995 and 1996, respectively.

SUPPLY RELATIONSHIP

     The Company entered into an agreement dated February 12, 1996, with Healthcare Suppliers, Inc. ("HSI"), a former affiliate of Kidney Care, pursuant to which the Company is obligated, for a period of 18 months, to purchase most of the dialysis and related supplies required for its Kidney Care centers at pre-determined prices no greater than the best prices available to any other Founding Company as of November 1995. Purchases through December 31, 1996 amounted to $3,596.

LABORATORY MANAGEMENT AND SERVICES CONTRACT

     The Company entered into a lab agreement with Kidney Care Foundation dated February 12, 1996, pursuant to which the Company provided certain business, management, administrative and equipment maintenance services to the Foundation's clinical laboratory located in Jackson, Mississippi. The laboratory in turn provided clinical testing for certain Company patients on a fee for service basis. In consideration for the management services provided by the Company, the Foundation paid the Company management fees of $221 and reimbursed the Company for its expenses in providing services under the agreement of approximately $1,246. Fees paid by the Company to the Foundation for clinical laboratory testing on its patients amounted to $192 in 1996. The Company obtained an option from the Foundation to purchase the assets of the laboratory for an exercise price of $147. Effective January 1, 1997, the Company exercised the option and acquired the assets of the laboratory.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary unaudited quarterly data for the year ended December 31, 1996 has been restated from the Company's filings on Form 10-Q to reflect the mergers accounted for as a pooling-of-interests transaction. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
Net Operating Revenues......................     $24,533         $31,827          $34,627         $38,531
Operating Expenses..........................      19,967          26,244           28,323          31,398
Depreciation and Amortization...............         873           1,111            1,212           1,345
Merger Expenses.............................          --             680            1,280              --
                                                 -------         -------          -------         -------
Income from Operations......................       3,693           3,792            3,812           5,788
                                                 -------         -------          -------         -------
Interest Income, net........................          39             202              153             225
                                                 -------         -------          -------         -------
Income before Income Taxes..................       3,732           3,994            3,965           6,013
                                                 -------         -------          -------         -------
Income Taxes................................         998           1,096            2,517           2,347
                                                 -------         -------          -------         -------
Net Income..................................     $ 2,734         $ 2,898          $ 1,448         $ 3,666
                                                 =======         =======          =======         =======
Net Income Per Share........................     $  0.26         $  0.21          $  0.11         $  0.26
                                                 =======         =======          =======         ========

Pro forma summary results of quarterly operations before nonrecurring merger expenses, had both the Founding Companies and the Company been combined for all of 1996 are as follows:


                                    FIRST QUARTER        SECOND QUARTER        THIRD QUARTER    FOURTH QUARTER
                                    -------------        --------------        -------------    --------------
Net revenue                               $30,909              $31,826              $34,627           $ 38,531
Operating expenses:
  Patient care costs                       21,581               22,302               24.251             26,725
  General and administrative expenses       3,061                3,354                3,433              3,937
  Provision for doubtful accounts             610                  587                  639                736
  Depreciation and amortization             1,046                1,112                1,212              1,345
                                          -------              -------              -------            -------
       Total operating costs and expenses  26,298               27,355               29,535             32,743
                                          -------              -------              -------            -------
Income form operations                      4,611                4,471                5,092              5,788
Interest, net                                 (55)                 202                  153                225
                                          -------              -------              -------            -------
Income before income taxes                  4,556                4,673                5,245              6,013
Provison for income taxes                   1,731                1,729                1,942              2,347
                                          -------              -------              -------            -------
Net Income                                $ 2,825              $ 2,944              $ 3,303            $ 3,666
                                          =======              =======              =======            =======
Net income per share                      $  0.22              $  0.22              $  0.24            $  0.26
                                          =======              =======              =======            =======


14. SUBSEQUENT EVENTS

ACQUISITIONS

Subsequent to year end, the Company announced that it had acquired substantially all of the assets of seven federated dialysis facilities in Central Indiana: Eastern Indiana Kidney Center, Richmond Indiana; Southern Indiana Kidney Center, Greensburg, Indiana; Saint Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center, Indiana Kidney Center South, St. Vincent Dialysis Center and St. Vincent Dialysis Center West, all in Indianapolis, Indiana. The facilities currently provide treatment to approximately 600 patients as well as acute, inpatient dialysis treatment services to four local hospitals. The consideration for the purchase transaction, excluding working capital acquired, consisted of cash of approximately $24,800 and $7,200 of restricted common stock.

15. SUPPLEMENTAL COMBINING FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited supplemental financial information presents separately the results of operations of the Company and the Founders, and the results of operations had the Founding Companies and the Company been combined for all periods presented.

                                          YEAR ENDED DECEMBER 31, 1995        YEAR ENDED DECEMBER 31, 1995
                                          -----------------------------       ------------------------------
                                          COMPANY   FOUNDERS   COMBINED       COMPANY    FOUNDERS   COMBINED
                                          -------   --------   --------       --------   --------   --------
Net revenue..............................  $42,971   $72,358    $115,329      $129,518   $ 6,376    $135,894
Operating costs and expenses:
  Patient care costs.....................   26,908    53,509      80,417        90,122     4,727      94,849
  General and administrative expenses....    8,701     4,165      12,866        13,364       433      13,797
  Provision for doubtful accounts........    2,355     1,640       3,995         2,446       125       2,571
  Depreciation and amortization..........    1,580     2,081       3,661         4,541       174       4,715
  Merger expenses........................       --        --          --         1,960        --       1,960
                                           -------   -------    --------      --------   -------    --------
     Total operating costs and expenses..   39,544    61,395     100,939       112,433     5,459     117,892
                                           -------   -------    --------      --------   -------    --------
Income from operations.................... $ 3,427   $10,963    $ 14,390      $ 17,085   $   917    $ 18,002
                                           =======   =======    ========      ========   =======    ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Renal Care Group, Inc.

     We have audited the consolidated financial statements of Renal Care Group, Inc. as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997 (included elsewhere in this Form 10-K). Our audit also included the consolidated financial statement schedule listed in Item 14(a) of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Nashville, Tennessee                            ERNST & YOUNG LLP
February 28, 1997

                                                                     SCHEDULE II

                             RENAL CARE GROUP, INC.

           CONSOLIDATED SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                     BALANCE AT                -----------------------                BALANCE AT
                                     BEGINNING    ALLOWANCES   CHARGED TO   CHARGED TO                  END OF
                                     OF PERIOD     ACQUIRED     EXPENSE      REVENUE     WRITE-OFFS     PERIOD
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1994.....    $  954       $   --       $1,418        $--        $  (543)      $1,829
                                       ======       ======       ======        ===        =======       ======
  Year ended December 31, 1995.....    $1,829       $   --       $2,355        $--        $  (204)      $3,980
                                       ======       ======       ======        ===        =======       ======
  Year ended December 31, 1996.....    $3,980       $4,344       $2,446        $--        $(4,067)      $6,703
                                       ======       ======       ======        ===        =======       ======