Form 10-K/A
period 1996-12-31
RENAL CARE GROUP INC
filed 1997-04-30
CIK 920052

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               Amendment No. 1

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

           2100 WEST END AVENUE, SUITE 800, NASHVILLE, TENNESSEE 37203 (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 321-2333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K (the "Form 10-K") for the year ended December 31, 1996, as set forth in the pages attached hereto:

     The facing sheet of the Form 10-K is amended by deleting in its entirety the section captioned DOCUMENTS INCORPORATED BY REFERENCE.

     The Form 10-K is further amended by deleting PART III - ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY, ITEM 11. EXECUTIVE COMPENSATION, ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in their entirety and substituting in lieu thereof the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The table below sets forth certain information concerning each of the directors and executive officers of the Company.

Name                                Age                    Position
----                                ---                    --------
Harry R. Jacobson, M.D.             49             Chairman of the Board
Sam A. Brooks                       57             President, Chief Executive
                                                   Officer and Director
Gary Brukardt                       51             Executive Vice President,
                                                   Chief Operating Officer
Ronald Hinds                        49             Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary
Raymond Hakim, M.D., Ph.D           51             Executive Vice President and
                                                   Chief Medical Officer
John D. Bower, M.D.                 65             Director
Joseph C. Hutts                     55             Director
Kenneth E. Johnson, Jr., M.D.       52             Director
Thomas A. Lowery, M.D.              53             Director
Stephen D. McMurray, M.D.           49             Director
W. Tom Meredith, M.D.               61             Director

     Dr. Jacobson has been Chairman of the Board of Directors of the Company since June 1995. He currently serves as Deputy Vice Chancellor for Health Affairs at Vanderbilt University, a position he has held since August 1995. He also currently serves as Professor of Medicine of the Division of Nephrology, Department of Medicine, Vanderbilt University Medical Center. Dr. Jacobson received a B.S. degree from the University of Illinois and his M.D. from the University of Illinois Abraham Lincoln

School of Medicine. He completed his internal medicine training at Johns Hopkins Hospital and his nephrology training at Southwestern Medical School in Dallas, Texas.

     Mr. Brooks has been President and Chief Executive Officer of the Company since June 1995, served as Treasurer from June 1995 to November 1995, and has been President of Renal Care Group, Inc., a Tennessee corporation ("RCG Tennessee") since February 1994. He also currently serves as President of MedCare Investments, Inc., a health care investment company and Chairman of the Board of MedSolutions, Inc., a radiology management services company, and has held such positions since June 1991 and April 1992, respectively. Mr. Brooks is a director of Kinetic Concepts, Inc., a manufacturer and distributor of specialty hospital beds; Quorum Health Group, Inc., an owner, operator and manager of acute care hospitals; Nationwide Health Properties, Inc., a health care real estate investment trust; and PhyCor, Inc., an operator of multi-specialty medical clinics.

     Mr. Brukardt has been Executive Vice President and Chief Operating Officer of the Company since August 1996. From 1991 to August 1996, Mr. Brukardt served as Executive Vice President of Baptist Health Care Affiliates in Nashville, Tennessee, where he was responsible for the development and operation of physician practice management organizations and the management of four hospitals and 22 outpatient facilities. In addition, from 1991 to August 1996, Mr. Brukardt served as Chairman and President of HealthNet Management, Inc., a managed care company.

     Mr. Hinds has been an Executive Vice President and Chief Financial Officer of the Company since August 1995. He was an audit partner with Deloitte & Touche LLP from 1981 to 1994 where he managed the health care practice of the Nashville office. During his tenure at Deloitte & Touche, Mr. Hinds also served as a Regional Health Care Partner for the firm. Mr. Hinds received his B.A. in accounting from Middle Tennessee State University.

     Dr. Hakim has been Executive Vice President and Chief Medical Officer of the Company since June 1995. He has published extensively on the adequacy of dialysis and the clinical aspects of bio-compatibility. From 1992 to 1995, Dr. Hakim served as Medical Director for the Vanderbilt Dialysis Program. He served as a member of the Medical Board of Vanderbilt in 1992, as Chairman of the Ambulatory Services Committee of Vanderbilt in 1990 and 1991, and as Director, Clinical Nephrology of Vanderbilt from 1987 to 1991. He received his M.S. from Rensselaer Polytechnic Institute, his Ph.D. from Massachusetts Institute of Technology and his M.D. from McGill University. Dr. Hakim performed his residency at Royal Victoria Hospital and his renal fellowship at Brigham and Women's Hospital.

     Dr. Bower has been a director of the Company since January 1996. He is a board-certified nephrologist trained at Medical College of Virginia and has been practicing in Mississippi since 1972. He has been a Professor of Medicine and Chief, Division of Nephrology at University of Mississippi Medical Center since June 1976 and June 1990, respectively. In addition, he has served as Chairman of the Board and President of Medical Enterprises Ltd., a Mississippi corporation ("MEL") since October 1977, and served as Chief Executive Officer of MEL from December 1993 to January 1995. He also has served as Chairman of the Board and President of Kidney Care, Inc., a Mississippi nonprofit corporation ("Kidney Care") since August 1973. MEL and Kidney Care were related dialysis providers included in the formation of the Company.

     Mr. Hutts has been a director of the Company since December 1995. He has been Chairman of the Board, President and Chief Executive Officer of PhyCor, Inc., an operator of multi-specialty medical clinics, since 1988. Mr. Hutts was formerly with Hospital Corporation of America in various positions, the last of which was President, HCA Health Plans. From 1986 to 1988, Mr. Hutts was Vice Chairman and Chief Operating Officer of Equitable HCA Corporation d/b/a Equicor. Mr. Hutts serves on the board of directors of Response Technologies, Inc., a provider of cancer treatment services, and Quorum Health Group, Inc.

     Dr. Johnson has been a director of the Company since September 1996. He is a board-certified nephrologist trained at the University of Utah. In 1975, Dr. Johnson was a founding partner of Arizona Nephrology Associates and RenalWest, L.C. ("RenalWest"). Dr. Johnson has served as the director of the critical care units of two hospitals and serves as chairman of several Departments of Medicine in the East Valley area of Mesa, Arizona. Dr. Johnson is a member of the Medical Review Board of the Regional End Stage Renal Disease Network.

     Dr. Lowery has been a director of the Company since January 1996. He is a board-certified nephrologist trained at Baylor College of Medicine and the University of Alabama, Birmingham. He has served on the Executive Committee of Southwest Organ Bank and has been the Director of the Renal Transplant Program of East Texas Medical Center in Tyler, Texas. In addition, he has been practicing as a partner of Tyler Dialysis & Transplant Associates, P.A. since 1979.

     Dr. McMurray has been a director of the Company since January 1996. He is a board-certified nephrologist trained at Indiana University Medical Center and has been practicing nephrology in Fort Wayne, Indiana, since 1977. He has been President of the Medical Staff at Lutheran Hospital in Fort Wayne, Indiana, and has been affiliated with Indiana Dialysis Management, P.C. since 1991.

     Dr. Meredith has been a director of the Company since January 1996. He is a board-certified nephrologist and has been practicing in Wichita, Kansas, since 1969. He has been Clinical Associated Professor Department of Internal Medicine, The University of Kansas School of Medicine, Wichita, since 1977. In addition, he has been the President of Kansas Nephrology Association since November 1979 and the President of Kansas Nephrology Physicians, P.A. since August 1990.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual salaries paid to the Company's Chief Executive Officer and the Company's Named Executive Officers (as hereinafter defined) for the year ended December 31, 1996.


                                                                                   Long Term Compensation
                                               Annual Compensation                        Awards
                                       ------------------------------------        ----------------------
                                                                                         Securities
                   Name and                                                              Underlying
                   Principal                                                              Options/
                   Position            Year          Salary        Bonus(1)                 SARs
                   ---------           ----         --------       --------              ----------
          Sam A. Brooks                1996         $250,000       $287,500                  0
          President

          Gary Brukardt                1996         $220,000         35,585               100,000
          Executive Vice President,
          Chief Operating Officer

          Ronald Hinds                 1996         $200,000        105,000                  0
          Executive Vice President,
          Chief Financial Officer,
          Treasurer and Secretary

          Raymond Hakim, M.D., Ph.D.   1996         $200,000         53,552                  0
          Executive Vice President
          and Chief Medical Officer

----------
(1) Reflects bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the following fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table is a summary of all stock options granted during the year ended December 31, 1996. Individual grants are listed separately for each Named Executive Officer. In addition, this table shows the potential gain that could be realized if the fair market value of the Common Stock was to appreciate at either 5% or 10% annual rate over the period of the option term.

                                                                                           Potential Realizable
                                           % of Total                                         Value at Assumed
                             Number of       Options                                        Annual Rates of Stock
                             Securities     Granted to     Exercise                          Price Appreciation
                             Underlying     Employees      or Base                            for Option Term(1)
                              Options       in Fiscal       Price     Expiration          ---------------------------
   Name                       Granted         Year        ($/share)      Date                 5%              10%
   ----                      ----------     ----------    ---------   ----------          ----------       ----------
   Sam A. Brooks                0              0            N/A         N/A               N/A              N/A
   Gary Brukardt             100,000         9.1%         $29.00       7-22-06           $1,823,794       $4,621,853
   Ronald Hinds                 0              0            N/A         N/A               N/A              N/A
   Raymond Hakim, M.D., Ph.D.   0              0            N/A         N/A               N/A              N/A

----------
(1) The potential realizable value through the expiration date of the options has been determined on the basis of the market price per share at the time of grant compounded annually over the term of the option, net of the exercise price. These values have been determined based upon assumed rates of appreciation mandated by the Securities and Exchange Commission (the "Commission") and are not intended to forecast the possible future appreciation, if any, of the price or value of the Common Stock.

 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Set forth below is information with respect to unexercised options held by the Named Executive Officers as of December 31, 1996.

                           Number of Securities
                                Underlying
                            Unexercised Options                Value of Unexercised
                                  Held at                      in-the-Money Options
                              December 31, 1996               at December 31, 1996(1)
                          ---------------------------       ---------------------------
Name                      Exercisable   Unexercisable       Exercisable   Unexercisable
----                      -----------   -------------       -----------   -------------
Sam A. Brooks               250,000              0          $6,031,520     $        0
Gary Brukardt                20,000         80,000              52,500        210,000
Ronald Hinds                 34,000         51,000             715,250      1,072,875
Raymond Hakim, M.D., Ph.D.   60,000         40,000           1,447,500        965,000

----------
(1) The market value of the Common Stock was $31 5/8 per share as of December 31, 1996 (the last trading day in 1996) based on the closing price per share on Nasdaq stock market.

BOARD COMMITTEES, ATTENDANCE, AND COMPENSATION OF DIRECTORS

COMMITTEES

     The Board of Directors has established three Committees which include the Audit Committee, the Compensation Committee, and the Nominating Committee, each of which is briefly described below.

     The Company's Audit Committee, composed solely of non-employee directors, recommends the annual appointment of the Company's independent auditors, and, in conjunction with such auditors, reviews the scope of audit and other assignments and related fees, accounting principles used by the Company in financial reporting and internal auditing procedures, and the adequacy of the Company's internal control procedures. The Audit Committee currently consists of Mr. Hutts, Dr. Johnson, Dr. Lowery, and Dr. Meredith.

     The Company's Compensation Committee, composed solely of non-employee directors is responsible for establishing salaries, bonuses, and other compensation for the Company's executive officers and administering any stock option and other employee benefit plans of the Company. The Compensation Committee currently consists of Mr. Hutts, Dr. McMurray, and Dr. Meredith.

     The Company's Nominating Committee is responsible for considering nominations of Directors of the Company's Board of Directors and currently consists of Dr. Jacobson, Mr. Brooks and Dr. Bower. The Nominating Committee will consider nominees recommended by stockholders provided that the names of such persons are submitted no later than the date established for the submission of stockholder proposals for action at the Company's next annual meeting of stockholders.

MEETINGS

     During 1996, the Board of Directors of the Company held six regularly scheduled meetings. In addition, the Compensation Committee met once. Each director attended 75% or more of the aggregate number of meetings held by the Board of Directors and its committees on which he served.

COMPENSATION OF DIRECTORS

     Employees of the Company who are members of the Board of Directors of the Company do not receive any compensation for serving on the Company's Board of Directors. Each non-employee member of the Board of Directors receives a fee of $2,000 for each meeting of the Board of Directors attended by such director, and $1,000 for each committee meeting not attended on the same day as a meeting of the Board of Directors. All directors of the Company, including members who are employees, receive reimbursement of out-of-pocket expenses incurred in connection with attending Board of

Directors or committee meetings thereof. Dr. Jacobson was paid $75,000 by the Company for his efforts relating to the initial public offering and $50,000 in reimbursement for the costs and expenses associated with the services provided by Dr. Jacobson in connection with the secondary offering.

     In January 1996, the Company adopted the Renal Care Group, Inc. 1996 Stock Option Plan for Outside Directors (the "Outside Director Plan") to provide for grants of options to its non-employee directors. Supplemental to the Outside Director Plan, (a) Mr. Hutts has been granted options to purchase an aggregate of 15,000 shares of Common Stock, of which 10,000 are exercisable at a price of $7.50 per share and 5,000 are exercisable at $18.00 per share, and (b) Dr. Jacobson has been granted options to purchase an aggregate of 75,000 shares of Common Stock, of which 25,000 are exercisable at a price of $7.50 per share and 50,000 are exercisable at $18.00 per share.

     The Outside Director Plan provides for automatic grants to Directors to the Company who are (i) not employees of the Company, (ii) not the Chairman or Vice Chairman of the Board of Directors of the Company, and (iii) not a party to, and whose medical practices are not a party to, a then current effective medical director agreement with the Company (each an "Eligible Director"). The Outside Director Plan provides for an initial grant to each Eligible Director of 5,000 shares on the date such person first becomes a Director and subsequent annual grants of options to purchase 2,500 shares of Common Stock following each annual meeting. The annual grants are made on the day following each annual meeting of stockholders beginning with the Annual Meeting to which this Proxy Statement relates. The Option Price for each option granted under the Outside Director Plan is the "Fair Market Value," as that term is defined in the Outside Director Plan, of the shares of Common Stock subject to the option on the date the option is granted. Such options are immediately exercisable and will have a term of ten years. Accordingly, on the date after the Annual Meeting to which this Proxy Statement relates, Mr. Hutts will receive a grant of an option to purchase 2,500 shares of Common Stock with an exercise price of the Fair Market Value on such date.

EMPLOYMENT AGREEMENTS

     The Company has entered into or assumed employment agreements with certain of its principal executive officers, including Messrs. Brooks, Hinds, Brukardt, and Dr. Hakim, and certain other key personnel. The Company does not have, and does not expect to enter into, an employment agreement with Dr. Jacobson, the Chairman of the Board, because he does not devote his full time and attention to the affairs of the Company. Other than Dr. Hakim, each Named Executive Officers' employment agreement contains restrictive covenants prohibiting such officer from competing with the Company for a period of one year after the end of the employment term. The terms of the employment agreements, other than Mr. Brukardt's commenced on February 6, 1996 and will continue for a term of three years and successive one year renewal terms thereafter. Mr. Brukardt's employment agreement commenced on July 22, 1996 and will continue for a term of three years, with successive one year renewal terms thereafter.

     The annual salaries of the Named Executive Officers as set forth in the employment agreements are $250,000, $220,000, $200,000, and $200,000 for Messrs.
Brooks, Brukardt, Hinds, and Dr. Hakim, respectively. Each Named Executive Officer is eligible under his employment agreement for bonuses at the sole discretion of the Company.

     The employment agreements of Messrs. Brooks, Brukardt, and Hinds, also provide for severance for each such Named Executive Officer of (i) his salary for 12 months if such officer is terminated without cause, (ii) his salary for one month if such officer is terminated for cause, or (iii) his salary for 36 months if such officer is terminated within 12 months of certain changes in control of the Company either (A) without cause, or (B) by resignation of the officer as a result of declining to accept reassignment to a job that is not the equivalent of his then current position. Dr. Hakim's employment agreement contains similar severance provisions that become operative if he enters into a non-competition agreement.

     In addition to the above provisions, Mr. Brooks' employment agreement also provides for (i) life insurance coverage of $2.0 million, (ii) long term disability insurance of 60% of Mr. Brooks' annual base salary, (iii) an annual bonus of 75% of his annual base salary to be earned if the Company meets or exceeds its earning per share projections as approved by the Compensation Committee, (iv) a $100,000 payment for efforts related to the initial public offering, paid out of the proceeds of the initial public offering, and (v) severance as provided above but based upon his salary plus his prior year's bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Compensation Committee are Joseph C. Hutts, Stephen D. McMurray, M.D., and W. Tom Meredith, M.D. Mr. Brooks, the Chief Executive Officer, President, and a Director of the Company, is a member of the board of directors of PhyCor, Inc., of which Mr. Hutts is the Chairman of the Board, President, and Chief Executive Officer.

     In February 1996, RCG commenced operations by acquiring and combining five companies in simultaneous transactions. As consideration for their interests in the companies acquired, Drs. McMurray and Meredith received cash, shares of Common Stock (valued at the initial public offering price of $18.00 per share) and notes in the aggregate amounts of $3,581,000 and $6,888,000, respectively, and the Company assumed approximately $6,618,000 of indebtedness for which Dr. McMurray's company was obligated. In addition, in December 1995, Dr. McMurray purchased $20,000 and Dr. Meredith purchased $120,000 of convertible notes which were converted into shares of Common Stock at $7.50 per share in December 1996.

     Dr. McMurray is a member of Indiana Dialysis Management, P.C., a practice group currently consisting of four nephrologists. The Company entered into a Medical Director agreement dated February 12, 1996 with such practice group that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $228,000 in year one, $277,000 in year two, and $326,000 in year three and each year thereafter in effect. In addition, pursuant to the terms of such Medical Director agreement, on February 12, 1996 the Company granted to such practice an option to purchase 37,500 shares of Common Stock with an exercise price of $18.00 per share.

     Dr. Meredith is a member of Kansas Nephrology Physicians, P.A., a practice group currently consisting of four nephrologists. The Company entered into a Medical Director agreement dated February 12, 1996 with such practice group that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $245,000 in year one, $289,000 in year two, and $350,000 in year three and each year thereafter in effect. In addition, pursuant to the terms of such Medical Director agreement, on February 12, 1996 the Company granted to such practice an option to purchase 37,500 shares of Common Stock with an exercise price of $18.00 per share.

     In connection with development services provided to the Company, the Company granted options with an exercise price equal to $18.00 per share to purchase 20,000 shares of Common Stock to Dr. McMurray.

     Dr. Meredith owns a one-third interest in a partnership that subleases to the Company approximately 4,100 square feet for its Dodge City, Kansas center. The sublease, dated February 12, 1996, has a term of five years, with five additional options to renew for periods of five years. The sublease is a double net sublease with a base rent payment of approximately $3,300 per month, adjusted at the commencement of each extended term by a factor based on the consumer price index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock held beneficially, directly or indirectly, as of the Record Date by (a) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (b) each director of the Company, (c) the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus for 1996 exceeded $100,000 (are collectively, the "Named Executive Officers"), and
(d) all directors and officers of the Company as a group, together with the percentage of the outstanding shares of Common Stock which such ownership represents.

                                  COMMON STOCK

                                                        Beneficial Ownership(1)
                                                       --------------------------
Name and Address                                         Number        Percent
----------------                                       ----------    ------------
T. Rowe Price(2)                                        1,234,200        8.5%
Harry R. Jacobson, M.D.(3)                                165,430        1.1%
Sam A. Brooks(4)                                          341,388        2.3%
Gary Brukardt(5)                                           20,553          *
Ronald Hinds(6)                                            36,319          *
Raymond Hakim, M.D., Ph.D.(7)                              50,427          *
Joseph C. Hutts(8)                                          6,000          *
John D. Bower, M.D.(9)                                    836,858        5.8%
Stephen D. McMurray, M.D.(10)                             148,898        1.0%
W. Tom Meredith, M.D.                                     225,002        1.6%
Thomas A. Lowery, M.D.(11)                                238,924        1.7%
Kenneth E. Johnson, Jr., M.D.(12)                         295,008        2.0%
All executive officers and directors
  as a group (11 persons)(13)                           2,364,807       15.7%

---------------------
*Less than 1% of the outstanding Common Stock.

(1) Information relating to the beneficial ownership of Common Stock by the above individuals is based upon information furnished by each such individual using "beneficial ownership" concepts set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Exchange Act. Beneficial ownership includes shares as to which such person or group, directly or indirectly, through any contract, management, understanding, relationship, or otherwise has or shares voting power and/or investment power as those terms are defined in Rule 13d-3(a) of the Exchange Act. Except as indicated in other footnotes to this table, the above individuals possess sole voting and investment power with respect to all shares set forth by their names, except to the extent such power is shared by a spouse under applicable law. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership percentage by the particular person or group, but are not deemed outstanding for any other purpose.
(2) The address of T. Rowe Price Associates, Inc. is 100 East Pratt Street, Baltimore, Maryland 21202. Includes shares owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund (which owns 770,000 shares), which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact the beneficial owner of such securities." Such information is based solely on information provided to the Company by T. Rowe Price.
(3) Includes 70,000 shares of Common Stock which may be acquired upon exercise of immediately exercisable warrants. Includes 30,000 Shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 45,000 shares of Common Stock which may be acquired upon the exercise of options not exercisable within 60 days.
(4) Includes 90,000 shares of Common Stock which may be acquired upon exercise of immediately exercisable warrants and 250,000 shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 73,831 shares of Common Stock owned of record by the W.J. Brooks Trust. Mr. Brooks' daughter is the sole beneficiary of the W.J. Brooks Trust.
(5) Includes 20,000 shares of Common Stock which may be acquired upon exercise of options. Does not include 80,000 shares of Common Stock that are not exercisable within 60 days.
(6) Includes 34,000 shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 51,000 shares of Common Stock which may be acquired upon exercise of options that will not be exercisable within 60 days.
(7) Includes 40,000 shares of Common Stock which may be acquired upon exercise of options that will be exercisable within 60 days. Does not include 60,000 shares of Common Stock which may be a acquired upon exercise of options that will not be exercisable within 60 days.
(8) Includes 6,000 shares of Common Stock which may be acquired upon exercise of options that will be exercisable within 60 days. Does not include 9,000 shares of Common Stock which may be acquired upon exercise of options that will not be exercisable within 60 days.
(9) Dr. Bower's address is 3925 West Northside Drive, Jackson, Mississippi 39209. Includes 13,500 shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 24,000 shares of Common Stock which may be acquired upon exercise of options that will not be exercisable within 60 days. Dr. Bower is a director of Kidney Care. Dr. Bower disclaims beneficial ownership of the shares held by Kidney Care and such shares are not included in Dr. Bower's holdings.
(10) Includes 8,000 shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 12,000 shares of Common Stock which may be acquired upon exercise of options that will not be exercisable within 60 days.
(11) Includes 8,000 shares of Common Stock which may be acquired upon exercise of options exercisable within 60 days. Does not include 12,000 shares of Common Stock which may be acquired upon exercise of options that will not be exercisable within 60 days.
(12) Includes 77,808 shares of Common Stock held for the benefit of (in the amount of 9,726 each) Kenneth Eugene Johnson, Steven Michael Johnson, Daniel Aaron

     Johnson, David Alexander Johnson, Timothy Paul Johnson, Rachel Ann Johnson, Angela Sharon Johnson, and Graham Brinton Johnson.
(13) Includes 569,500 shares of Common Stock which may be acquired upon exercise of options and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSIDERATION FOR FOUNDING COMPANIES

     In February 1996, RCG commenced operations by acquiring and combining five companies (the "Combination") in simultaneous transactions (the "Founding Companies"). As consideration for their interests in the Founding Companies, certain officers, directors and holders of 5% or more of the Common Stock received cash (excluding $7.0 million of contingent payments), shares of Common Stock (valued at the initial public offering price of $18.00 per share) and notes approximately as follows: Harry R. Jacobson, M.D. (Chairman of the Board)
- $2,674,000; Sam A. Brooks (President, Chief Executive Officer and Director) - $1,337,000 (received in the form of shares of Common Stock, as to which Mr. Brooks disclaims beneficial ownership because the shares are held in a trust of which Mr. Brooks' daughter is the sole beneficiary); Dr. Bower - $13,436,000; Dr. McMurray - $3,581,000; Dr. Meredith - $6,888,000; Dr. Lowery - $5,281,000;
and Kidney Care - $31,783,000. In addition, the Company assumed indebtedness for which certain officers, directors and holders of 5% or more of the Common Stock or their Founding Companies were obligated approximately as follows: Dr. Bower - $2,244,000; Dr. McMurray - $6,618,000; and Dr. Lowery - $2,300,000, all of which indebtedness was repaid with a portion of the proceeds of the Company's initial public offering.

TENNESSEE WARRANTS

     Various options and warrants of RCG Tennessee outstanding at the time of the Combination were assumed by the Company, on a share-for-share basis unadjusted for the exchange rate in the transactions with RCG Tennessee in the Combination. In addition, the exercise price of the outstanding warrants of RCG Tennessee was reduced from $10.00 to $7.50 per share upon consummation of the Combination. Sam A. Brooks and Harry R. Jacobson, M.D., hold warrants for the purchase of 90,000 and 70,000 shares, respectively.

ISSUANCE OF CONVERTIBLE NOTES

     The Company issued $1.38 million of Convertible Notes on December 7, 1995 to provide funds to complete the Combination and its initial public offering. Certain executive officers, directors and holders of 5% or more of the Common Stock purchased Convertible Notes as follows: Dr. Bower - $100,000 (7.2% of the outstanding); Dr. McMurray - $20,000 (1.4% of the outstanding); Dr. Meredith - $120,000 (8.7% of the outstanding); Dr. Lowery - $100,000 (7.2% of the outstanding); and Kidney Care -

$160,000 (11.6% of the outstanding). The executive officers and directors as a group purchased $340,000 of Convertible Notes (24.6% of the outstanding). In December 1996, the Convertible Notes were converted into shares of Common Stock at $7.50 per share. The shares of Common Stock into which the Convertible Notes were converted are eligible for the "piggy back" registration rights applicable to the shares acquired by such holders in the Combination.

MEDICAL DIRECTOR ARRANGEMENTS

     Dr. McMurray is a member of Indiana Dialysis Management, P.C., a practice group currently consisting of four nephrologists. The Company entered into a Medical Director agreement dated February 12, 1996 with such practice group that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $228,000 in year one, $277,000 in year two, and $326,000 in year three and each year thereafter in effect. In addition, pursuant to the terms of such Medical Director agreement, on February 12, 1996, the Company granted to such practice an option to purchase 37,500 shares of Common Stock with an exercise price of $18.00 per share.

     Dr. Meredith is a member of Kansas Nephrology Physicians, P.A., a practice group currently consisting of four nephrologists. The Company entered into a Medical Director agreement dated February 12, 1996 with such practice group that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $245,000 in year one, $289,000 in year two, and $350,000 in year three and each year thereafter in effect. In addition, pursuant to the terms of such Medical Director agreement, on February 12, 1996 the Company granted to such practice an option to purchase 37,500 shares of Common Stock with an exercise price of $18.00 per share.

     Dr. Lowery is a member of Tyler Dialysis & Transplant Associates, P.A., a practice group currently consisting of five nephrologists. The Company entered into a Medical Director agreement with such practice group dated February 12, 1996 that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $274,000 in year one, $333,000 in year two, and $392,000 in year three and each year thereafter in effect. In addition, pursuant to the terms of such Medical Director agreement, on February 12, 1996, the Company granted to such practice an option to purchase 37,500 shares of Common Stock with an exercise price of $18.00 per share.

     Dr. Bower is a party to an agreement with the Company dated February 12, 1996 to serve as Chief Medical Officer of the Company's centers in Mississippi for which he is compensated $100,000 annually through February 2000. The agreement has a term of four years with successive annual renewals.

     Dr. Johnson is a party to a Medical Director Services Agreement with several additional nephrologists dated September 30, 1996 that has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $840,000 per year.

     The Company believes that each of the foregoing Medical Director Agreements were obtained on terms no less favorable to the Company that could be obtained from unaffiliated third parties. The terms of each such Medical Director Agreement were determined by arm's-length negotiations between the Company and the practices, and such terms were subject to scrutiny and negotiations with representatives of the Founding Companies in connection with the Combination.

LABORATORY MANAGEMENT AGREEMENT

     Effective January 1, 1997, Kidney Care sold substantially all of the assets of its clinical laboratory located in Jackson, Mississippi to RenaLab, Inc., a wholly owned subsidiary of the Company. The purchase price for the laboratory was $196,384, paid in cash by the Company. Prior to the acquisition, the Company had been a party to a management agreement with Kidney Care dated February 12, 1996, pursuant to which the Company provided certain business, management, administrative and equipment maintenance service to the laboratory. Under the management agreement, Kidney Care paid the Company a fixed management fee of $250,000 per year and reimbursed the Company for its expenses in providing services under the Agreement, including the cost of certain employees, laboratory supplies and equipment maintenance. The management agreement for the Laboratory was terminated in January 1997. Total fees paid under the management agreement from Kidney Care to the Company were $221,000. Dr. Bower, a director of the Company, has served as Chairman of the Board and President of Kidney Care since August 1973.

DEVELOPMENT SERVICES

     In connection with development services provided to the Company, the Company granted options with an exercise price equal to $18.00 per share to purchase 30,000, 20,000, and 20,000 shares of Common Stock to Drs. Bower, Lowery, and McMurray, respectively.

PURCHASE OF REAL PROPERTY

     The Company has purchased certain real property owned by Dr. Bower on which certain of the centers previously operated by Kidney Care are located. The purchase price was paid by the Company by the issuance of 68,000 shares of Common Stock valued at the initial public offering price of $18.00 per share, plus the assumption of approximately $1.1 million of indebtedness incurred by Dr. Bower to finance such property. The consideration paid to Dr. Bower for the real estate was determined by arm's-length negotiations between the Company and Dr. Bower, and such consideration was subject to scrutiny by and negotiations with representatives of the Founding Companies.

LEASES OF REAL PROPERTY

     Pursuant to a lease agreement dated February 12, 1996, the Company leases from an affiliate of Dr. Bower approximately 20,000 square feet of administrative and other space used by the Company for the operation of the centers acquired from Kidney Care. The lease is a triple net lease at a rate of approximately $6.00 per square foot per year, or a gross payment of approximately $10,000 per month. The lease contains an initial term of ten years and two five-year renewal options.

     Dr. Lowery owns a 25% interest in certain real property and improvements used in connection with the operation of two of Tyler's centers. Pursuant to a lease agreement dated February 12, 1996, the Company leases those centers which are located in Carthage and Tyler, Texas. Each lease is a triple net lease with rent payable at $12.00 per square foot per year. The Tyler lease requires a gross payment of $20,092 per month, and the Carthage lease requires a gross payment of $2,479 per month. Each lease has an initial term of ten years with two additional five-year renewal options. The amount of rent is subject to a consumer price index adjustment after the initial five-year period. In addition, the Company has subleased back to Tyler Nephrology Associates, Inc. a portion of the Tyler center on terms substantially similar to those contained in the lease of such center to the Company.

     Dr. Meredith owns a one-third interest in a partnership that subleases to the Company approximately 4,100 square feet for its Dodge City, Kansas center. The sublease, dated February 12, 1996, has a term of five years, with five additional options to renew for periods of five years. The sublease is a double net sublease with a base rent payment of approximately $3,300 per month, adjusted at the commencement of each extended term by a factor based on the consumer price index.

EMPLOYMENT AGREEMENT

     Anne N. Bower, Dr. Bower's daughter, is a party to an employment agreement dated February 7, 1996 with the Company with an annual base salary of $125,000 and having a term of three years, renewable thereafter for successive one-year terms. Ms. Bower serves as the chief operating officer of the Company's Mississippi operations.

RELATIONSHIP WITH VANDERBILT UNIVERSITY

     Dr. Jacobson currently serves as Deputy Vice Chancellor of Health Affairs at Vanderbilt University and as Professor of Medicine of the Division of Nephrology, Department of Medicine, Vanderbilt University. On February 12, 1996, the Company assumed a Dialysis Center Management Agreement with Vanderbilt University Medical Center pursuant to which the Company manages its outpatient dialysis center. The

Company received revenues of approximately $363,522 pursuant to this agreement for the year ended December 31, 1996. Such agreement has a one-year term that is automatically renewed each year unless either party cancels the agreement at least 90 days prior to the end of the current term. Vanderbilt University owns approximately 246,103 of the outstanding shares of the Company.

SUPPLY RELATIONSHIP

     The Company has entered into an agreement dated February 12, 1996, with Healthcare Suppliers, Inc. ("HSI"), a former affiliate of Kidney Care, pursuant to which the Company is obligated, for a period of 18 months, to purchase most of the dialysis and related supplies required for its Kidney Care centers at pre-determined prices no greater than the best prices available to any other Founding Company as of November 1995. The Company believes it will purchase approximately $5.0 million of supplies from HSI during the 18-month term of the agreement.

COMPANY POLICY

     The Company has adopted a policy pursuant to which transactions with affiliates (other than those entered into pursuant to the Combination) must be reviewed by the Audit Committee and approved by a majority of the disinterested members of the Board of Directors and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned, thereunto duly authorized.

                                     RENAL CARE GROUP, INC.



Date:  April 30, 1997                By:  /s/ Ronald Hinds
                                          --------------------------------------
                                          Ronald Hinds, Executive Vice President
                                           and Chief Financial Officer