Form 10-Q
period 1997-03-31
RENAL CARE GROUP INC
filed 1997-05-15
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
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

                              Yes  X       No
                                  ------     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                               Outstanding at May  7, 1997
--------------------------------------------------------------------------------
Common Stock, $.01 par value                              14,500,055

                             RENAL CARE GROUP, INC.
                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Balance Sheets
                 December 31, 1996 and March 31, 1997 (unaudited)                                        1

            Consolidated Statements of Operations - (unaudited)
                 For the three months ended March 31, 1996 and 1997                                      2

            Consolidated Statements of Cash Flows - (unaudited)
                 For the three months ended March 31, 1996 and 1997                                      3

            Notes to the Consolidated Financial Statements                                               4

Item 2.   Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                                               6


PART II - OTHER INFORMATION

Item 2.     Changes in Securities                                                                       10

Item 6.     Exhibits and Reports on Form 8-K                                                            10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             DECEMBER 31, MARCH 31,
                                                                 1996      1997
                                                              ---------  --------
                                                                         (unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                 $ 47,624   $ 10,976
    Investments, held-to-maturity                                5,814      5,841
    Accounts receivable, net                                    28,842     35,036
    Inventories                                                  2,658      3,056
    Other current assets                                         1,540      1,972
                                                              --------   --------
Total current assets                                            86,478     56,881

Property and equipment, net                                     30,739     36,535
Goodwill, net                                                   11,066     43,364
Intangible and other assets, net                                 3,529      7,088
                                                              --------   --------

Total assets                                                  $131,812   $143,868
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $  7,984   $  5,825
    Income taxes payable                                         2,588      1,451
    Other current liabilites                                    26,444     30,031
                                                              --------   --------
Total current liabilities                                       37,016     37,307

Deferred income taxes                                            1,471      1,471
                                                              --------   --------
Total liabilities                                               38,487     38,778

Stockholders' equity:
    Preferred Stock, $.01 par value, 10,000 shares
       authorized, none issued                                    --         --
    Common stock, $.01 par value, 22,000 shares authorized,
       14,182 and 14,492 shares issued and outstanding at
       December 31, 1996 and March 31, 1997, respectively          142        145
    Additional paid-in capital                                  89,399     96,866
    Retained earnings                                            3,784      8,079
                                                              --------   --------
Total stockholders' equity                                      93,325    105,090
                                                              --------   --------

Total liabilities and stockholders' equity                    $131,812   $143,868
                                                              ========   ========

           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                       THREE MONTHS ENDED MARCH 31,
                                             1996       1997
                                           -------   --------

Net revenue                                $24,533   $46,109
Operating costs and expenses:
     Patient care costs                     16,854    31,934
     General and administrative expenses     2,628     4,802
     Provision for doubtful accounts           485       942
     Depreciation and amortization             873     1,964
                                           -------   -------
Total operating costs and expenses          20,840    39,642
                                           -------   -------
Income from operations                       3,693     6,467
Interest, net                                   39       404
                                           -------   -------
Income before income taxes                   3,732     6,871
Provision for income taxes                     998     2,577
                                           -------   -------
Net income                                 $ 2,734   $ 4,294
                                           =======   =======

Earnings per share                         $  0.26   $  0.28
                                           =======   =======

Weighted average shares outstanding         10,356    15,125
                                           =======   =======


         See accompanying notes to the consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                 1996         1997
                                                                             ----------------------------
OPERATING ACTIVITIES
Net income                                                                     $  2,734    $  4,294
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                   873       1,964
    Changes in assets and liabilities:
       Accounts receivable                                                          (30)     (6,194)
       Inventory                                                                    209        (398)
       Other current assets                                                         913        (232)
       Intangible and other assets                                                1,942        (394)
       Accounts payable                                                            (176)     (2,159)
       Other current liabilities                                                    250       1,155
       Accrued expenses and other liabilities                                       886        (270)
       Income taxes payable                                                         780      (1,137)
                                                                               --------    --------
         Net cash provided by (used in) operating activities                      8,381      (3,371)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (3,141)     (4,988)
Cash paid for acquisitions, net of cash acquired                                   --       (28,479)
Held-to-maturity investments, net                                                  --           (27)
Cash distributions to founders, net of cash contributions                       (35,016)       --
                                                                               --------    --------
         Net cash used in investing activities                                  (38,157)    (33,494)

FINANCING ACTIVITIES
Payments on line of credit                                                       (5,336)       --
Proceeds from line of credit                                                      5,370        --
Payments on long-term debt                                                       (8,867)       --
Proceeds from long-term debt                                                        553        --
Proceeds from exercise of stock options                                            --           217
Proceeds from issuance of common stock                                           72,178        --
Distribution to owners                                                           (1,317)       --
                                                                               --------    --------
         Net cash provided by financing activities                               62,581         217
                                                                               --------    --------

Increase (decrease) in cash and cash equivalents                                 32,805     (36,648)

Cash and cash equivalents, at beginning of period                              $  1,341    $ 47,624
                                                                               --------    --------

Cash and cash equivalents, at end of period                                    $ 34,146    $ 10,976
                                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the year for:
    Income taxes                                                               $   --      $  3,395
                                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                      $   --      $  5,648
                                                                               ========    ========
  Common Stock to Founders                                                     $ 14,866    $   --
                                                                               ========    ========

           See accompanying notes to consolidated financial statements

                                  RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1997
                     (in thousands, except per share data)
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

Renal Care Group, Inc. is a nephrology services company that was founded in June 1995 to focus on the provision of care to patients with kidney disease, including patients suffering from chronic kidney failure. The Company currently provides dialysis and ancillary services to approximately 6,300 patients through 103 owned and managed outpatient dialysis centers in 17 states, in addition to providing acute dialysis services in 51 hospitals.

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

Interim Financial Statements

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operation for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2 - ACQUISITIONS

The Company acquired a 51% interest in a joint venture with an entity comprised of The Cleveland Clinic Foundation and The MetroHealth System as of January 1, 1997. The joint venture currently provides dialysis services to approximately 450 patients.

On March 27, 1997 the Company completed an acquisition of substantially all of the assets of seven federated dialysis facilities in Central Indiana: Eastern Indiana Kidney Center, Richmond Indiana; Southern Indiana Kidney Center, Greensburg, Indiana; Saint Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center, Indiana Kidney Center South, St. Vincent Dialysis Center and St. Vincent Dialysis Center West, all in Indianapolis, Indiana. The facilities currently provide treatment to approximately 600 patients as well as acute, inpatient dialysis treatment services to four local hospitals.

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 3 - SUBSEQUENT EVENTS

On April 8, 1997, the Company executed a definitive agreement with owners of dialysis operations in Toms River, New Jersey to jointly provide dialysis services to patients with End Stage Renal Disease. The Company will acquire 51% of the assets of the current operations and provide management services to an existing dialysis facility. Subsequent to the transactions, the joint venture will construct a state-of-the-art dialysis center to serve the existing 260 patients. In addition, the Company has executed a definitive agreement with Southern Ocean County Hospital of Manahawkin, New Jersey, to jointly develop a new dialysis facility. The Company will retain 51% ownership and provide management services to the joint venture which will serve approximately 40 patients. Acute, in-patient dialysis services will be provided to Community Medical Center and Southern Ocean County Hospital by the Company.

Effective May 5, 1997, the Company executed a definitive merger agreement with Bay Area Dialysis Services of Corpus Christi, Texas, a provider of dialysis services to approximately 330 patients. Bay Area Dialysis Services operates six dialysis facilities in Corpus Christi and the surrounding area and provides acute dialysis services to two local hospitals. As part of the transaction, the Company will manage the practice of five nephrologists.

NOTE 4 - SHAREHOLDER RIGHTS PLAN

         On May 2, 1997, the Company's Board of Directors approved a Shareholder Protection Rights Agreement (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a "Right") in respect of each share of the Company's Common Stock outstanding on the record date of June 2, 1997. Each Right entitles the holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Junior Participating Preferred Stock at an exercise price of $140, subject to certain adjustments. The Rights are generally not exercisable until ten business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired, obtained the right to acquire or has commenced a tender or exchange offer to acquire beneficial ownership of 15% of more of the Company's then outstanding shares of Common Stock.

         In the event the Rights become exercisable, each Right will enable the owner thereof, other than the Acquiring Person, to purchase at the Right's then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. Further, after the Rights become exercisable, the Company may not consolidate or merge with, or sell 50% or more of its assets or earnings power to, any person if the Company's Board of Directors is controlled by the Acquiring Person, unless provision is made for each Right to become a right to purchase a number of shares of common stock of such other person having twice the market value of the exercise price of the Rights. In

                             RENAL CARE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, unless the Acquiring Person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person at an exchange ratio of one share of Common Stock per each Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

         The Board of Directors may terminate the Rights at any time prior to the Rights becoming exercisable and, unless extended, the Rights will terminate by their terms effective May 2, 2007. The Board of Directors adopted the Rights Plan to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirors.

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.30 and $.29, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         In February 1996, the Company commenced its business with the simultaneous acquisition of the five Founding Companies. As a result of this combination, a comparison of the current operations of the Company to its historical operations is not considered meaningful. Therefore, the results of operations for 1996 in the table below reflect the unaudited historical operations of the Company combined with the operations of the Founding Companies as if the Combination occurred January 1, 1997.

                                                              THREE MONTHS ENDED MARCH 31,
                                                             1996                       1997
                                                          PRO FORMA                    ACTUAL
                                                      ---------------------     -----------------------
 Net Revenue                                          $ 30,909       100.0%     $ 46,109         100.0%
 Operating costs and expenses:
      Patient care costs                                21,581        69.8%       31,934          69.3%
      General and administrative expenses                3,061         9.9%        4,802          10.4%
      Provision for doubtful accounts                      610         2.0%          942           2.0%
      Depreciation and amortization                      1,046         3.4%        1,964           4.3%
                                                       -------       -----       -------         -----
 Total operating costs and expenses                     26,298        85.1%       39,642          86.0%
                                                        ------        ----        ------          ----
 Income from operations                                  4,611        14.9%        6,467          14.0%
 Interest, net                                            (55)        -0.2%          404           0.9%
                                                      --------       -----       -------         -----
 Income before income taxes                              4,556        14.7%        6,871          14.9%
 Income taxes                                            1,731         5.6%        2,577           5.6%
                                                       -------       -----       -------         -----
 Net income                                           $  2,825         9.1%     $  4,294           9.3%
                                                       =======       =====       =======         =====

 Earnings per share                                   $   0.22                  $   0.28
                                                       =======                   =======

 Weighted average number of common
      shares and equivalents outstanding                12,563                    15,125

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net revenue. Net revenue increased from $30,909,000 for the three months ended March 31, 1996 to $46,109,000 for the three months ended March 31, 1997, an increase of $15,200,000, or 49.2%. This increase resulted primarily from a 35.9% increase in the number of treatments from 164,988 in the 1996 period to 224,168 in the 1997 period and a 10.3% increase in average revenue per treatment from $185 in the 1996 period to $204 in the 1997 period. The revenue per treatment increase is due to an increase in charges to commercial payors, higher revenue generating acute treatments, greater erythropoietin
(EPO) and other chargeable drug utilization.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $21,581,000 for the three months ended March 31, 1996 to $31,934,000 for the three months ended March 31, 1997, an increase of $10,353,000, or 48.0%. This increase was due to the increase in number of associated treatments, which caused a corresponding increase in the use of drugs and supplies. Patient care costs as a percent of net revenue decreased from 69.8% in the 1996 period to 69.3% in the 1997 period. Patient care cost per treatment increased from $131 in 1996 to $142 in 1997, or 8.4%. This increase is due to normal healthcare inflation, the increase in higher cost acute treatments, and greater EPO and other drug utilization costs.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing, and information systems. General and administrative expenses increased from $3,061,000 for the three months ended March 31, 1996 to $4,802,000 for the three months ended March 31, 1997, an increase of $1,741,000, or 56.9%. General and administrative expenses increased as a
percent of revenue in the 1997 period by .5%.   The net increase was a result
of increased corporate overhead expenses and was partially offset by reduced compensation to prior physician owners.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $610,000 for the three months ended March 31, 1996 to $942,000 for the three months ended March 31, 1997. The provision for doubtful accounts as a percent of net revenue remained constant at 2.0% for the 1996 and 1997 periods.

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         Depreciation and Amortization. Depreciation and amortization increased from $1,046,000 for the three months ended March 31, 1996 to $1,964,000 for the three months ended March 31, 1997, an increase of $918,000, or 87.8%. This net increase was due to the recording of additional depreciation and amortization due to the Company's acquisition program, the purchase of patient care facilities previously leased, higher than normal replacement of dialysis machines and related equipment, and the purchase of a clinical computer system.

         Income from Operations. Income from operations increased from $4,611,000 for the three months ended March 31, 1996 to $6,467,000 for the three months ended March 31, 1997, an increase of $1,856,000, or 40.3%. Income from operations increased due to the increase in net revenue in excess of patient care and other operating costs and expenses, which was primarily due to an increase in the number of affiliated dialysis centers and the growth rate of the number and types of treatments.

         Interest, Net. Interest income increased from net interest expense of $55,000 for the three months ended March 31, 1996 to net interest income of $404,000 for the three months ended March 31, 1997, a net increase of $459,000. This net increase was due to the completion of the Initial and Secondary Public Offerings during the 1996 period and the payoff of substantially all borrowings of the Founding Companies at the time of the Offering through the use of proceeds.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities and to finance working capital requirements. At March 31, 1997, the Company's working capital was $19,574,000, cash and cash equivalents were $10,976,000 and the Company's current ratio was 1.5 to 1.

         The Company's net cash used in operating activities was $3,371,000 in the three months ended March 31, 1997. Generally, cash used in operating activities resulted from an increase in accounts receivable that was greater than net income plus depreciation and amortization for the period, and a reduction in trade and other liabilities. The Company's net cash used in investing activities was $33,494,000 in the three months ended March 31, 1997. Cash provided by financing activities was $217,000 for the three months ended March 31, 1997. Cash used in investing activities resulted from $28,479,000 of cash paid for acquisitions, net of cash acquired, $4,988,000 of capital expenditures, and net investments in securities of $27,000.

                             RENAL CARE GROUP, INC.
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         The Company's line of credit allows for borrowings of up to $35,000,000 to be used for acquisitions, working capital and capital expenditures. The line of credit requires payments of interest only until May 1998 with the balance outstanding at that time amortized quarterly over the next three years. The credit facility bears interest at one of two floating rates selected by the Company: (i) the base rate plus margin ranging from 0.00% to 1.00% or (ii) LIBOR plus a margin of 0.95% to 2.70%. There were no amounts outstanding under the line of credit at March 31, 1997.

         A significant component of the Company's growth strategy is the acquisition and development of dialysis facilities. The Company believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet the Company's acquisition, expansion, capital expenditure and working capital needs through at least the end of 1997. However, in order to finance certain large strategic acquisition opportunities, the Company may incur from time to time additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company.

         Under its agreement with KCI in connection with the Combination, the Company has certain contingent payments payable on each of April 30, 1997 and 1998 based on a formula applied to the amount by which pre-tax earnings of the operations acquired from Kidney Care for the 12 months ended December 31, 1996 and 1997, respectively, exceed the pre-tax earnings of such operations for the 12 months ended December 31, 1994. The maximum aggregate amount of the contingent payments is $7,000,000 and approximately $1,500,000 was paid during the second quarter of 1997. The Company expects to satisfy the remaining obligation through working capital.

         This report, press releases and other public statements by the Company contain "forward-looking statements," within the meaning of various provisions of the federal securities laws, that address activities, events or developments that will or may occur in the future. These statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, and other factors believed appropriate in the circumstances. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions; opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors as may be discussed from time to time in the Company's SEC reports and other filings, many of which are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         (a) None
         (b) None
         (c) On March 27, 1997, the Company issued 216,542 shares of Common Stock to Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center, and Indiana Dialysis Services, P.C. in a private placement pursuant to the exemption from registration set forth from registration set forth in Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a)     Exhibits

                 4.3 Shareholder Rights Protection Agreement, dated May 2, 1997 between Renal Care Group, Inc. and First Union National Bank of North Carolina, as Rights Agent (Incorporated by reference from the Company's Current Report on Form 8-K filed May 5, 1997).

                 11       Statement Re: Computation of Earnings Per Share

                 27       Financial Data Schedule

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              RENAL CARE GROUP, INC.
                                              ---------------------------------
                                                        (Registrant)


May 15, 1997                                 BY: /s/ Robert K. Stillwell
-----------------                               -------------------------------
                                                Robert K. Stillwell
                                                Vice President, Chief Accounting
                                                Officer




May 15, 1997                                 BY: /s/ Ronald Hinds
-----------------                               -------------------------------
                                                Ronald Hinds
                                                Executive Vice President,
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                    Description of Exhibits                              Page No.
------                    -----------------------                              --------
4.3      Shareholder Rights Protection Agreement, dated May 2, 1997 between
         Renal Care Group, Inc. and First Union National Bank of North
         Carolina, as Rights Agent (Incorporated by reference from the
         Company's Current Report on Form 8-K filed May 5, 1997).

11       Statement Re: Computation of Earnings Per Share

27       Financial Data Schedule