Form 10-Q
period 1997-06-30
RENAL CARE GROUP INC
filed 1997-08-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

                           Commission File No. 0-27640


                             RENAL CARE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                           Delaware                                             62-1622383
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

          2100 West End Ave., Suite 800, Nashville, Tennessee 37203
             (Address of principal executive offices) (zip code)
       Registrant's telephone number, including area code: (615) 345-5500



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

                           Yes   X      No
                               -----       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                        Outstanding at August 5, 1997
    --------------------------------------------------------------------
    Common Stock, $.01 par value                     22,636,205

                             RENAL CARE GROUP, INC.
                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
                 June 30, 1997 (unaudited) and December 31, 1996               1

          Consolidated Income Statements - (unaudited)
                 For the three months and six months ended
                 June 30, 1997 and 1996                                        2

          Consolidated Statements of Cash Flows - (unaudited)
                 For the six months ended June 30, 1997 and 1996               3

          Notes to the Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                     7


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits and Reports on Form 8-K                                     13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,      JUNE 30,
                                                                            1996            1997
                                                                        ------------    -----------
                                                                          (audited)     (unaudited)
          ASSETS

          Current assets:
              Cash and cash equivalents                                    $ 47,624      $  4,501
              Investments, held-to-maturity                                   5,814         2,779
              Accounts receivable, net                                       28,842        39,179
              Inventories                                                     2,658         3,413
              Other current assets                                            1,540         1,863
                                                                           --------      --------
          Total current assets                                               86,478        51,735

          Property and equipment, net                                        30,739        45,567
          Goodwill, net                                                      11,066        47,767
          Intangible and other assets, net                                    3,529         7,416
                                                                           --------      --------

          Total assets                                                     $131,812      $152,485
                                                                           ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
              Accounts payable                                             $  7,984      $  7,678
              Income taxes payable                                            2,588           266
              Other current liabilities                                      26,444        26,063
                                                                           --------      --------
          Total current liabilities                                          37,016        34,007

          Minority interest                                                    --           6,582
          Deferred income taxes                                               1,471         1,571
                                                                           --------      --------
          Total liabilities                                                  38,487        42,160

          Stockholders' equity:
              Preferred Stock, $.01 par value, 10,000 shares
                 authorized, none issued                                       --            --
              Common stock, $.01 par value, 60,000 shares authorized,
                 21,273 and 22,584 shares issued and outstanding at
                 December 31, 1996 and June 30, 1997, respectively              213           226
              Additional paid-in capital                                     89,328        97,588
              Retained earnings                                               3,784        12,511
                                                                           --------      --------
          Total stockholders' equity                                         93,325       110,325
                                                                           --------      --------

          Total liabilities and stockholders' equity                       $131,812      $152,485
                                                                           ========      ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         1996           1997           1996           1997
                                                        -------        -------        -------        -------
Net revenue                                             $31,826        $51,666        $56,360        $97,775
Operating costs and expenses:
    Patient care costs                                   22,302         35,635         39,156         67,569
    General and administrative expenses                   3,354          5,206          5,984         10,008
    Provision for doubtful accounts                         587          1,230          1,071          2,172
    Depreciation and amortization                         1,112          2,141          1,984          4,105
    Merger expenses                                         680            300            680            300
                                                        -------        -------        -------        -------
Total operating costs and expenses                       28,035         44,512         48,875         84,154
                                                        -------        -------        -------        -------
Income from operations                                    3,791          7,154          7,485         13,621
Interest income, net                                        202             99            241            503
                                                        -------        -------        -------        -------
Income before minority interest and income taxes          3,993          7,253          7,726         14,124
Minority interest                                          --              218           --              218
                                                        -------        -------        -------        -------
Income before income taxes                                3,993          7,035          7,726         13,906
Provision for income taxes                                1,095          2,603          2,094          5,180
                                                        -------        -------        -------        -------
Net income                                              $ 2,898        $ 4,432        $ 5,632        $ 8,726
                                                        =======        =======        =======        =======

Earnings per share                                      $  0.15        $  0.19        $  0.32        $  0.38
                                                        =======        =======        =======        =======

Weighted average shares outstanding                      19,770         23,127         17,652         22,908
                                                        =======        =======        =======        =======



         See accompanying notes to the consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                      1996             1997
                                                                                    -------------------------
OPERATING ACTIVITIES
Net income                                                                          $  5,632         $  8,726
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                                    1,984            4,105
      Other                                                                            3,266          (12,101)
                                                                                    --------         --------
                    Net cash provided by operating activities                         10,882              730

INVESTING ACTIVITIES
Purchases of property and equipment                                                   (4,893)         (10,259)
Cash paid for acquisitions, net of cash acquired                                        --            (35,414)
Held-to-maturity investments, net                                                       --              3,035
Cash distributions to founders, net of cash contributions                            (35,806)            --
Other                                                                                   (155)            --
                                                                                    --------         --------
                    Net cash used in investing activities                            (40,854)         (42,638)

FINANCING ACTIVITIES
Payments on long-term debt, net                                                       (9,609)          (1,661)
Proceeds from exercise of stock options                                                 --                446
Proceeds from issuance of common stock                                                71,838             --
Distribution to owners                                                                (2,597)            --
                                                                                    --------         --------
                    Net cash provided by (used in) financing activities               59,632           (1,215)
                                                                                    --------         --------

Increase (decrease) in cash and cash equivalents                                      29,660          (43,123)

Cash and cash equivalents, at beginning of period                                   $  1,340         $ 47,624
                                                                                    --------         --------

Cash and cash equivalents, at end of period                                         $ 31,000         $  4,501
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                                      $    480         $   --
                                                                                    ========         ========
      Income taxes                                                                  $   --           $  7,702
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                           $   --           $  6,008
                                                                                    ========         ========
  Common Stock to Founders                                                          $ 16,100         $   --
                                                                                    ========         ========
  Conversion of redeemable preferred stock to common stock                          $  2,451         $   --
                                                                                    ========         ========

           See accompanying notes to consolidated financial statements

                            . RENAL CARE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1997
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

Renal Care Group, Inc. is a nephrology services company that was founded in June 1995 to focus on the provision of care to patients with kidney disease, including patients suffering from chronic kidney failure. The Company currently provides dialysis and ancillary services to approximately 6,800 patients through 104 owned outpatient dialysis centers in 15 states, in addition to providing acute dialysis services in 58 hospitals.

In February 1996, Renal Care Group, Inc., a Delaware corporation (the "Company") acquired simultaneously with the closing of its initial public offering (the "Offering"), five companies: Kidney Care, Inc. ("KCI"), and Medical Enterprises, Ltd. ("MEL") (KCI and MEL collectively "Kidney Care"), D.M.N. Professional Corporation ("DMN"), Tyler Nephrology Associates, P.A. ("TNA"), Kansas Nephrology Associates ("KNA"), and Renal Care Group, Inc. a Tennessee Corporation ("RCG"). These five businesses, together with the Company, are referred herein as the "Founding Companies" and the transaction described above is referred to herein as the Combination (the "Combination").

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

NOTE 2 - ACQUISITIONS

On April 8, 1997, the Company executed a definitive agreement with owners of dialysis operations in Toms River, New Jersey to jointly provide dialysis services to patients with End Stage Renal Disease. The Company will acquire 51% of the assets of the current operations and provide management services to an existing dialysis facility. Subsequent to the transaction, the joint venture will construct a state-of-the-art dialysis center to serve the existing 260 patients. In addition, the Company has executed a definitive agreement with Southern Ocean County Hospital of Manahawkin, New Jersey, to jointly develop a new dialysis facility. The Company will retain 51% ownership and provide management services to the joint venture which will serve approximately 40 patients. Acute, in-patient dialysis services will be provided to Community Medical Center and Southern Ocean County Hospital by the Company.

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 - ACQUISITIONS (CONTINUED)

Effective June 1, 1997, the Company acquired six outpatient dialysis facilities known as Bay Area Dialysis Services of Corpus Christi, Texas, and entered into a long-term agreement to manage the practice of the five associated nephrologists with these facilities. Bay Area Dialysis provides treatment to approximately 330 patients as well as acute, inpatient dialysis services to two local hospitals.

NOTE 3 - SHAREHOLDER RIGHTS PLAN

On May 2, 1997, the Company's Board of Directors approved a Shareholder Protection Rights Agreement (the "Rights Plan"), which provides for one preferred stock purchase right (a "Right") in respect of each share of the Company's Common Stock when exercisable, each right would entitle the holder to purchase from the Company 1/150th of a share of Series A Junior Participating Preferred Stock at an exercise price of $93.33, subject to certain adjustments, as adjusted for the stock split discussed more fully in
Note 4. The Rights are generally not exercisable until ten business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired, obtained the right to acquire or has commenced a tender or exchange offer to acquire beneficial ownership of 15% of more of the Company's then outstanding shares of Common Stock.

In the event the Rights become exercisable, each Right will enable the owner thereof, other than the Acquiring Person, to purchase at the Right's then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. Further, after the Rights become exercisable, the Company may not consolidate or merge with, or sell 50% or more of its assets or earnings power to, any person if the Company's Board of Directors is controlled by the Acquiring Person, unless provision is made for each Right to become a right to purchase a number of shares of common stock of such other person having twice the market value of the exercise price of the Rights. In addition, unless the Acquiring Person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person) at an exchange ratio of one share of Common Stock per each Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

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

NOTE 4 - SIGNIFICANT EVENTS

On June 13, 1997, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of Common Stock was issued for every two shares held by shareholders of record at the close of business on July 7, 1997. The additional shares were distributed on July 25, 1997. All financial data included in this filing has been retroactively adjusted for the stock split.

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

On June 24, 1997, the Company filed an amendment of Certificate of Incorporation of the Company increasing the authorized shares of Common Stock from 22,000,000 to 60,000,000 shares.

NOTE 5 - SUBSEQUENT EVENTS

On August 5, 1997, the Company executed a First Amended and Restated Loan Agreement for a $125,000,000 credit facility. The credit facility is required to be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000,000 in swing line loans.

The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of .60% to 1.35%, respectively. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from .20% to
 .30% pursuant to leverage ratios ranging between 0.75 and 2.25 respectively. Under the loan agreement, commitments range in amounts and dates from the closing date through August, 2003. The Company has obtained total lender commitments of $125,000,000 through August, 2000. Lender commitments are then reduced to $106,250,000 through August, 2001, $87,500,000 through August, 2002 and $68,750,000 through August, 2003. All loans under the loan agreement are due and payable on August 4, 2003.

Pursuant to the loan agreement, each of the Company's subsidiaries is required to provide a joint and several unconditional guarantee of all obligations of the Company under the loan agreement, including all loans thereafter. Further, the Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under their guaranty are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are those customary for the amount and time frame of this commitment.

NOTE 6 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share as follows:

                           PRIMARY EARNINGS PER SHARE

                              THREE MONTHS                         SIX MONTHS

                        AS          RESTATED FOR            AS            RESTATED FOR
PERIOD ENDED         REPORTED       FASB NO. 128         REPORTED         FASB NO. 128
------------         ---------      ------------         ---------        ------------
June 30, 1996           $.15            $.16                $.32              $.35
June 30, 1997           $.19            $.20                $.38              $.40


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement No. 130 to have an impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement No. 131 to have an impact on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

In February 1996, the Company commenced its business with the simultaneous acquisition of the five Founding Companies. As a result of this combination, a comparison of the current operations of the Company to its historical operations is not considered meaningful. Therefore, the results of operations for 1996 in the table below reflect the unaudited historical operations of the Company combined with the operations of the Founding Companies on a pro forma basis as if the Combination occurred January 1, 1996.

                                                   THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                   1996                    1997                  1996                  1997
                                                  ACTUAL                  ACTUAL               PRO FORMA              ACTUAL
                                           -------------------     -------------------    -------------------    ------------------
Net Revenue                                $ 31,826     100.0%     $ 51,666     100.0%    $ 62,735     100.0%    $ 97,775    100.0%

Operating costs and expenses:
     Patient care costs                      22,302      70.1%       35,635      69.0%      43,883      70.0%      67,569     69.1%
     General and administrative expenses      3,354      10.5%        5,206      10.1%       6,415      10.2%      10,008     10.2%
     Provision for doubtful accounts            587       1.8%        1,230       2.4%       1,197       1.9%       2,172      2.2%
     Depreciation and amortization            1,112       3.5%        2,141       4.1%       2,158       3.4%       4,105      4.2%
                                           --------     ------     --------     ------    --------     ------    --------    ------
Total operating costs and expenses           27,355      85.9%       44,212      85.6%      53,653      85.5%      83,854     85.8%
                                           --------     ------     --------     ------    --------     ------    --------    ------

Income from operations                        4,471      14.1%        7,454      14.4%       9,082      14.5%      13,921     14.2%
Interest income, net                            202       0.6%           99       0.2%         147       0.2%         503       .5%
                                           --------     ------     --------     ------    --------     ------    --------    ------
Income before merger costs, minority
  interest and income taxes                   4,673      14.7%        7,553      14.6%       9,229      14.7%      14,424     14.7%
Minority interest                                -         - %          218        .4%          -         - %         218       .2%
                                           --------     ------     --------     ------    --------     ------    --------    ------
Income before merger costs and
  income taxes                                4,673      14.7%        7,355      14.2%       9,229      14.7%      14,206     14.5%
Income taxes                                  1,729       5.4%        2,714       5.3%       3,460       5.5%       5,291      5.4%
                                           --------     ------     --------     ------    --------     ------    --------    ------

Net income before merger costs             $  2,944       9.3%     $  4,621       8.9%    $  5,769       9.2%    $  8,915      9.1%
                                           ========     ======     ========     ======    ========     ======    ========    ======

Earnings per share before merger costs     $   0.15                $   0.20               $   0.29               $   0.39

Net income after merger costs              $  2,898                $  4,432               $  5,723               $  8,726
                                           ========                ========               ========               ========

Earnings per share after merger costs      $   0.15                $   0.19               $   0.29               $   0.38

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net revenue. Net revenue increased from $31,826,000 for the three months ended June 30, 1996 to $51,666,000 for the three months ended June 30, 1997, an increase of $19,840,000, or 62.3%. This increase resulted primarily from a 49.8% increase in the number of treatments from 166,292 in the 1996 period to 249,139 in the 1997 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 7.0% increase in same-center treatments for the 1997 period over the 1996 period. In addition, average revenue per treatment increased 10.2% from $187 in the 1996 period to $206 in the 1997 period. The remaining revenue increase is a result of higher management fees and earnings of 50% owned partnerships in the 1997 period compared to the 1996 period. The revenue per treatment increase is due to commercial and private charge adjustments, greater than expected erythropoietin
(EPO) and other chargeable drug utilization, and the implementation of the Company's in-house laboratory services.

Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $22,302,000 for the three months ended June 30, 1996 to $35,635,000 for the three months ended June 30, 1997, an increase of $13,333,000, or 59.8%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of labor, drugs, and supplies. Patient care costs as a percent of net revenue decreased from 70.1% in the 1996 period to 69.0% in the 1997 period. Patient care costs per treatment increased from $134 in the 1996 period to $143 in the 1997 period, or 6.7%. This increase is due to normal healthcare inflation, greater EPO and other drug utilization costs, and the cost of providing in-house laboratory services.

General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing, and information systems. General and administrative expenses increased from $3,354,000 for the three months ended June 30, 1996 to $5,206,000 for the three months ended June 30, 1997, an increase of $1,852,000, or 55.2%. General and administrative expenses as a percent of net revenue decreased from 10.5% in the 1996 period to 10.1% in the 1997 period, primarily due to higher revenues for the quarter.

Provision for Doubtful Accounts. The provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $587,000 for the three months ended June 30, 1996 to $1,230,000 for the three months ended June 30, 1997. The provision for doubtful accounts as a percent of net revenue increased from 1.8% for the three months ended June 30, 1996 to 2.4% for the three months ended June 30, 1997, or 0.6%. The increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to an enhanced collection effort by the Company.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Depreciation and Amortization. Depreciation and amortization increased from $1,112,000 for the three months ended June 30, 1996 to $2,141,000 for the three months ended June 30, 1997, an increase of $1,029,000, or 92.5%. This net increase was due to the acquisition and start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of a clinical computer system, and the amortization of the goodwill associated with the Indianapolis acquisition.

Income from Operations. Income from operations increased from $4,471,000 for the three months ended June 30, 1996 to $7,454,000 for the three months ended June 30, 1997, an increase of $2,983,000, or 66.7%. Income from operations as a percent of net revenue increased from 14.1% in the 1996 period to 14.4% in the 1997 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of treatments.

Interest Income, Net. Interest income decreased from $202,000 for the three months ended June 30, 1996 to $99,000 for the three months ended June 30, 1997, a net decrease of $103,000. This net decrease is primarily due to the use of cash in acquisitions, the replacement of dialysis facilities and equipment, and the purchase of a clinical computer system.

RESULTS OF OPERATIONS (PRO FORMA)

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net revenue. Net revenue increased from $62,735,000 for the six months ended June 30, 1996 to $97,775,000 for the six months ended June 30, 1997, an increase of $35,040,000, or 55.9%. This increase resulted primarily from a 42.9% increase in the number of treatments from 331,280 in the 1996 period to 473,307 in the 1997 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an increase of 7.2% in same-center treatments for the 1997 period over the 1996 period. In addition, average revenue per treatment increased 10.2% from $186 in the 1996 period to $205 in the 1997 period. The remaining revenue increase is a result of higher management fees and earnings of 50% owned partnerships in the 1997 period compared to the 1996 period. The revenue per treatment increase is due to commercial and private charge adjustments, greater than expected erythropoietin
(EPO) and other chargeable drug utilization, and the implementation of the Company's in-house laboratory services.

Patient Care Costs. Patient care costs increased from $43,883,000 for the six months ended June 30, 1996 to $67,569,000 for the six months ended June 30, 1997, an increase of $23,686,000, or 54.0%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of labor, drugs, and supplies. Patient care costs as a percent of net revenue decreased from 70.0% in the 1996 period to 69.1% in the 1997 period. Patient care costs per treatment increased from $132 in the 1996 period to $143 in the 1997 period, or 8.3%. This increase is due to normal healthcare inflation, greater EPO and other drug utilization costs, and the cost of providing in-house laboratory services.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

General and Administrative Expenses. General and administrative expenses increased from $6,415,000 for the six months ended June 30, 1996 to $10,008,000 for the six months ended June 30, 1997, an increase of $3,593,000, or 56.0%. General and administrative expenses as a percent of net revenue remained constant at 10.2% for the 1996 and 1997 periods.

Provision for Doubtful Accounts. The provision for doubtful accounts increased from $1,197,000 for the six months ended June 30, 1996 to $2,172,000 for the six months ended June 30, 1997, an increase of $975,000, or 81.5%. The provision for doubtful accounts as a percent of net revenue increased from 1.9% for the six months ended June 30, 1996 to 2.2% for the six months ended June 30, 1997, or 0.3%. The increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources in addition to an enhanced collective effort by the Company during the second quarter of 1997.

Depreciation and Amortization. Depreciation and amortization increased from $2,158,000 for the six months ended June 30, 1996 to $4,105,000 for the six months ended June 30, 1997, an increase of $1,947,000, or 90.2%. This net increase was due to the acquisition and start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of a clinical computer system, and the amortization of the goodwill associated with the Indianapolis acquisition.

Income from Operations. Income from operations increased from $9,082,000 for the six months ended June 30, 1996 to $13,921,000 for the six months ended June 30, 1997, an increase of $4,839,000, or 53.3%. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the growth rate of treatments.

Interest Income, Net. Interest income increased from $147,000 for the six months ended June 30, 1996 to $503,000 for the six months ended June 30, 1997, a net increase of $356,000. This net increase is primarily due to investment earnings derived from secondary offering proceeds and the use of the Company's stock in acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities and to finance working capital requirements. At June 30, 1997, the Company's working capital was $17,728,000, cash and cash equivalents were $4,501,000 and the Company's current ratio was 1.5 to 1. The working capital of the Company has decreased during the year primarily as a result of the Indianapolis acquisition, the construction of start up dialysis facilities and the purchase of a clinical computer system.

The Company's net cash provided by operating activities was $730,000 in the six months ended June 30, 1997. Cash provided by operating activities consists of net income before depreciation and amortization expense primarily offset by increases in accounts receivable and the payment of approximately $5,700,000 as full satisfaction of the contingent obligation with Kidney Care Inc. as a result of the Combination. The Company's net cash used in investing activities was $42,638,000 in the six months ended June 30, 1997. Cash used in investing activities resulted from $35,414,000 of cash paid for acquisitions, net of cash acquired, $10,259,000 of capital expenditures offset by proceeds from held-to-maturity investments of $3,035,000. Cash used in financing activities was $1,215,000 for the six months ended June 30, 1997. Cash used in financing activities resulted from $1,661,000 in payments on long-term debt in connection with the acquisition of Bay Area Dialysis, offset by $446,000 in proceeds from the exercise of stock options.

On August 5, 1997, the Company executed a First Amended and Restated Loan Agreement for a $125,000,000 credit facility. The credit facility is required to be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000,000 in swing line loans.

The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of .60% to 1.35%, respectively. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from
 .20% to .30% pursuant to leverage ratios ranging between 0.75 and 2.25 respectively. Under the loan agreement, commitments range in amounts and dates from the closing date through August, 2003. The Company has obtained total lender commitments of $125,000,000 through August, 2000. Lender commitments are then reduced to $106,250,000 through August, 2001, $87,500,000 through August, 2002 and $68,750,000 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. There are currently no amounts outstanding under this agreement.

Pursuant to the loan agreement, each of the Company's subsidiaries is required to provide a joint and several unconditional guarantee of all obligations of the Company under the loan agreement, including all loans thereafter. Further, the Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under their guaranty are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are those customary for the amount and time frame of this commitment.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


A significant component of the Company's growth strategy is the acquisition and development of dialysis facilities. The Company believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet the Company's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, the Company may incur from time to time additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company.

            CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         (a) See Note 3 to Financial Statements concerning adoption of Shareholder Protection Rights Agreement

              See Note 4 to Financial Statements concerning the increase in authorized shares of Common Stock

         (b) See Note 3 to Financial Statements concerning adoption of Shareholder Protection Rights Agreement

              See Note 4 to Financial Statements concerning the three-for-two stock split in the form of a dividend

         (c) On June 17, 1997, the Company issued 539,527 shares of Common Stock to the former owners of Bay Area Nephrologists, P.A. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 4, 1997, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes:

         1. To elect Sam A. Brooks and Stephen D. McMurray, M.D. as Class I Directors to serve for a term of three (3) years and until their successors are elected;

                                                       FOR        AGAINST    ABSTAIN
                                                       ---        -------    -------
                  Election of  Sam A. Brooks
                  as Class I Director               11,222,118                64,781

                  Election of Stephen D.
                  McMurray, M.D. as
                  Class I Director                  11,221,845                65,054

              The terms of Mr. Hutts, Mr. Lowery, Mr. Jacobson, Mr. Bower, Mr. Johnson, and Mr. Meredith have not expired and are therefore not up for reelection.


         2. To consider and vote upon a proposal to approve an amendment to the Renal Care Group, Inc. 1996 Stock Option Plan (the "Option Plan") to increase the number of shares available for issuance thereunder;


                     FOR                    AGAINST                ABSTAIN
                     ---                    -------                -------
                  8,088,579                2,458,320                3,555


         3. To amend Article IV of the Company's Certificate of Incorporation (the "Certificate") to increase the number of authorized shares of its $.01 par value Common Stock ("Common Stock") from 22,000,000 to 60,000,000 shares.

                     FOR                    AGAINST                ABSTAIN
                     ---                    -------                -------
                  9,883,772                1,385,403                17,724

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  3.1.2    Certificate of Amendment of Certificate of Incorporation of the Company.

                  3.1.3    Certificate of Designation, Preferences, and Rights of Series A Junior Participating
                           Preferred Stock of Renal Care Group, Inc.

                  10.30    Amended and Restated 1996 Stock Option Plan (Filed on May 1, 1997 as
                           Appendix A to the Company's Definitive Proxy Statement and incorporated herein by reference).

                  10.31    Amended and Restated Employee Stock Purchase Plan of the Company effective as of July 1, 1997.

                  10.32    Earnout Agreement, dated June 30, 1997 among the Company, RCG Mississippi, Inc.,
                           Kidney Care, Inc., and John D. Bower, M.D., the John D. Bower, M.D. Grantor Retained
                           Annuity Trust, David McNamara and MEL, Inc. Employee Stock Ownership Plan.

                  10.33    First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A.

                  10.34    Stock Option Agreement between the Company and Sam A. Brooks

                  10.35    Stock Option Agreement between the Company and Ronald Hinds

                  10.36    Stock Option Agreement between the Company and Gary Brukardt

                  11       Statement Re: Computation of Earnings Per Share

                  21.1     List of Subsidiaries

                  27       Financial Data Schedule

         (b)   Reports on Form 8-K

                  1.       Form 8-K dated March 27, 1997 relating to the acquisition of Eastern
                           Indiana Kidney Center, Richmond Indiana; Southern Indiana Kidney Center, Greensburg,
                           Indiana; Saint Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center,
                           Indiana Kidney Center South, St. Vincent Dialysis Center and St. Vincent Dialysis
                           Center West, all in Indianapolis, Indiana.

                  2.       Form 8-K dated May 2, 1997 relating to the adoption of the Shareholder Protection
                           Rights Agreement.

                  3.       Form 8-KA dated June 10, 1997 relating to the acquisition of Eastern Indiana Kidney
                           Center, Richmond Indiana; Southern Indiana Kidney Center, Greensburg, Indiana; Saint
                           Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center, Indiana Kidney
                           Center South, St. Vincent Dialysis Center and St. Vincent Dialysis Center West, all in
                           Indianapolis, Indiana.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               RENAL CARE GROUP, INC.
                               ----------------------
                                   (Registrant)




August 14, 1997                BY: /s/ Ronald Hinds
---------------                    --------------------------------------------
                                   Ronald Hinds
                                   Executive Vice President,
                                   Chief Financial Officer, Secretary/Treasurer
                                   and Principal Financial Officer and Principal
                                   Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibits                                 Page No.
-------                    -----------------------                                 --------
3.1.2    Certificate of Amendment of Certificate of Incorporation of the Company.

3.1.3    Certificate of Designation, Preferences, and Rights of Series A Junior
         Participating Preferred Stock of Renal Care Group, Inc.

10.30    Amended and Restated 1996 Stock Option Plan (Filed on May 1, 1997 as
         Appendix A to the Company's Definitive Proxy Statement and incorporated herein by reference).

10.31 Amended and Restated Employee Stock Purchase Plan of the Company effective as of July 1, 1997.

10.32    Earnout Agreement, dated June 30, 1997 among the Company, RCG
         Mississippi, Inc., Kidney Care, Inc., and John D. Bower, M.D., the
         John D. Bower, M.D. Grantor Retained Annuity Trust, David McNamara and MEL, Inc. Employee Stock Ownership Plan.

10.33 First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A.

10.34    Stock Option Agreement between the Company and Sam A. Brooks

10.35    Stock Option Agreement between the Company and Ronald Hinds

10.36    Stock Option Agreement between the Company and Gary Brukardt

11       Statement Re: Computation of Earnings Per Share

21.1     List of Subsidiaries

27       Financial Data Schedule