Form 10-Q
period 1997-09-30
RENAL CARE GROUP INC
filed 1997-11-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-27640


                             RENAL CARE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                               62-1622383
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification No.)
or organization)


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

                             Yes X    No
                                ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at November 7, 1997
-----------------------------                -------------------------------
Common Stock, $.01 par value                           22,760,260

                             RENAL CARE GROUP, INC.
                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1

Financial Statements

     Consolidated Balance Sheets
          September 30, 1997 (unaudited) and December 31, 1996                       1

     Consolidated Income Statements - (unaudited)
          For the three months and nine months ended
          September 30, 1997 and 1996                                                2

     Consolidated Statements of Cash Flows - (unaudited)
          For the nine months ended September 30, 1997 and 1996                      3

     Notes to the Consolidated Financial Statements                                  4

Item 2

Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                       8

Risk Factors                                                                        13

PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                       18

Item 6. Exhibits and Reports on Form 8-K                                            18

Note: Items 1, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                DECEMBER 31,   SEPTEMBER 30,
                                                                    1996          1997
                                                                ------------  -------------
                                                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                     $ 47,624      $  8,011
    Investments, held-to-maturity                                    5,814         6,007
    Accounts receivable, net                                        28,842        37,212
    Inventories                                                      2,658         3,475
    Other current assets                                             1,540         1,734
                                                                  --------      --------
Total current assets                                                86,478        56,439

Property and equipment, net                                         30,739        52,906
Goodwill, net                                                       11,066        54,203
Intangible and other assets, net                                     3,529         8,382
                                                                  --------      --------
Total assets                                                      $131,812      $171,930
                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $  7,984      $  5,761
    Income taxes payable                                             2,588         1,272
    Other current liabilities                                       26,444        32,216
                                                                  --------      --------
Total current liabilities                                           37,016        39,249

Minority interest                                                     --          14,276
Deferred income taxes                                                1,471         1,571
                                                                  --------      --------
Total liabilities                                                   38,487        55,096

Stockholders' equity:
    Preferred Stock, $.01 par value, 10,000 shares
       authorized, none issued                                        --            --
    Common stock, $.01 par value, 60,000 shares authorized,
       21,273 and 22,742 shares issued and outstanding at
       December 31, 1996 and September 30, 1997, respectively          213           227
    Additional paid-in capital                                      89,328        98,885
    Retained earnings                                                3,784        17,722
                                                                  --------      --------
Total stockholders' equity                                          93,325       116,834
                                                                  --------      --------
Total liabilities and stockholders' equity                        $131,812      $171,930
                                                                  ========      ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                     1996           1997                 1996           1997
                                                 ------------    -----------         ------------    -----------
Net revenue                                          $34,627        $54,038            $90,987       $151,813
Operating costs and expenses:
    Patient care costs                                24,251         36,468             63,397        104,037
    General and administrative expenses                3,433          5,591              9,427         15,599
    Provision for doubtful accounts                      639          1,264              1,710          3,436
    Depreciation and amortization                      1,212          2,238              3,197          6,343
    Merger expenses                                    1,280             -               1,960            300
                                                     -------        -------            -------       --------
Total operating costs and expenses                    30,815         45,561             79,691        129,715
                                                     -------        -------            -------       --------
Income from operations                                 3,812          8,477             11,296         22,098
Interest, net                                            153             88                394            591
                                                     -------        -------            -------       --------
Income before minority interest and income taxes       3,965          8,565             11,690         22,689
Minority interest                                         -             290                 -             508
                                                     -------        -------            -------       --------
Income before income taxes                             3,965          8,275             11,690         22,181
Provision for income taxes                             2,517          3,062              4,609          8,242
                                                     -------        -------            -------       --------
Net income                                           $ 1,448        $ 5,213            $ 7,081       $ 13,939
                                                     =======        =======            =======       ========

Earnings per share                                   $  0.07        $  0.22            $  0.39       $   0.60
                                                     =======        =======            =======       ========

Weighted average shares outstanding                   20,370         24,115             18,358         23,310
                                                     =======        =======            =======       ========





         See accompanying notes to the consolidated financial statements

                             RENAL CARE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                              1996                 1997
                                                                           --------------------------------
OPERATING ACTIVITIES
Net income                                                                  $  7,081             $ 13,939
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                            3,197                6,343
      Other                                                                    3,783               (6,104)
                                                                            --------             --------
                   Net cash provided by operating activities                  14,061               14,178

INVESTING ACTIVITIES
Purchases of property and equipment                                           (9,684)             (14,721)
Cash paid for acquisitions, net of cash acquired                                 -                (44,078)
Held-to-maturity investments, net                                                -                   (193)
Cash distributions to founders, net of cash contributions                    (35,796)                 -
Other                                                                            189                  -
                                                                            --------             --------
                   Net cash used in investing activities                     (45,291)             (58,992)

FINANCING ACTIVITIES
Payments on long-term debt, net                                              (10,182)              (2,528)
Proceeds from line of credit                                                     -                  6,000
Proceeds from exercise of stock options                                          -                  1,729
Proceeds from issuance of common stock                                        71,793                  -
Distribution to owners                                                        (6,246)                 -
                                                                            --------             --------
                   Net cash provided by financing activities                  55,365                5,201
                                                                            --------             --------

Increase (decrease) in cash and cash equivalents                              24,135              (39,613)

Cash and cash equivalents, at beginning of period                           $  1,341             $ 47,624
                                                                            --------             --------
Cash and cash equivalents, at end of period                                 $ 25,476             $  8,011
                                                                            ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                              $    588             $    145
                                                                            ========             ========
      Income taxes                                                          $    -               $  9,558
                                                                            ========             ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                   $    -               $  6,008
                                                                            ========             ========
  Common Stock to Founders                                                  $ 16,237             $    -
                                                                            ========             ========
  Conversion of redeemable preferred stock to common stock                  $  2,451             $    -
                                                                            ========             ========




           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

Renal Care Group, Inc. is a nephrology services company that was founded in June 1995 to focus on the provision of care to patients with kidney disease, including patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. The Company will provide dialysis and ancillary services to approximately 7,900 patients through 117 owned outpatient dialysis centers in 15 states, in addition to providing acute dialysis services in 64 hospitals, including the acquisitions more fully discussed in Note 4.

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

NOTE 2 - SHAREHOLDER RIGHTS PLAN

On May 2, 1997, the Company's Board of Directors approved a Shareholder Protection Rights Agreement (the "Rights Plan"), which provides for one preferred stock purchase right (a "Right") in respect of each share of the Company's Common Stock. When exercisable, each right would entitle the holder to purchase from the Company 1/150th of a share of Series A Junior Participating Preferred Stock at an exercise price of $93.33, subject to certain adjustments, as adjusted for the stock split discussed more fully in Note 3. The Rights are generally not exercisable until ten business days after an announcement by the Company that a person or group of affiliated persons (an "Acquiring Person") has acquired, obtained the right to acquire or has commenced a tender or exchange offer to acquire beneficial ownership of 15% or more of the Company's then outstanding shares of Common Stock.

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

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such Acquiring Person) at an exchange ratio of one share of Common Stock per each Right. All Rights that are owned by any person on or after the date such person becomes an Acquiring Person will be null and void.

The Board of Directors may terminate the Rights at any time prior to the Rights becoming exercisable and, unless extended, the Rights will terminate by their terms effective May 2, 2007. The Board of Directors adopted the Rights Plan to protect the Company's stockholders from coercive or abusive takeover tactics and to give the Board of Directors more negotiating leverage in dealing with prospective acquirers.

NOTE 3 - SIGNIFICANT EVENTS

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

On August 5, 1997, the Company executed a First Amended and Restated Loan Agreement for a $125,000,000 credit facility. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000,000 in swing line loans.

The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of .60% to 1.35%, respectively. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from .20% to
 .30% pursuant to leverage ratios ranging between 0.75 and 2.25 respectively. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained total lender commitments of $125,000,000 through August 2000. Lender commitments are then reduced to $106,250,000 through August 2001, $87,500,000 through August 2002 and $68,750,000 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003.

Pursuant to the loan agreement, each of the Company's subsidiaries is required to provide a joint and several unconditional guarantee of all obligations of the Company under the loan agreement, including all loans thereunder. Further, the Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under their guaranty are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are those customary for the amount and duration of this commitment.

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 4 - SUBSEQUENT EVENTS

On October 30, 1997, the Company executed a definitive agreement with Dialysis Corporation of America, Inc. ("DCA"), Dialysis Services of Florida, Inc. ("DSF"), DCA Medical Services, Inc. ("DCAMS"), Dialysis Medical, Inc ("DMI") and Henry M. Haire, M.D. ("Haire") to provide dialysis services to patients with End Stage Renal Disease. The Company will acquire substantially all of the assets of DSF and DMI and the In-Patient Agreement from DCAMS in exchange for cash and shares of the Company's common stock and the assumption of certain specified liabilities. The facility currently serves approximately 90 patients.

On November 4, 1997, the Company entered into an agreement to purchase the assets of STAT Healthcare ("STAT"), a division of Laidlaw, Inc. for approximately $58 million, excluding working capital acquired and assumed debt. Consideration will include $3 million in cash with the remaining payable in restricted common stock of the Company. The parties intend to consummate the transaction as soon as possible after satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement. STAT owns and operates 11 dialysis facilities located in eastern Texas serving approximately 850 patients suffering from end stage renal disease (ESRD). In addition to providing acute dialysis services, STAT also provides wound care services to ten hospitals.

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

                                           PRIMARY EARNINGS PER SHARE

                                  THREE MONTHS              NINE MONTHS

                               AS     RESTATED FOR      AS      RESTATED FOR
PERIOD ENDED                REPORTED  FASB NO. 128    REPORTED  FASB NO. 128
------------                --------  ------------    --------  ------------
September 30, 1996            $.07       $.08          $.39         $.42
September 30, 1997            $.22       $.23          $.60         $.63

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement No. 130 to have a material impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement No. 131 to have a material impact on the Company's financial statement disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

In February 1996, Renal Care Group, Inc. (the "Company") commenced its business with the simultaneous acquisition of the five Founding Companies ("Combination"). As a result of this Combination, a comparison of the current operations of the Company to its historical operations is not considered meaningful. Therefore, the results of operations for 1996 in the table below reflect the historical operations of the Company combined with the operations of the Founding Companies on a pro forma basis as if the Combination occurred January 1, 1996.

                                             THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               1996                 1997                1996                1997
                                              ACTUAL               ACTUAL              PROFORMA              ACTUAL
                                        ----------------     ----------------    ----------------    -----------------
Net Revenue                             $34,627   100.0%     $54,038   100.0%    $97,363   100.0%    $151,813   100.0%

Operating costs and expenses:
     Patient care costs                  24,251    70.0       36,468    67.5      68,124    70.0      104,037    68.5
     General  and  administrative
     expenses                             3,433     9.9        5,591    10.4       9,858    10.1       15,599    10.3
     Provision for doubtful accounts        639     1.9        1,264     2.3       1,837     1.9        3,436     2.3
     Depreciation and amortization        1,212     3.5        2,238     4.1       3,370     3.4        6,343     4.2
                                        -------   -----      -------   -----     -------   -----     --------   -----

Total operating  costs and expenses      29,535    85.3       45,561    84.3      83,189    85.4      129,415    85.3
                                        -------   -----      -------   -----     -------   -----     --------   -----
Income from operations                    5,092    14.7        8,477    15.7      14,174    14.6       22,398    14.7
Interest income, net                        153     0.6           88     0.1         300     0.3          591      .4
                                        -------   -----      -------   -----     -------   -----     --------   -----

Income before merger costs, minority
     interest and income taxes            5,245    15.3        8,565    15.8      14,474    14.9       22,989    15.1
Minority interest                           -        -           290      .5         -        -           508      .3
                                        -------   -----      -------   -----     -------   -----     --------   -----
Income before merger costs
     and income taxes                     5,245    15.3        8,275    15.3      14,474    14.9       22,481    14.8
Income taxes                              1,942     5.6        3,062     5.7       5,402     5.6        8,353     5.5
                                        -------   -----      -------   -----     -------   -----     --------   -----

Net income before merger costs          $ 3,303     9.7%     $ 5,213     9.6%    $ 9,072     9.3%    $ 14,128     9.3%
                                        =======   =====      =======   =====     =======   =====     ========   =====

Earnings per share before merger costs  $   .16              $   .22             $   .46             $    .61
                                        =======              =======             =======             ========

Net income after merger costs           $ 1,448              $ 5,213             $ 7,837             $ 13,939
                                        =======              =======             =======             ========

Earnings per share after merger costs   $   .07              $   .22             $   .40             $    .60
                                        =======              =======             =======             ========

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenue. Net revenue increased from $34,627,000 for the three months ended September 30, 1996 to $54,038,000 for the three months ended September 30, 1997, an increase of $19,411,000, or 56.1%. This increase resulted primarily from a 47.7% increase in the number of treatments from 179,080 in the 1996 period to 264,420 in the 1997 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 8.0% increase in same-center treatments for the 1997 period over the 1996 period. In addition, average revenue per treatment increased 7.4% from $189 in the 1996 period to $203 in the 1997 period. The remaining revenue increase is a result of higher management fees and earnings of 50% owned partnerships in the 1997 period compared to the 1996 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, increases in erythropoietin (EPO) and other chargeable drug utilization, and the implementation of the Company's in-house laboratory services.

Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $24,251,000 for the three months ended September 30, 1996 to $36,468,000 for the three months ended September 30, 1997, an increase of $12,217,000, or 50.4%. This increase was due to the increase in the number of treatments performed during the period. Patient care costs as a percent of net revenue decreased from 70.0% in the 1996 period to 67.5% in the 1997 period primarily due to the increase in net revenue per treatment. Patient care costs per treatment increased from $135 in the 1996 period to $138 in the 1997 period, or 2.2%. This increase is due to greater EPO and other drug utilization costs and the cost of providing in-house laboratory services.

General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing, and information systems. General and administrative expenses increased from $3,433,000 for the three months ended September 30, 1996 to $5,591,000 for the three months ended September 30, 1997, an increase of $2,158,000, or 62.9%. General and administrative expenses as a percent of net revenue increased from 9.9% in the 1996 period to 10.4% in the 1997 period. This increase is due to the continued development of the corporate office, including information systems.

Provision for Doubtful Accounts. The provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $639,000 for the three months ended September 30, 1996 to $1,264,000 for the three months ended September 30, 1997. The provision for doubtful accounts as a percent of net revenue increased from 1.9% in the 1996 period to 2.3% in 1997, or 0.4%. The increase in provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

Depreciation and Amortization. Depreciation and amortization increased from $1,212,000 for the three months ended September 30, 1996 to $2,238,000 for the three months ended September 30, 1997, an increase of $1,026,000, or 84.7%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with acquisitions accounted for under the purchase method of accounting.

Income from Operations. Income from operations increased from $5,092,000 for the three months ended September 30, 1996 to $8,477,000 for the three months ended September 30, 1997, an increase of $3,385,000, or 66.5%. Income from operations as a percent of net revenue increased from 14.7% in the 1996 period to 15.7% in the 1997 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

Interest Income, Net. Interest income decreased from $153,000 for the three months ended September 30, 1996 to $88,000 for the three months ended September 30, 1997, a net decrease of $65,000. This decrease is primarily due to the use of cash in acquisitions and de novo facilities, the replacement of dialysis facilities and equipment, and the purchase of information systems.

RESULTS OF OPERATIONS (PRO FORMA)

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenue. Net revenue increased from $97,363,000 for the nine months ended September 30, 1996 to $151,813,000 for the nine months ended September 30, 1997, an increase of $54,450,000, or 55.9%. This increase resulted primarily from a 44.6% increase in the number of treatments from 510,360 in the 1996 period to 737,727 in the 1997 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an increase of approximately 8% in same-center treatments for the 1997 period over the 1996 period. In addition, average revenue per treatment increased 9.6% from $187 in the 1996 period to $205 in the 1997 period. The remaining revenue increase is a result of higher management fees and earnings of 50% owned partnerships in the 1997 period compared to the 1996 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, greater than expected EPO and other drug utilization, and the implementation of the Company's in-house laboratory services.

Patient Care Costs. Patient care costs increased from $68,124,000 for the nine months ended September 30, 1996 to $104,037,000 for the nine months ended September 30, 1997, an increase of $35,913,000, or 52.7%. This increase was due to the increase in the number of treatments performed during the period. Patient care costs as a percent of net revenue decreased from 70.0% in the 1996 period to 68.5% in the 1997 period primarily related to the increase in net revenue per treatment. Patient care costs per treatment increased from $133 in the 1996 period to $141 in the 1997 period, or 6.0%. This increase is due to greater EPO and other drug utilization costs and the cost of providing in-house laboratory services.

General and Administrative Expenses. General and administrative expenses increased from $9,858,000 for the nine months ended September 30, 1996 to $15,599,000 for the nine months ended September 30,

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

1997, an increase of $5,741,000, or 58.2%. General and administrative expenses as a percent of net revenue increased from 10.1% for the 1996 period to 10.3% in the 1997 periods. This increase is due to the continued development of the corporate office, including information systems.

Provision for Doubtful Accounts. The provision for doubtful accounts increased from $1,837,000 for the nine months ended September 30, 1996 to $3,436,000 for the nine months ended September 30, 1997, an increase of $1,599,000, or 87.0%. The provision for doubtful accounts as a percent of net revenue increased from 1.9% for the nine months ended September 30, 1996 to 2.3% for the nine months ended September 30, 1997, or 0.4%. The increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources.

Depreciation and Amortization. Depreciation and amortization increased from $3,370,000 for the nine months ended September 30, 1996 to $6,343,000 for the nine months ended September 30, 1997, an increase of $2,973,000, or 88.2%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

Income from Operations. Income from operations increased from $14,174,000 for the nine months ended September 30, 1996 to $22,398,000 for the nine months ended September 30, 1997, an increase of $8,224,000, or 58.0%. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

Interest Income, Net. Interest income increased from $300,000 for the nine months ended September 30, 1996 to $591,000 for the nine months ended September 30, 1997, a net increase of $291,000. This net increase is primarily due to investment earnings derived from the proceeds of the Company's secondary offering completed during November 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities and to finance working capital requirements. At September 30, 1997, the Company's working capital was $17,190,000, cash and cash equivalents were $14,018,000 and the Company's current ratio was 1.4 to 1. The working capital of the Company has decreased during the year primarily attributable to goodwill recorded as a result of acquisitions accounted for under the purchase method, construction of start-up dialysis facilities and the purchase of information systems.

The Company's net cash provided by operating activities was $14,178,000 in the nine months ended September 30, 1997. Cash provided by operating activities consists of net income before depreciation and amortization expense primarily offset by increases in accounts receivable and the payment of approximately $5,700,000 as full satisfaction of the contingent obligation with Kidney Care Inc. as a result of the Combination. The Company's net cash used in investing activities was $58,992,000 in the nine months ended September 30, 1997. Cash used in investing activities resulted primarily from $44,078,000 of cash paid for acquisitions, net of cash acquired, and $14,721,000 of capital expenditures.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


Cash provided by financing activities was $5,201,000 for the nine months ended September 30, 1997. Cash provided by financing activities resulted from $2,528,000 in payments on long-term debt in connection with certain acquisitions, offset by $1,729,000 in proceeds from the exercise of stock options and $6,000,000 in proceeds from the line of credit.

On August 5, 1997, the Company executed a First Amended and Restated Loan Agreement for a $125,000,000 credit facility. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000,000 in swing line loans.

The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of .60% to 1.35%, respectively. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from .20% to
 .30% pursuant to leverage ratios ranging between 0.75 and 2.25 respectively. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained total lender commitments of $125,000,000 through August 2000. Lender commitments are then reduced to $106,250,000 through August 2001, $87,500,000 through August 2002 and $68,750,000 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On September 30, 1996, there were $6,000,000 outstanding under this agreement.

Pursuant to the loan agreement, each of the Company's subsidiaries is required to provide a joint and several unconditional guarantee of all obligations of the Company under the loan agreement, including all loans thereunder. Further, the Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under their guaranty are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are those customary for the amount and duration of this commitment.

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

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


RISK FACTORS

In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This quarterly report contains statements that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future events or the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those discussed below, and such factors could cause actual results to differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report or the materials incorporated herein by reference will in fact transpire.

Limited Combined Operating History. The Company has conducted operations as a combined entity only since February 1996, upon the closing of its initial public offering. Since the initial public offering, the Company has made several additional acquisitions of entities that, in some cases, have been part of the Company's combined operations for only a few weeks or months. There can be no assurance that the Company will be able to integrate the dialysis centers, information systems and related operations of the entities acquired by it or to continue operating them profitably. Nor can there be any assurance that the Company's management group will be able to implement effectively the Company's operating and growth strategy while it is engaged in acquisition activity. Failure to integrate successfully the centers and other operations acquired by the Company or to implement effectively the Company's operating and growth strategy could have a material adverse effect on the Company's results of operations, financial condition or business.

Dependence On Government Reimbursement. The Company is reimbursed for dialysis services primarily at fixed rates established under the ESRD program administered by Health Care Financing Administration ("HCFA"). Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of 80% of the composite rate determined by HCFA for dialysis treatments. Since 1972, qualified patients with ESRD have been entitled to Medicare benefits regardless of age or financial circumstances. The Company estimates that approximately 68% of its net revenue for the years ended December 31, 1995 and 1996, and 66% of its revenues for the nine months ended September 30, 1997 consisted of reimbursements from Medicare under the ESRD program, including revenue for the reimbursement of the administration of a bio-engineered hormone, EPO, to treat anemia. Since 1983, Congressional actions have resulted in occasional changes in the Medicare composite reimbursement rate, and the Company is not able to predict whether future rate changes will be made. In August 1996, HCFA announced that an increase in the composite rate may be appropriate within the next few years. However, in making this announcement, HCFA also noted that any rate increase must be considered in the context of Medicare budgetary concerns. HCFA stated that it may recommend an update to the composite rate for fiscal year 1998. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or otherwise affect the amount paid for the Company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may have a material adverse effect on the Company's earnings in the future. The Company is also unable to predict whether certain ancillary services, for which the Company currently is reimbursed separately, may in the future be included in the Medicare composite rate.

Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration of EPO to dialysis patients. EPO is beneficial in the treatment of anemia, a medical complication frequently experiences by dialysis patients. The Company believes that in excess of 80% of its patients receive EPO. Revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately 17%, 19%, and 20% of the net revenue of the Company for the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997, respectively. EPO reimbursement significantly affects the Company's earnings. Any reduction in reimbursement rates for EPO could have a material adverse effect on the Company's results of operations, financial condition or business. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could have a material adverse effect on the Company's results of operations, financial condition or business.

All of the states in which the Company currently operates dialysis centers provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 7%, 6%, and 6% of the Company's net revenue for the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997, respectively, were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

Dependence On Other Sources Of Reimbursement. The Company estimates that approximately 25%, 26%, and 28% of its net revenue for the years ended December 31, 1995 and 1996, and the nine months ended September 30, 1997, respectively, were derived from sources other than Medicare and Medicaid. Substantially all of this revenue comes from private insurance for chronic dialysis treatments and payments from hospitals with which the Company has contracts for the provision of acute dialysis services. In general, private insurance reimbursement and payments for treatments performed at hospitals are at rates significantly higher than Medicare and Medicaid rates. The Company believes that if Medicare reimbursement for dialysis treatment is reduced in the future, these private payors may be required to assume a greater percentage of the costs of dialysis care and, as a result, may focus on reducing dialysis payments as their overall costs increase. In addition, the Company believes that health maintenance organizations (HMOs") and other managed care providers may have a strong incentive to reduce further the costs of specialty care and may seek to reduce amounts paid for dialysis. The Company is unable to predict whether and to what extent changes in these private reimbursement rates may be made in the future. Any reduction in the rates paid by private insurers and hospitals or a significant change in the Company's payor mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on the Company's results of operations, financial condition and business. Similarly, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in private reimbursement rates, could have a material adverse effect on the Company's results of operations, financial condition or business.

Risks Associated With Growth Strategy. The Company's strategy includes expanding its dialysis business through the acquisition and development of dialysis centers and the acquisition and management of nephrology practices. Competition for acquisitions in the dialysis industry has increased significantly in recent years and, as a result, the cost of acquiring dialysis centers has increased. There can be no assurance that the Company will be able to identify, acquire or profitably integrate acquired dialysis centers and nephrology practices. Acquisitions involve a number of risks related to integration, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retention, hiring and training of key personnel, including Medical Directors for each dialysis center, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. In addition, there can be no assurance that acquired or managed dialysis centers will achieve net revenue and earnings that justify the Company's investment therein or expenses related thereto. In order to implement its growth strategy, the Company may require substantial capital resources and need to incur, from time to time, short- and long-term bank indebtedness. The Company also may need to issue in public or private transactions, equity or debt securities, the terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all. To the extent that the Company is unable to acquire dialysis centers or acquire or manage nephrology practices, to integrate such centers and practices successfully, or to obtain financing on terms acceptable to the Company, its ability to expand its business could be reduced significantly.

Risks Associated With Liabilities Of Acquired Businesses. The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. The Company has from time to time identified certain past practices of acquired companies that do not conform to its standards. Although the Company institutes policies designed to conform such practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that the liability sustained will not exceed contractual limits or the financial capacity of the indemnifying party. In particular, in 1996, the Company acquired the stock of a small clinic which recently was served with action regarding certain Medicare billing and related activities which occurred prior to the acquisition. Although these matters are in their early stages, based on available information, the Company believes that any potential liability from this acquired subsidiary, net of transaction proceeds held in escrow, would not be material to the financial position or results of operations of the Company.

Dependence On Physician Referrals. The Company's dialysis centers depend upon local nephrologists for referrals of ESRD patients for treatment and one or a few physicians typically account for all or a significant portion of the patient referral base at a center. The loss of one or more referring physicians at a particular center could have a material adverse effect on the operations of such center, and the loss of a significant number of referring physicians could have a material adverse effect on the Company's results of operations, financial conditions and business. In many instances stockholders of the Company are the primary referral sources for the dialysis centers operated by the Company. If such ownership is deemed to violate applicable federal or state law such as the illegal remuneration provisions of the Social Security Act and similar state laws which prohibit the payment of remuneration to induce referrals, such physician owners may be forced to dispose of their stock in the Company.

Operations Subject To Extensive Government Regulation. The Company is subject to extensive federal, state and local regulation regarding, among other things, fraud and abuse, patient referral, health and safety, environmental compliance and toxic waste disposal. Much of this regulation, particularly in the area of patient referral, is complex and open to differing interpretations. There are two general frameworks under which patient referrals are regulated. First, the illegal remuneration provisions of the Social Security Act make it illegal for any person to, among other things, solicit, offer, receive or pay any remuneration in exchange for referring, or to induce the referral of, a patient for treatment which may be paid for by Medicare, Medicaid or a similar state program. Second, certain provisions contained in the Omnibus Budget Reconciliation Act of 1989 and the Omnibus Budget Reconciliation Act of 1993 ("Stark I" and "Stark II," respectively) prohibit physician referrals for clinical laboratory services and "designated health services" (including some of the specific services offered by the Company) to entities with which a physician or an immediate family member has a "financial relationship." These laws contain certain statutory exemptions, and federal agencies have promulgated regulations clarifying certain of these provisions and exceptions and creating certain additional exceptions, or "safe harbors," from such prohibitions. Many states have enacted similar provisions of law, which may not have identical prohibitions or exceptions, but which may apply regardless of whether Medicare or Medicaid funds are involved. However, due to the breadth of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that some of the Company's practices might be challenged under these laws. Violations of the federal laws are punishable by civil sanctions, including disqualification from participation in the Medicare or Medicaid programs, and, in the case of the federal illegal remuneration provisions, criminal sanctions. There can be no assurance that the Company's practices will not be challenged by governmental authorities, or that the Company will not be subject to sanctions under such laws or be required to alter or discontinue certain of its practices. In addition, there can be no assurance that if the Company is required to alter its practices, that it will be able to do so successfully. The occurrence of any of these events could result in a material adverse effect on the Company's results of operations, financial condition or business.

A number of proposals for health care reform have been made recently to provide greater governmental control of health care spending and to provide broader access to health care services. For example, the Health Insurance Portability and Accountability Act of 1996 was signed into law in August 1996. This law, among other things, provides for insurance portability for individuals who lose or change jobs, limit exclusions for pre-existing conditions, and establish a pilot program for medical savings accounts. It is uncertain what additional health care reform legislation, if any, ultimately will be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. The Company cannot predict what effect future health care legislation or other changes in the administration or interpretation of governmental health care programs may have on the Company's operations.

Substantial Competition. The dialysis industry is fragmented and is consolidating rapidly. Accordingly, the industry is highly competitive, particularly from the standpoint of competition for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Many of the Company's competitors have substantially greater financial resources and more established operations and infrastructure than the Company and may compete with the Company for acquisitions of dialysis centers and nephrology practices. In addition, the Company may also experience competition from referring physicians who open their own dialysis centers. There can be no assurance that the Company will be able to compete effectively with any such competitors.

Dependence On Key Personnel. The Company is dependent upon the services of certain key executive officers and the Chairman of the Board. The Company's growth will depend in part upon its ability to attract and retain skilled employees, for whom competition is intense. The Company believes that its future success will also depend on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis centers. The Company does not carry key-man life insurance on any of its officers. The loss by the Company of any of its executive officers or the Chairman of the Board, or the inability to attract and retain qualified management personnel and Medical Directors, could have a material adverse effect on the Company's results of operations, financial condition or business.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a)      None

(b) See Note 3 to Financial Statements concerning the three-for-two stock split in the form of a dividend.

(c)      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         11       Statement Re: Computation of Earnings Per Share

         27       Financial Data Schedule (filed via Edgar on November 14, 1997)

(b)      Reports on Form 8-K

         1. Form 8-K dated November 6, 1997 relating to the agreement to purchase the assets of STAT Healthcare, a division of Laidlaw, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               RENAL CARE GROUP, INC.
                               ------------------------------------------------
                                    (Registrant)




November 14, 1997              BY: /s/ Ronald Hinds
-------------------               ---------------------------------------------
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


11       Statement Re: Computation of Earnings Per Share

27       Financial Data Schedule