Form 10-K
period 1997-12-31
RENAL CARE GROUP INC
filed 1998-03-31
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 345-5500

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $957,712,877 as of March 19, 1998, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 26,388,469 shares of common stock, $.01 par value, outstanding at March 19, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 1997, the Company provided dialysis and ancillary services to approximately 8,300 patients through 121 outpatient dialysis centers in 15 states. In addition to its outpatient dialysis center operations, the Company provided acute dialysis services through contractual relationships with 70 hospitals and physician practice management services to 45 of the 123 nephrologists who were affiliated with the Company's outpatient dialysis centers.

         The Company's objective is to develop fully integrated nephrology provider networks to assume and manage the clinical and financial risk associated with providing renal disease management services on a capitated basis. The Company seeks to achieve this objective by (i) acquiring, developing and managing outpatient and medical center-based dialysis centers, (ii) integrating its dialysis centers with affiliated nephrology practices, (iii) developing a protocol-driven ESRD management model to enhance clinical outcomes and (iv) providing appropriate ancillary services to ESRD patients. The Company believes an integrated network of nephrologists and dialysis centers, combined with the Company's clinical expertise, management experience and access to capital, will provide significant advantages to patients and third-party payors by improving the quality of care while reducing the overall costs associated with treating patients with all forms of kidney disease, including those with ESRD.

         Nephrology is the specialized practice of medicine dedicated to providing care to patients with ESRD and other kidney-specific ailments. An essential component of the nephrologist's practice is the dialysis facility, where ESRD patients receive their dialysis treatments three times per week in a technologically advanced outpatient setting. Independent outpatient dialysis facilities generally are owned by nephrology groups and comprise an integral component of the nephrologist's practice due to the critical role that dialysis plays in the treatment of ESRD patients. According to the Health Care Financing Administration ("HCFA"), there were approximately 2,800 dialysis centers in the United States at the end of 1995. The Company believes that approximately 50% were owned by multi-center dialysis companies, 25% were owned by independent physicians and other companies and 25% were hospital-affiliated centers. Although nephrology groups have in the past sold their dialysis centers to entities focused on owning and operating such facilities, the Company believes that many nephrology groups recognize the benefits of affiliation with an entity having broader clinical, financial and business capability to help them manage the increasingly complex and time-consuming aspects of both their dialysis center operations and their nephrology practices. In addition, many hospitals increasingly are motivated to sell or outsource management of their dialysis facilities as they refocus their resources on their core business in response to increasing competitive pressures.

         ESRD is the state of advanced renal impairment that is irreversible and imminently lethal. Patients with ESRD eventually require dialysis or kidney transplantation to sustain life; transplants constituting approximately 6% of ESRD patients annually. Since 1972, individuals with ESRD who are eligible for Social Security have been entitled to Medicare benefits regardless of age or financial circumstances. The United States Renal Data System ("USRDS") estimates that the total direct medical payments for ESRD were approximately $13.06 billion in 1995. The Company attributes the growth in the number of ESRD patients principally to the aging of the general population and better treatment and survival of patients with hypertension, diabetes and other illnesses that lead to chronic kidney disease. In addition, improved technology has enabled older patients and those who previously could not tolerate dialysis due to other illnesses to benefit from this life-sustaining treatment.

         The Company is a Delaware corporation which commenced its business in February 1996, with the simultaneous acquisition of Kidney Care, Inc. and Medical Enterprises Ltd., D.M.N. Professional Corporation, Tyler Nephrology Associates, Kansas Nephrology Association; and Renal Care Group, Inc., a Tennessee corporation (collectively, the "Founding Companies") (the "Combination"). The Company's principal executive offices are located at 2100 West End Avenue, Suite 800, Nashville, Tennessee 37203.

INDUSTRY OVERVIEW

  End-Stage Renal Disease

         ESRD is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, individuals with ESRD require either dialysis for the remainder of their lives or successful kidney transplantation.

         According to the USRDS, the total estimated direct medical payments for ESRD exceeded $13.06 billion during 1995. Of the total direct medical payments for ESRD, approximately $9.74 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare funding for patients who are diagnosed with ESRD regardless of their age or financial circumstances if eligible for Social Security.

         Based on Medicare ESRD enrollment data published by HCFA, the number of ESRD patients in the United States requiring dialysis treatments has grown from approximately 66,000 at the end of 1982 to approximately 200,000 at the end of 1995. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients for all age groups was approximately 253 patients per million in 1995 as compared to 111 patients per million in 1984. Furthermore, USRDS data indicates that the incidence rate in patients ages 65 to 74 increased 130% from 1984 to 1993, and in patients ages 75 and older the incidence rate increased 189% over the same period.

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

         - Hemodialysis is the most common form of ESRD treatment and is generally performed either in a freestanding or hospital based center. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient's blood and a device to control external blood flow and to monitor certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the blood cross the membrane into the dialysis fluid. Hemodialysis treatment usually requires approximately four hours and is administered three times per week for the life of the patient pursuant to a nephrologist's plan of care.

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

  Ancillary Services

         The Company provides a variety of ancillary services necessary for the treatment of ESRD patients, the most significant of which is the administration of erythropoietin ("EPO"). EPO is the bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication experienced by almost all ESRD patients. Other ancillary services offered by the Company, depending on medical appropriateness, includes tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient's nerves, Doppler flow testing for the effectiveness of the patient's vascular access for dialysis, and blood transfusions.

  Nephrology Practice

         Caring for ESRD patients is the primary clinical activity of nephrologists. Other clinical activities of a nephrologist include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment, and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist typically assumes the role of primary care physician for the ESRD patient. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. Nephrology groups typically provide services in relatively large geographic areas, and frequently a large geographic area is served by a single nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the clinical outcome of kidney transplant patients.

ACQUISITION AND DEVELOPMENT ACTIVITIES

         In January 1997, the Company exercised an option to acquire the assets of a laboratory from Kidney Care, Inc.

         In March 1997, the Company acquired substantially all of the assets of seven federated dialysis facilities in Central Indiana: Eastern Indiana Kidney Center, Richmond Indiana; Southeastern Indiana Kidney Center, Greensburg, Indiana; Saint Joseph Dialysis Center, Kokomo, Indiana; and Indiana Kidney Center, Indiana Kidney Center South, St. Vincent Dialysis Center and St. Vincent Dialysis Center West, all in Indianapolis, Indiana. The facilities provide treatment to approximately 600 patients as well as acute, inpatient dialysis treatment services to four local hospitals. The consideration for the purchase transaction, excluding working capital acquired, consisted of cash and 324,813 shares of restricted common stock.

         In April 1997, the Company entered into an agreement with owners of dialysis operations in Toms River, New Jersey to jointly provide dialysis services to patients with ESRD. The Company acquired 51% of the assets of the current operations and provides management services to another dialysis facility. The joint venture is constructing a state-of-the-art dialysis center to serve the existing 260 patients. In addition, the Company entered into an agreement with Southern Ocean County Hospital of Manahawkin, New Jersey, to jointly develop a new dialysis facility. The Company will retain 51% ownership and provide management services to the joint venture which will serve approximately 40 patients. Acute, in-patient dialysis services will be provided to Community Medical Center and Southern Ocean County Hospital by the Company.

         In June 1997, the Company acquired six outpatient dialysis facilities known as Bay Area Dialysis Services of Corpus Christi, Texas ("Bay Area Dialysis"), and entered into a 10-year agreement to manage the practice of the five associated nephrologists with these facilities. Bay Area Dialysis provides treatment to approximately 330 patients as well as acute, inpatient dialysis services to two local hospitals. This transaction was treated as a tax-free exchange of stock. The Company issued 809,290 shares of restricted common stock.

         In October 1997, the Company acquired substantially all of the assets of Dialysis Services of Florida, Inc. and Dialysis Medical, Inc. and the In-Patient Agreement from DCA Medical Services, Inc. in exchange for cash and 13,873 shares of restricted common stock and the assumption of certain specified liabilities. The facility serves approximately 90 patients.

         In December 1997, the Company acquired the dialysis, hyperbaric and wound care business of STAT Healthcare, Inc. ("STAT"), a division of Laidlaw Inc. for a combination of cash and 2,135,730 shares of the Company's restricted common stock. STAT operates 11 dialysis facilities located in eastern Texas which serves approximately 850 patients and provides acute dialysis services to four hospitals. In addition to providing acute dialysis services, STAT also provides wound care services to ten hospitals.

         In January 1998, the Company acquired in a series of merger transactions nine dialysis facilities located in Arkansas, Oklahoma and Missouri. The facilities provide treatment to approximately 625 patients, as well as acute, in-patient dialysis treatment services to six area hospitals. The transaction was a tax-free exchange of stock and will be treated as a pooling-of-interests method of accounting. The Company issued approximately 1,298,000 shares of restricted common stock.

         In February 1998, the Company entered into a joint venture with Oregon Health Sciences University, Legacy Health System, and Comprehensive Kidney Center to operate six dialysis facilities and a home dialysis program serving approximately 700 patients.

         In February 1998, the Company formed a joint venture with St. Luke's Hospital to provide services to approximately 100 patients.

OPERATIONS

  Location, Capacity and Use of Facilities

         The Company operates 121 outpatient dialysis centers in 15 states with 123 affiliated nephrologists and 2,011 certified dialysis stations. The Company leases 102 centers and owns 19 centers. The Company also provides inpatient dialysis services to 70 acute care hospitals. Approximately 1,032,000 hemodialysis treatments were provided at the Company's facilities during the year ended December 31, 1997.

         The Company estimates that on average its centers were operating at approximately 65% of capacity as of December 31, 1997, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. The Company believes it may increase the number of dialysis treatments at the majority of its centers without making additional capital expenditures.

  Operation of Facilities

         The Company's dialysis centers provide outpatient hemodialysis and related services to ESRD patients in a convenient setting. A majority of the Company's centers utilize volumetric dialysis equipment that accommodates high flux and high efficiency dialysis treatments. In addition to dialysis stations, the Company's centers generally contain a nurses' station, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices, and a staff lounge. Many of the Company's centers also have a designated area for training patients in home dialysis and also offer certain amenities for the patients.

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

  Home Dialysis

         All of the Company's centers offer various forms of peritoneal dialysis, primarily CAPD or CCPD, and home hemodialysis. As of December 31, 1997, approximately 11% of the patients treated by the Company received home dialysis. The Company's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. The Company intends to expand its home dialysis program, which the Company believes is important to the development of a fully integrated nephrology services company.

  Hospital and Skilled Nursing Facility Care

         Certain of the Company's centers provide in-patient dialysis services through contracts with 70 hospitals located within their respective service areas. Under these contracts, the Company's centers typically provide equipment, supplies and personnel required to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. Such inpatient dialysis services are required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who require hospitalization for other reasons. The terms of these contracts are individually negotiated and vary by contract. Most of the Company's hospital contracts specify predetermined fees per dialysis treatment, although the Company believes that such fees may be subject to negotiation in the future as the provision of health care services becomes increasingly influenced by managed care and subject to capitated arrangements.

         The Company also provides staff-assisted dialysis services to skilled nursing facilities in the Phoenix, Arizona metropolitan area. A central office dispatches equipment, supplies and personnel required to perform dialysis treatments in connection with the extended care services of skilled nursing facilities.

  University Division

         The Company currently manages the dialysis programs at Vanderbilt University Medical Center, and is the managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), and St. Louis University Hospital. The Company also provides home dialysis services for a group of patients at the University of Arkansas. In 1997 the Company developed a dialysis center for the University of Louisville. The Company expects these affiliations will expand the Company's patient base and provide opportunities for the development of new centers. Furthermore, the Company expects these affiliations will provide access to outcomes research and highly trained nephrologists to act as the Company's Medical Directors.

  Relationships with Nephrologists

         A key factor in the success of a dialysis center is its relationship with local nephrologists. An ESRD patient generally seeks treatment at a center where the patient's nephrologist has practice privileges. Consequently, the Company relies on its ability to attract and to meet the needs of referring nephrologists in order to receive and gain new patients.

 Medical Directors

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

         The Company typically enters into Medical Director agreements with nephrologists at each of its centers containing terms of seven years with three-year renewal options. The Company's

Medical Director agreements typically provide for its Medical Directors to be paid fair market value fees for their supervisory services and include non-competition clauses with specific limitations on their ability to compete with the Company for certain periods of time and in certain geographic areas.

  Nephrology Practice Management

         The Company currently provides certain practice management services to the practices of 45 of the Company's 123 affiliated nephrologists. Under these arrangements, in exchange for a fair market value management fee, the Company typically provides certain equipment, supplies and administrative services, including billing, collection, accounting, human resources and information systems. Each physician retains exclusive control of the provision of medical services to his or her patients.

QUALITY ASSURANCE

         In order to optimize therapy and improve outcomes, the Company establishes and maintains quality criteria for its clinical operations, monitors patient outcomes in all of its centers, utilizes a Medical Advisory Board to develop a protocol-driven clinical management model and involves its patients in their own care.

 Medical Advisory Board

         The Company's Medical Advisory Board meets quarterly to monitor the development and implementation of clinical protocols and to review patient outcomes. The Medical Advisory Board is chaired by the Company's Chief Medical Officer, and is composed of affiliated nephrologists and other allied health professionals. In addition, the Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures, identifying therapy deficiencies, and evaluating technological changes. The Medical Advisory Board's principal task is the development of a protocol-driven clinical management model that will enable the Company to manage effectively the financial risk associated with ESRD capitation.

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

CORPORATE COMPLIANCE PROGRAM

         The Company is developing and implementing a system-wide corporate compliance program as part of its commitment to comply fully with all applicable laws and regulations and to maintain high standards of conduct by employees throughout the organization. A purpose of the program is to heighten the awareness of employees and affiliated professionals of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to ensure that steps are taken to resolve instances of non-compliance promptly as they are identified.

         The program has been authorized and mandated by the Company's Board of Directors and will combine existing Company policies and practices with new procedures designed to address areas of particular sensitivity. As part of the program, the Company will publish a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. The program will be administered by a Compliance Officer and Compliance Committee consisting of officers and senior managers of the Company. The Compliance Committee and Compliance Officer report to the Board of Directors.

         There can be no assurance that the Company's practices will not be challenged by governmental authorities, or that the Company will not be subject to sanctions under such laws or be required to alter or discontinue certain of its practices.

REIMBURSEMENT

  Sources of Net Patient Revenue

         The following table sets forth information regarding the percentages of Company net patient revenues:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995      1996     1997
                                                              ----      ----     ----
         Medicare                                               64%       68%      63%
         Medicaid                                                7         6        7
         Private and other payors                               24        21       25
         Hospital inpatient dialysis services                    5         5        5
                                                               ---       ---      ---
                  Total                                        100%      100%     100%
                                                               ===       ===      ===

         The Social Security Act provides for Medicare coverage for certain individuals who are medically determined to have ESRD. Once an individual is medically determined to have ESRD, the Social Security Act specifies that one of two conditions must be met before entitlement begins: (i) a regular course of dialysis must begin, or (ii) a kidney transplant must be performed. The Social Security Act provides that entitlement begins the third month after the month in which a regular course of renal dialysis is initiated. ESRD is currently defined in federal regulations as that stage of kidney impairment that appears irreversible and permanent and requires a regular course of dialysis or kidney transplantation to maintain life. Medicare coverage is secondary for some patients who have qualifying employer group health insurance. The Balanced Budget Act of 1997 extended the period during which Medicare is secondary to patient's qualified employer group health plan from 18 months to 30 months effective for items and services provided on or after August 5, 1997.

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

 Medicare Reimbursement Rates

         The Medicare composite rate for outpatient dialysis services currently averages $126 per treatment in freestanding facilities and may vary depending on regional wage differences. Medicare reimbursement rates are adjusted periodically based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. In the past, adjustments in the composite rate have had little relationship to the cost of conducting business.

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

         From June 1989 through December 1990, the Medicare ESRD program added $40 per administration of EPO to the dialysis center's allowable composite rate for dosages of up to 9,999 units per administration. For higher dosages, an additional $30 per treatment was allowed. Effective January 1991, the Medicare allowable prescribed rate for EPO was changed to $11 per 1,000 units, rounded to the nearest 100 units. Subsequently, legislation was enacted to reduce the Medicare prescribed rate for EPO by $1 to $10 per 1,000 units for administration of EPO in 1994. For subsequent periods, the Secretary of the Department of Health and Human Services ("Secretary of HHS") is authorized to determine an appropriate rate, which currently is $10 per 1,000 units administered. The Department of Health and Human Services Office of Inspector General ("OIG"), published in November 1997 its review of EPOGEN reimbursement. The objective of the review was to determine if Medicare's reimbursement for the drug EPOGEN should be reduced to reflect current market prices. The OIG found that the current EPO reimbursement rate of $10 per 1,000 units administered, exceeds the current cost of purchasing EPO by approximately $1. Section 1881 (b) (11) (B) of the Social Security Act provides that the Secretary of HHS can set an appropriate reimbursement level for EPO beginning January 1, 1995. Accordingly, a memorandum recommended that the Secretary consider reducing Medicare reimbursement to $9.00 per 1,000 units administered resulting in savings to Medicare of approximately $94,000,000 and to it's beneficiaries of approximately $24,000,000 per year beginning in 1998. HCFA concurred with the OIG finding and recommendation, and incorporated the same in the President's Fiscal Year 1999 Budget.

         HCFA has also restored the medical justification exception so that the patient's attending physician, or dialysis facility, can submit documentation establishing the medical justification for the higher hematocrit. Payment will be based on the actual dosage billed. Program Memorandum (PM) AB 97-2 dated February 1997 and AB 97-8 dated May 1997, instructed that no payment be made for EPO during a month when the 90 day average hematocrit exceeded 36.5%, and described how the three month rolling average hematocrit was to be determined. PM AB-98-10 expressly changed the policy contained in AB 97-2 and AB 97-8, and permitted payment for EPO therapy in a month when the average hematocrit exceeds 36.5%. Effective on claims for monthly billing periods beginning on or after March 10, 1998, payment is permitted when the three month rolling average exceeds 36.5%. Payment is based on the lower of the actual dosage billed for the current month, or 80% of the prior month's allowable EPO dosage. The Fiscal Intermediaries (FIs) and Carriers, are to fully reimburse the dialysis facility for hematocrits above 36.5% if the dialysis facility has reduced the number of units of EPO by 20% from the previous month. However, if the patient's hematocrit is close to 36%, and the dialysis facility does not reduce the patient's EPO dosage by 20%, then the FI or Carrier is to reduce the payment by 20% so that the facility will receive 80% of the cost of the number of EPO units administered the preceding month. In other words, the FI or Carrier will reimburse the dialysis facility as if it had reduced the number of EPO units administered to the patient by 20%.

  Medicaid Reimbursement

         Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any coinsurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

  Private Reimbursement/Acute Care Contracts

         The Company receives reimbursement from private payors for ESRD treatments prior to Medicare becoming a patient's primary payor at rates significantly higher than the per treatment rate set by Medicare. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse the Company for 20% of the Medicare per treatment rate. The Company has negotiated managed care contracts with certain payors at rates that are higher than the Medicare rate. The Company also receives payments from hospitals under 70 acute care contracts at rates significantly higher than the Medicare composite rate.

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

  Fraud and Abuse

         The Company's operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "Anti-Kickback Statute") and similar state laws that impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient for treatment, or, among other things, the ordering, purchasing, or leasing, of items or services that may be paid for in whole or in part by Medicare, Medicaid or similar state programs.

         Violations of the federal Anti-Kickback Statute are punishable by criminal penalties including, but not limited to, imprisonment, civil penalties, fines and exclusion of the provider from future participation in the Medicare or Medicaid programs. Civil suspension from participation in Medicare or Medicaid for Anti-Kickback violations also can be imposed through an administrative process, without the imposition of civil monetary penalties. Some state statutes also include civil and criminal penalties. While the federal Anti-Kickback Statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has been construed broadly and has not been limited to such obviously wrongful transactions. Court decisions state that, under certain circumstances, the statute is also violated when one purpose (as opposed to the "primary" or a "material" purpose) of a payment is to induce referrals. Congress has frequently considered federal legislation that would expand the federal Anti-Kickback Statute to include the same broad prohibitions regardless of payer source. In fact, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") expanded the Anti-Kickback Statute to certain other "Federal Health Care Programs," such as CHAMPUS.

         In July 1991 and in November 1992, the Secretary of HHS published regulations that create exceptions, or "safe harbors", for certain business transactions. Transactions that satisfy the criteria under applicable safe harbors will be deemed not to violate the federal Anti-Kickback Statute. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, although such transactions may be subject to scrutiny by enforcement agencies. The Company seeks to structure its various business arrangements to satisfy as many safe harbor elements as possible under the circumstances, although not all of the Company's arrangements satisfy all of the elements of a safe harbor. Although the Company has never been challenged under any Anti-Kickback Statute and the Company believes it has a reasonable basis for concluding that it complies in all material respects with the federal Anti-Kickback Statute and all other applicable related laws and regulations, there can be no assurance that the OIG within HHS or other governmental agency will not take a contrary position or that the Company will not be required to change its practices in a manner which will cause, or will not otherwise experience, a material adverse effect as a result of any such challenge or any sanction which might be imposed.

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

         The Company believes that the current arrangements of the Company with nephrologist owners, Medical Directors, laboratories, IDPN suppliers, hospitals, and other persons or entities who either refer patients to the Company's dialysis centers or from whom the Company purchases items or services generally are in material compliance with the federal Anti-Kickback Statute. Specifically, the Company believes that such arrangements now generally provide, and will provide, for reasonable compensation to or by the Company for the items and services it buys from or furnishes to such persons or entities. Moreover, the Company intends that IDPN therapy will be furnished in accordance with specified utilization protocols consistent with Medicare coverage guidelines, and only to patients for whom it is deemed medically necessary, as demonstrated by physician-authorized Certificates of Medical Necessity. However, there can be no assurance that the Company's arrangements will not be challenged or subject to sanctions for any of the past arrangements of acquired companies. Any such challenge or change, including any related sanctions which might be assessed, could have a material adverse effect on the Company's operations, net revenue and earnings.

  The Stark Law

         Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the "Stark Law". As originally enacted, the Stark Law ("Stark I") restricted physician investments in, and referrals to, clinical laboratory services provided after January 1, 1992 to Medicare patients. Effective January 1, 1995, the Stark Law was expanded to include, among other restricted services: physical/occupational therapy, radiology services and supplies, including magnetic resonanace imaging, computerized axial tomography scans, radiation therapy and ultrasound scans; durable medical equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services and supplies; and outpatient prescription drugs ("Stark II").

          The Stark Law prohibits physician referrals for certain designated health services to entities with which a physician or an immediate family member has a "financial relationship." The entity is prohibited from claiming payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral and is liable for the refund of amounts received pursuant to prohibited claims. The entity also can incur civil penalties and can be excluded from participation in the Medicare or Medicaid programs. A "financial relationship" under the Stark Law is defined as an ownership or investment interest in, or a compensation arrangement between, the physician (or an immediate family member) and the entity. The Company has entered into compensation agreements with its Medical Directors or their respective professional practices. The Medical Directors or their professional practices also will own shares, and options to purchase shares, of common stock. Accordingly, the Medical Directors will have a "financial relationship" with the Company for purposes of the Stark Law.

         Dialysis is not a designated health service under the Stark Law. However, the definition of "designated health services" includes items and services that are components of dialysis or that may be provided to a patient in connection with dialysis, if such items and services are considered separately rather than collectively as dialysis. Under the final Stark I rules published in August 1995, HCFA provided an exception from Stark I for clinical laboratory services reimbursed under the Medicare "composite rate" for dialysis. In the proposed Stark II rules, the Department of Health and Human Services ("DHHS") proposes to extend the ESRD facility exception to all designated health services. Accordingly, if the rules are adopted as proposed, all designated health services furnished in an ESRD facility that are included in the ESRD composite payment rate will be excepted from the referral prohibition. Further, the proposed Stark II rules exclude from the definition of "inpatient hospital services" (a designated health service under the Stark Law) dialysis furnished by a hospital that is not certified to provide ESRD services. In the preamble to the proposed rules, DHHS states that it does not believe there would be a risk of program or patient abuse where dialysis is furnished by a hospital not certified to provide ESRD services because dialysis would be provided only under emergency circumstances when there is no other appropriate treatment. The proposed rules also exclude from the definition of "outpatient prescription drugs" (another designated health service) EPO and other drugs furnished as part of a dialysis treatment for an individual who dialyzes at home or in a facility. In the preamble to the proposed rules, DHHS states that it would be inappropriate to include as outpatient prescription drugs for purposes of the Stark Law referral prohibition EPO and other drugs furnished under these circumstances, even though these drugs are not included in the ESRD composite payment rate but are billed separately, because the opportunity for program abuse is extremely unlikely.

         Until such rules are final, however, designated health services, other than clinical laboratory services, provided in an ESRD facility are subject to the Stark Law prohibitions. Accordingly, all clinical laboratory services billed outside the ESRD composite payment rate and all other designated health services, regardless of how billed, that are furnished in an ESRD facility fall within the referral prohibition. Should any of the services to be provided at the ESRD facilities be construed to be proscribed by the Stark Law, the Company would need to take steps necessary to cause the operation of the ESRD facilities to comply with the law. Even if the final Stark II rules contain these exceptions, the Company's provision of, or arrangement and assumption of financial responsibility for, services and items including, but not limited to, outpatient prescription drugs, including EPO, enteral and parenteral nutrients, such as IDPN, clinical laboratory services, center dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients, that are reimbursed separate from the Medicare composite rate may be construed as "designated health services" within the meaning of the Stark Law.

         The Stark Law contains exceptions for ownership interests or compensation arrangements that meet certain specific criteria set forth in the statute. With respect to ownership interests, certain qualifying in-office physician or ancillary services provided by or under the supervision of physicians in a single group practice are exempt from both ownership and compensation arrangement restrictions. With respect to compensation arrangements, exceptions are available for certain qualifying arrangements in the following areas: (i) bona fide employment relationships; (ii) personal services contracts; (iii) space and equipment leasing arrangements; (iv) certain group practice arrangements with a hospital that were in existence prior to December 1989; and (v) purchases by physicians of laboratory services, or of other items and services at fair market value. In order to be exempt from the Stark Law self-referral prohibition, it is necessary to meet all of the criteria of a particular exception for each financial relationship existing between an entity and a referring physician. The Company believes that several of its financial relationships with referring physicians will meet the criteria for an exception. For example, the Company believes, based on the language of the Stark Law, that its agreements with Medical Directors or their professional practices materially satisfy the exception for compensation pursuant to a personal services contract. Similarly, the Company believes, based in part on the legislative history of the Stark Law, that it has a reasonable basis for concluding that its contractual relationships with hospitals for acute inpatient dialysis services should be deemed to satisfy the criteria for the exceptions for personal services or leased equipment arrangements. In the case of certain other financial arrangements, however, there may be no exception available.

         The Stark Law also includes an exception for a physician's ownership or investment interest in securities listed on an exchange or quoted on the Nasdaq Stock Market which, in either case, meet certain criteria. Such criteria include a requirement that the issuer of such securities have at least $75.0 million in stockholders' equity at the end of the issuer's most recent fiscal year or on average during the previous three fiscal years. Upon closing of the secondary offering on November 22, 1996, the Company exceeded and continues to exceed stockholders' equity of $75.0 million.

         Because physicians under contract with the Company may refer patients to hospitals with which the Company has an acute inpatient dialysis service arrangement, the Stark Law may be interpreted by HHS to apply to the Company's acute dialysis arrangements with hospitals. However, the Stark Law contains exceptions for certain equipment rental and personal services arrangements, and the Company believes it has a reasonable basis for concluding that its contractual arrangements with such physicians and such hospitals for acute inpatient dialysis services are in material compliance with the requirements of such exceptions to the Stark Law.

         Consequently, if it were to apply, the Stark Law may require the Company to restructure certain existing compensation agreements with its Medical Directors or, in the alternative, to refuse to accept referrals for designated health services from such physicians. Moreover, since the Stark Law prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on entities which present or cause to be presented claims for reimbursement in such cases, the Company could be required to repay amounts reimbursed for items and services that HCFA determines to have been furnished in violation of the Stark Law, and could be subject to substantial civil monetary penalties, either or both of which could have a material adverse effect on the Company's operations, net revenue or earnings. The Company believes that if the Stark Law is interpreted to apply to the Company's operations, the Company will be able on a prospective basis to bring its financial relationships with referring physicians into material compliance with the provisions of the Stark Law, including relevant exceptions, although prospective compliance would not affect amounts or penalties determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if possible, will not have a material adverse effect on the Company's operations, net revenue or earnings. If the Stark Law is interpreted by HHS to apply to the Company and the Company is determined to be liable for past violations of the Stark Law by itself or one or more of the entities it has acquired, the application of the Stark Law could have a material adverse effect on the Company.

The Health Insurance Portability and Accountability Act of 1996

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, provides for insurance portability for individuals who lose or change jobs, limits exclusions for preexisting conditions, and establishes a pilot program for medical savings accounts. In addition, HIPAA also greatly expands federal efforts at combating health care fraud and abuse by making numerous amendments to the Social Security Act and the federal criminal code. Among other things, HIPAA creates a new "Health Care Fraud and Abuse Control Account," which provides for the issuance of "advisory opinions" by the OIG regarding the application of the Anti-Kickback Statute, extends certain criminal penalties for Medicare and Medicaid fraud to other federal health care programs, expands the exclusion authority of the OIG, extends Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increases the amounts of civil monetary penalties, and establishes a criminal health care fraud statute.

The False Claims Act

         The federal False Claims Act ("FCA") is an additional means of policing false bills or requests for payment in the health care delivery system. In part, the FCA imposes a civil penalty on any person who (i) knowingly presents, or causes to be presented, to the federal government a false or fraudulent claim for payment or approval; (ii) knowingly makes, uses, or causes to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; (iii) conspires to defraud the federal government by getting a false or fraudulent claim allowed or paid; or (iv) knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid, or decrease an obligation to pay or transmit money or property to the federal government. The penalty for a violation of the FCA ranges from $5,000 to $10,000 for each fraudulent claim plus three times the amount of damages caused by each such claim. The FCA has been used widely by the federal government to prosecute Medicare fraud in areas such as coding errors, billing for services not rendered, submitting false cost reports, billing services at a higher reimbursement rate than is appropriate, billing services under a comprehensive code as well as under one or more component codes, and billing for care which is not medically necessary. Although subject to some dispute, at least two federal district courts have also determined that alleged violations of the federal Anti-Kickback Statute or the Stark Law are sufficient to state a claim for relief under the FCA. In addition to the civil provisions of the FCA, the federal government can avail itself of several criminal statues to prosecute the submission of false or fraudulent claims for payment to the federal government.

Health Care Legislation

         Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers for a number of reasons, including deficit reduction. Legislation or regulations may be enacted in the future that may significantly modify the Medicare ESRD program or substantially reduce the amount paid for the Company's services. The President has included in his budget for 1999 a proposal to decrease Medicare reimbursement for EPO from $10.00 to $9.00 per 1,000 units administered. The conference report to the reconciliation bill called for HHS to report to Congress not later than December 31, 1999 with recommendations on expanding the definition of individuals eligible to enroll in the bill's proposed MedicarePlus managed care plans to include ESRD patients, and the President's response would have immediately made such persons eligible for participation in such plans.

         From time to time, the Company pays Medicare supplemental insurance premiums for patients with financial need. The provisions of HIPAA may limit the Company's ability to pay for policy premiums for patients even with proven financial hardship. However, the Company believes that the bill did not intend to limit the Company's ability to pay premiums for insurance coverage to third-party or governmental payors. Furthermore, the Company believes that the bill may be amended to include provisions for the payment of premiums on behalf of ESRD patients or allow the Company to make grants to a foundation that may provide for such premium payments on behalf of ESRD patients.

         Furthermore, state and federal statutes or regulations may be enacted which impose additional requirements on the Company to continue to provide services, to provide new services, or to maintain eligibility to participate in the federal and state payment programs. Such new legislation or regulations, or any new interpretations of existing statues and regulations, may have a material adverse effect on the Company's operations, revenue or earnings.

         NMC (National Medical Care), v. Shalala on secondary payor claims, the Court has issued an order that permanently enjoins HCFA from enforcing or applying the April 24, 1995 rule on Medicare Primary Payor status for certain ESRD secondary payor claims. Specifically, HCFA is permanently enjoined from applying the OBRA 1993 rule on any transaction among and between providers, employer group health plans, and third parties that occurred between August 10, 1993 and April 24, 1995 for duly entitled beneficiaries whose group health plans coverage is secondary to Medicare for reasons unrelated to ESRD. On April 24, 1995, HCFA issued a memorandum to all HCFA regional administrators "clarifying" HCFA's construction of OBRA 1993 concerning the Medicare ESRD secondary payor provision. The memorandum required that Medicare was once again to be the primary payor for duly entitled beneficiaries whose group health plans coverage is secondary to Medicare for reasons unrelated to ESRD. The changes were to be effective from August 10, 1993 through April 24, 1995 when National Medical Care filed suit in federal court. The court granted NMC a preliminary injunction soon after the filing. The permanent enjoinment of HCFA from enforcing or applying the April 1995 rule retroactively means that NMC's motion for partial summary judgement on claims for relief from retroactive application of the April 1995 rule has been granted to all dialysis facilities. There has been no court action to date that the Company is aware of on the issue of which payor is to be primary and secondary on claims covered under OBRA 1993 after December 24, 1995. There can be no assurance that such a court action may be filed, or if filed, will prevail in favor of dialysis providers. Legislative or regulatory action may be enacted in the future that may significantly modify this ruling or otherwise effect the amount paid for the company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business.

COMPETITION

         The dialysis industry is fragmented and highly competitive. Competition for qualified physicians to act as Medical Directors is also significant. According to HCFA, there were in excess of 2,800 dialysis centers in the United States at the end of 1995. The Company believes that approximately 50% were owned by multi-center dialysis companies, 25% were owned by independent physicians and other companies and 25% were hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care ("Fresenius"). Other larger competitors of the Company include Total Renal Care Holdings, Inc., which recently acquired Renal Treatment Centers, Inc., and a privately-held company, Gambro Healthcare, Inc. ("Gambro"), which recently acquired VIVRA Incorporated. In addition, Fresenius and Gambro are both vertically integrated providers of dialysis services. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. The Company believes that competition for acquisitions has increased the cost of acquiring dialysis centers and will likely increase the cost of acquiring nephrology practices. The Company may also experience competition from centers established by former Medical Directors or other referring physicians. There can be no assurance that the Company will be able to compete effectively with any such competitors.

INSURANCE

         The Company maintains a general liability insurance policy for all of its operations. To date no payments have been made under the Company's general liability insurance policies because of any action brought as a result of the operations of any of its facilities. The Company also maintains insurance in amounts it deems adequate to cover professional liability, property and casualty risks, workers' compensation and directors and officers liability. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

EMPLOYEES

         At December 31, 1997 the Company employed 2,639 full-time employees and 265 part-time employees. Of such full-time employees 45 were employed at the Company's headquarters and 2,594 were employed at the Company's facilities. In the opinion of management, employee relations are considered good.

RISK FACTORS

         In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This annual report, press releases and other public statements by the company contain "forward-looking statements," within the meaning of various provisions of the federal securities laws, that address activities, events or developments that will or may occur in the future. These statements are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments, and other factors believed appropriate in the circumstances. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions; opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors as may be discussed from time to time in the Company's SEC reports and other filings, many of which are beyond the control of the company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the company undertakes no obligation to revise to reflect events after the date made.

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

         Dependence On Government Reimbursement. The Company estimates that approximately 64%, 68%, and 63% of the Company's net revenue for the years ended December 31, 1995 and 1996, and 1997 consisted of reimbursements from Medicare under the ESRD program, including revenue for the reimbursement of the administration of a bio-engineered hormone, EPO, to treat anemia. Since 1983, Congressional actions have resulted in occasional changes in the Medicare composite reimbursement rate, and the Company is not able to predict whether future rate changes will be made. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or otherwise affect the amount paid for the Company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may have a material adverse effect on the Company's earnings in the future. The Company is also unable to predict whether certain ancillary services, for which the Company currently is reimbursed separately, may in the future be included in the Medicare composite rate.

         Revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately 17%, 19%, and 21% of the net revenue of the Company for the years ended December 31, 1995, 1996, and 1997, respectively. EPO reimbursement significantly affects the Company's earnings. The President has included in his 1999 budget a proposal to decrease Medicare reimbursement for EPO by $1 (see Medicare Reimbursement Rates). Any reduction in reimbursement rates for EPO could have a material adverse effect on the Company's results of operations, financial condition or business. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could have a material adverse effect on the Company's results of operations, financial condition or business.

         The Company estimates that approximately 7%, 6%, and 7% of the Company's net revenue for the years ended December 31, 1995 and 1996, and 1997, respectively, were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

         Dependence On Other Sources Of Reimbursement. The Company estimates that approximately 29%, 26%, and 30% of its net revenue for the years ended December 31, 1995 and 1996, and 1997, respectively, were derived from sources other than Medicare and Medicaid. Substantially all of this revenue comes from private insurance for chronic dialysis treatments and payments from hospitals with which the Company has contracts for the provision of acute dialysis services. In general, private insurance reimbursement and payments for treatments performed at hospitals are at rates significantly higher than Medicare and Medicaid rates. The Company believes that if Medicare reimbursement for dialysis treatment is reduced in the future, these private payors may be required to assume a greater percentage of the costs of dialysis care and, as a result, may focus on reducing dialysis payments as their overall costs increase. In addition, the Company believes that health maintenance organizations ("HMOs") and other managed care providers may have a strong incentive to reduce further the costs of specialty care and may seek to reduce amounts paid for dialysis. The Company is unable to predict whether and to what extent changes in these private reimbursement rates may be made in the future. Any reduction in the rates paid by private insurers and hospitals or a significant change in the Company's payor mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on the Company's results of operations, financial condition and business. Similarly, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in private reimbursement rates, could have a material adverse effect on the Company's results of operations, financial condition or business.

         Risks Associated With Growth Strategy. The Company's strategy includes expanding its dialysis business through the acquisition and development of dialysis centers and the management of nephrology practices. Competition for acquisitions in the dialysis industry has increased significantly in recent years and, as a result, the cost of acquiring dialysis centers has increased. There can be no assurance that the Company will be able to identify, acquire or profitably integrate acquired dialysis centers and nephrology practices. Acquisitions involve a number of risks related to integration, including adverse short-term effects on the Company's reported operating results, diversion of management's attention, dependence on retention, hiring and training of key personnel, including Medical Directors for each dialysis center, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. In addition, there can be no assurance that acquired or managed dialysis centers will achieve net revenue and earnings that justify the Company's investment therein or expenses related thereto. In order to implement its growth strategy, the Company may require substantial capital resources and need to incur, from time to time, short- and long-term bank indebtedness. The Company also may need to issue in public or private transactions, equity or debt securities, the terms of which will depend on market and other conditions. There can be no assurance that any such additional financing will be available on terms acceptable to the Company, if at all. To the extent that the Company is unable to acquire dialysis centers or acquire or manage nephrology practices, to integrate such centers and practices successfully, or to obtain financing on terms acceptable to the Company, its ability to expand its business could be reduced significantly.

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

         Dependence On Physician Referrals. The Company's dialysis centers depend upon local nephrologists for referrals of ESRD patients for treatment and one or a few physicians typically account for all or a significant portion of the patient referral base at a center. The loss of one or more referring physicians at a particular center could have a material adverse effect on the operations of such center, and the loss of a significant number of referring physicians could have a material adverse effect on the Company's results of operations, financial conditions and business. In many instances stockholders of the Company are the primary referral sources for the dialysis centers operated by the Company. If such ownership is deemed to violate applicable federal or state law, such as the illegal remuneration provisions of the Social Security Act and similar state laws which prohibit the payment of remuneration to induce referrals, such physician owners may be forced to dispose of their stock in the Company.

         Operations Subject To Extensive Government Regulation. The Company is subject to extensive federal, state and local regulation regarding, among other things, fraud and abuse, patient referral, false claims, health and safety, environmental compliance and toxic waste disposal. Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. First, the illegal remuneration provisions of the Anti-Kickback Statute make it illegal for any person to, among other things, solicit, offer, receive or pay any remuneration in exchange for referring, or to induce the referral of, a patient for treatment which may be paid for by Medicare, Medicaid or a similar state program. Second, the Stark Law prohibits physician referrals for "designated health services" (including some of the specific services offered by the Company) to entities with which a physician or an immediate family member has a "financial relationship." These laws contain certain statutory exemptions, and federal agencies have promulgated regulations clarifying certain of these provisions and exceptions and creating certain additional exceptions or "safe harbors" from such prohibitions. Many states have enacted similar provisions of law, which may not have identical prohibitions or exceptions, but which may apply regardless of whether Medicare or Medicaid funds are involved. However, due to the breadth of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that some of the Company's practices might be challenged under these laws. Sanctions for violating these federal and state laws may include civil monetary fines, disqualification from participation in the Medicare or Medicaid programs, and criminal sanctions. There can be no assurance that the Company's practices will not be challenged by governmental authorities, or that the Company will not be subject to sanctions under such laws or be required to alter or discontinue certain of its practices. In addition, there can be no assurance that if the Company is required to alter its practices, that it will be able to do so successfully. The occurrence of any of these events could result in a material adverse effect on the Company's results of operations, financial condition or business.

         A number of proposals for health care reform have been made recently to provide greater governmental control of health care spending and to provide broader access to health care services. For example, HIPAA, among other things, provides for insurance portability for individuals who lose or change jobs, limits exclusions for pre-existing conditions, and establishes a pilot program for medical savings accounts. HIPAA also amends existing crimes and criminal penalties for Medicare fraud and enacts new federal health care fraud crimes. It is uncertain what additional health care reform legislation, if any, ultimately will be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. The Company cannot predict what effect future health care legislation or other changes in the administration or interpretation of governmental health care statutes, regulations, or programs may have on the Company's operations.

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

         Dependence On Key Personnel. The Company is dependent upon the services of certain key executive officers. The Company's growth will depend in part upon its ability to attract and retain skilled employees, for whom competition is intense. The Company believes that its future success will also depend on its ability to attract and retain qualified physicians to serve as Medical Directors of its dialysis centers. The Company does not carry key-man life insurance on any of its officers. The loss by the Company of any of its executive officers, or the inability to attract and retain qualified management personnel and Medical Directors, could have a material adverse effect on the Company's results of operations, financial condition or business.

ITEM 2.   PROPERTIES

PROPERTIES

         The Company operates dialysis centers in 15 states, of which 102 are located in leased facilities and 19 are owned. The following is a summary of the Company's outpatient dialysis centers by state.

         -----------------------------------------------------
                    OUTPATIENT FACILITIES BY STATE
         -----------------------------------------------------
         Alabama                                            3
         -----------------------------------------------------
         Arkansas                                           2
         -----------------------------------------------------
         Arizona                                           23
         -----------------------------------------------------
         Florida                                            5
         -----------------------------------------------------
         Indiana                                           14
         -----------------------------------------------------
         Kansas                                            11
         -----------------------------------------------------
         Kentucky                                           1
         -----------------------------------------------------
         Louisiana                                          1
         -----------------------------------------------------
         Missouri                                           1
         -----------------------------------------------------
         Mississippi                                       22
         -----------------------------------------------------
         New Jersey                                         2
         -----------------------------------------------------
         Ohio                                               6
         -----------------------------------------------------
         Oklahoma                                           1
         -----------------------------------------------------
         Pennsylvania                                       5
         -----------------------------------------------------
         Texas                                             24
         -----------------------------------------------------
         Total                                            121
         -----------------------------------------------------

         Certain of the premises are leased from physicians who practice at the center and who are stockholders of the Company. The Company's leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of the Company's centers range from approximately 400 to 17,000 square feet. The Company leases office space in Nashville, Tennessee for its corporate headquarters and university division under leases that expire in 2002 and 1999, respectively. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment which the Company believes will be covered by malpractice insurance. The Company is not currently a party to any material legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's common stock has been traded on the Nasdaq National Market System under the symbol "RCGI" since February 7, 1996. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System from February 7, 1996 through December 31, 1997.

         On June 13, 1997, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of common stock was issued for every two shares held by shareholders of record at the close of business on July 7, 1997. The additional shares were distributed on July 25, 1997. All financial and share data included in this report has been adjusted for the stock split.


           -------------------------------------------------------------------------------------------
                                          1996                                  HIGH            LOW
           -------------------------------------------------------------------------------------------
           First Quarter                                                        $18.83          $15.67
           -------------------------------------------------------------------------------------------
           Second Quarter                                                       $23.83          $19.50
           -------------------------------------------------------------------------------------------
           Third Quarter                                                        $25.33          $17.50
           -------------------------------------------------------------------------------------------
           Fourth Quarter                                                       $25.00          $20.42
           -------------------------------------------------------------------------------------------

           -------------------------------------------------------------------------------------------
                                          1997                                  HIGH            LOW
           -------------------------------------------------------------------------------------------
           First Quarter                                                        $24.50          $21.00
           -------------------------------------------------------------------------------------------
           Second Quarter                                                       $27.80          $19.83
           -------------------------------------------------------------------------------------------
           Third Quarter                                                        $36.25          $25.50
           -------------------------------------------------------------------------------------------
           Fourth Quarter                                                       $36.13          $26.13
           -------------------------------------------------------------------------------------------

HOLDERS

         As of March 19, 1998, the approximate number of registered stockholders was 3,579 including 229 stockholders of record and approximately 3,350 persons or entities holding common stock in nominee name.

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

SALES OF UNREGISTERED SECURITIES

         The Company issued the following securities during the 1997 calendar year in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (a) In January 1997, the Company issued 10,221 shares of common stock to Jess R. Lambujon, M.D. in a private placement pursuant to the exemption from registration set forth in
                  Section 4(2) of the Securities Act.

         (b) In March 1997, the Company issued 324,813 shares of common stock to the former owners of Indiana Dialysis Services, P.C. and related entities in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

         (c) In June 1997, the Company issued 809,290 shares of common stock to the former owners of Bay Area Nephrologists in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

         (d) In October 1997, the Company issued 13,873 shares of common stock to Dialysis Corporation of America in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

         (e) In December 1997, the Company issued 2,135,730 shares of common stock to Laidlaw Inc. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Historical Financial Data -- Renal Care Group, Inc. on page 30 represents the historical results of operations of the Company and includes the results of operations of certain businesses that were acquired during 1996 in pooling-of-interests transactions. This information does not include the results of operations for the Founding Companies for any periods prior to the date of the initial public offering.

         The Selected Combined and Pro Forma Financial Data -- Renal Care Group, Inc. and Founding Companies on page 31 represents the results of operations had the Founding Companies and the Company been combined for all periods presented without giving effect to the initial public offering for periods prior to February 1, 1996 except on a pro forma basis.

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

         The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-8.

         The Selected Historical Financial Data -- Renal Care Group, Inc. are derived from audited financial statements. The unaudited combined financial data has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the combined financial position and the combined results of operations for the periods presented. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Form 10-K.

          SELECTED HISTORICAL FINANCIAL DATA -- RENAL CARE GROUP, INC.
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,(1)
                                                                             --------------------------

                                                              1993       1994       1995       1996       1997
                                                              ----       ----       ----       ----       ----
INCOME STATEMENT DATA:
  Net revenue.........................................       $18,126    $41,627    $42,971   $129,518   $214,009
  Patient care costs..................................        13,034     25,003     26,908     90,122    145,922
  General and administrative expenses.................         3,649      8,721      8,701     13,364     21,806
  Provision for doubtful accounts.....................           584      1,418      2,355      2,446      4,824
  Depreciation and amortization.......................           601      1,484      1,580      4,541      9,016
  Merger expenses.....................................            --         --         --      1,960        300
                                                             -------    -------    -------   --------   --------
  Total operating costs and expenses..................        17,868     36,626     39,544    112,433    181,868
                                                             -------    -------    -------   --------   --------
  Income from operations..............................           258      5,001      3,427     17,085     32,141
  Interest income (expense), net......................          (128)      (363)      (452)       619        583
                                                             -------    -------    -------   --------   --------
  Income before minority interest and income taxes....           130      4,638      2,975     17,704     32,724
  Minority interest...................................            --         --         --         --        955
                                                             -------    -------    -------   --------   --------
  Income before income taxes..........................       $   130    $ 4,638    $ 2,975     17,704     31,769
                                                             =======    =======    =======
  Provision for income taxes..........................                                          6,958     11,791
                                                                                             --------   --------
  Net income..........................................                                       $ 10,746   $ 19,978
                                                                                             ========   ========
  Basic net income per share..........................                                       $   0.61   $   0.89
                                                                                             ========   ========
  Basic weighted average shares outstanding...........                                         17,654     22,450
                                                                                             ========   ========
  Diluted net income per share........................                                       $   0.56   $   0.84
                                                                                             ========   ========
  Diluted weighted average shares outstanding.........                                         19,109     23,730
                                                                                             ========   ========
                                                                                DECEMBER 31, (1)
                                                                                ----------------
                                                              1993       1994       1995       1996       1997
                                                              ----       ----       ----       ----       ----
BALANCE SHEET DATA:
  Working capital (deficit)...........................      $ 3,519     $ 3,171   $ (1,418)  $ 49,462   $ 24,469
  Total assets........................................       14,393      17,318     20,765    131,812    248,083
  Total debt..........................................        5,248       5,420      7,340         --     16,262
  Stockholders' equity................................        4,901       5,919      4,566     93,325    174,759

----------

(1) The financial information for the years ended December 31, 1993 1994 and 1995 does not include the Founding Companies. The financial information for the year ended December 31, 1996 includes the results of operations for the Founding Companies since February 1996 when they were acquired by the Company simultaneously with its initial public offering.
(2) Earnings per share amounts are not presented for the years ended December 31, 1993, 1994, and 1995 as the historical results of operations of the Company for these years consisted of non-taxed earnings from Main Line and RenalWest which were S corporations and therefore all taxes were payable personally by the stockholders of the respective entities. Additionally, the entities had different equity structure from the Company and earnings per share is not considered meaningful.

                SELECTED COMBINED AND PRO FORMA FINANCIAL DATA --
                  RENAL CARE GROUP, INC. AND FOUNDING COMPANIES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31, (1)
                                                                       ---------------------------
                                                              1993       1994       1995(2)    1996(3)    1997
                                                              ----       ----       -------    -------    ----
INCOME STATEMENT DATA:
  Net revenue.........................................      $80,442  $110,670     $115,329   $135,894  $214,009
  Patient care costs..................................       58,314    75,366       80,417     94,849   145,922
  General and administrative expenses.................        6,799    12,616       12,866     13,797    21,806
  Provision for doubtful accounts.....................        2,010     2,914        3,995      2,571     4,824
  Depreciation and amortization.......................        2,416     3,414        3,661      4,715     9,016
  Merger expenses.....................................           --        --           --      1,960       300
                                                            -------  --------     --------   --------  --------
  Total operating costs and expenses..................       69,539    94,310      100,939    117,892   181,868
                                                            -------  --------     --------   --------  --------
  Income from operations..............................       10,903    16,360       14,390     18,002    32,141
  Interest income (expense), net......................         (460)     (646)       1,013        525       583
                                                            -------  --------     --------   --------  --------

  Income before minority interest and income taxes....       10,443    15,714       13,377     18,527    32,724
  Minority interest...................................           --        --           --         --       955
                                                            -------  --------     --------   --------  --------
  Income before income taxes..........................      $10,443  $ 15,714     $ 13,377     18,527    31,769
                                                            =======  ========     ========
  Provision for income taxes..........................                                          7,025    11,791
                                                                                             --------  --------
  Net income...................................                                              $ 11,502  $ 19,978
                                                                                             ========  ========
  Basic net income per share..........................                                       $   0.61  $   0.89
                                                                                             ========  ========
  Basic weighted average shares outstanding...........                                         18,789    22,450
                                                                                             ========  ========
  Diluted net income per share........................                                       $   0.57  $   0.84
                                                                                             ========  ========
  Diluted weighted average shares outstanding.........                                         20,244    23,730
                                                                                             ========  ========
                                                                                DECEMBER 31, (1)
                                                                                ----------------
                                                             1993        1994       1995        1996      1997
                                                             ----        ----       ----        ----      ----
BALANCE SHEET DATA:
  Working capital (deficit) ..........................      $14,761     $18,158    $12,237    $ 49,462   $ 24,469
  Total assets........................................       42,770      49,918     60,899     131,812    248,083
  Total debt..........................................        8,265       8,620     15,915          --     16,262
  Stockholders' equity................................       24,211      26,825     25,358      93,325    174,759

----------

(1) The financial information for each of the years presented represents the results of operations of Renal Care Group and Founding Companies combined without giving effect to the Company's initial public offering for periods prior to February 1996.
(2) Pro forma information for the year ended December 31, 1995 excludes the following adjustments: (a) the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes; (b) additional estimated corporate overhead of approximately $2.6 million that would have been incurred had the Combination occurred at the beginning of 1995; and (c) certain other adjustments to reflect the Combination and the initial public offering.
(3) Pro forma information for the year ended December 31, 1996 gives effect to the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes and includes the results of operations for the Founding Companies for the month of January. Pro forma net income and diluted earnings per share before merger expenses for the year ended December 31, 1996 would have been $12,738,000 and $0.63, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Renal Care Group is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure. The Company commenced operations in February 1996 when it acquired the Founding Companies simultaneous with the completion of its initial public offering. As of December 31, 1997 the Company provided dialysis and ancillary services to approximately 8,300 patients through 121 outpatient dialysis centers in 15 states, in addition to providing acute dialysis services in 70 hospitals. For the comparison discussion that follows, the Selected Combined Financial and Pro Forma Statements include the financial information of the Founding Companies, and previously reported acquisitions accounted for as poolings of interests. One such pooling of interests, RenalWest, was organized in September 1993; consequently, the Selected Combined Financial and Pro Forma Statements do not include a full year of operating results for that period. Because the Founding Companies and acquired entities were independent and not operated by Company's management prior to their respective dates of acquisition, the historical results prior to such times may not be indicative of future performance. In addition, the Selected Combined and Pro Forma Financial Statements do not give effect to any operating efficiencies prior to such dates of acquisition that the Company believes typically would be obtainable in an integrated organization.

         The Company's net revenue has been derived primarily from the following sources: (i) outpatient hemodialysis services; (ii) ancillary services associated with dialysis, primarily the administration of EPO; (iii) home dialysis services; (iv) inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities; (v) management contracts with hospital-based and medical university dialysis programs; and (vi) laboratory services. ESRD patients typically receive 156 dialysis treatments per year, with reimbursement for services provided primarily by the Medicare ESRD program based on rates that are established by HCFA. For the year ended December 31, 1997, approximately 70% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. For patients with private health insurance, dialysis had been historically reimbursed at rates higher than Medicare during the first 18 months of treatment, after which time Medicare becomes the primary payor. However, effective September 1, 1997, the health insurance coordination period has been extended to 30 months of treatment, after which time Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

RESULTS OF OPERATIONS

         As indicated elsewhere, in February 1996 the Company commenced its business with the simultaneous acquisition of the five Founding Companies. As a result of this Combination, a comparison of the current operations of the Company to its historical operations prior to the Combination is not considered meaningful. Therefore, the results of operations for all periods in the table below and in the period comparisons that follow reflect the historical operations of the Company combined with the operations of the Founding Companies had the Combination occurred for all periods presented.

         The following table sets forth, results of operations, before interest income (expense), for the periods indicated and the percentage of net revenue represented by the respective financial line items:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                     1995                      1996                    1997
                                                     ----                      ----                    ----
Net Revenue                                   $115,329        100.0%   $135,894       100.0%    $214,009       100.0%
Patient care costs                              80,417         69.7      94,849        69.8      145,922        68.2
General and administrative
   expenses                                     12,866         11.1      13,797        10.2       21,806        10.2
Provision for doubtful accounts                  3,995          3.5       2,571         1.9        4,824         2.3
Depreciation and amortization                    3,661          3.2       4,715         3.5        9,016         4.2
Merger expenses                                     --           --       1,960         1.4          300          .1
                                              --------       ------    --------      ------     --------      ------
Total operating costs and
    expenses                                   100,939         87.5     117,892        86.8      181,868        85.0
                                              --------       ------    --------      ------     --------      ------
Income from operations                          14,390         12.5%     18,002        13.2%      32,141        15.0%
Minority interest                                   --           --          --          --          955          .5
                                              --------       ------    --------      ------     --------      ------
Income before interest and income taxes       $ 14,390         12.5%   $ 18,002        13.2%    $ 31,186        14.5%
                                              ========       ======    ========      ======     ========      ======


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Revenue. Net revenue increased from $135,894,000 for the year ended December 31, 1996 to $214,009,000 for the year ended December 31, 1997, an increase of $78,115,000, or 57.5%. This increase resulted primarily from a 46.6% increase in the number of treatments from 703,549 in the 1996 period to 1,031,507 in the 1997 period. This growth in treatments is a result of the acquisition and development of various dialysis facilities and an 8.1% increase in same-center treatments for the 1997 period over the 1996 period. In addition, average revenue per treatment increased 7.8% from $191 in the 1996 period to $206 in the 1997 period. The remaining revenue increase is a result of higher management fees and earnings of 50% owned partnerships in the 1997 period compared to the 1996 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, increases in erythropoietin (EPO) and other drug utilization, and the implementation of the Company's in-house laboratory services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities.

Patient care costs increased from $94,849,000 for the year ended December 31, 1996 to $145,922,000 for the year ended December 31, 1997, an increase of $51,073,000, or 53.8%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue decreased from 69.8% in the 1996 period to 68.2% in the 1997 period primarily due to the increase in net revenue per treatment. Patient care cost per treatment increased from $135 in the 1996 period to $141 in the 1997 period, or 4.4%. This increase is due to EPO and other drug utilization costs, the cost of providing in-house laboratory services, and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $13,797,000 for the year ended December 31, 1996 to $21,806,000 for the year ended December 31, 1997, an increase of $8,009,000, or 58%. General and administrative expenses as a percentage of revenue remained constant at 10.2% in the 1996 and 1997 periods.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $2,571,000 in the 1996 period to $4,824,000 in the 1997 period. The provision for doubtful accounts as a percent of net revenue increased from 1.9% in the 1996 period to 2.3% in the 1997 period, or 0.4%. This increase in provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources.

         Depreciation and Amortization. Depreciation and amortization increased from $4,715,000 for the year ended December 31, 1996 to $9,016,000 for the year ended December 31, 1997, an increase of $4,301,000, or 91.2%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

         Merger Expenses. Merger expenses of $300,000 represented legal, accounting and employee severance and related benefits in connection with the Corpus Christi acquisition.

         Income from Operations. Income from operations increased from $18,002,000 for the year ended December 31, 1996 to $32,141,000 for the year ended December 31, 1997, an increase of $14,139,000, or 78.5%. Income from operations as a percentage of net revenue increased from 13.2% in the 1996 period to 15% in the 1997 period.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of December 31, 1997, this was primarily comprised of three joint venture partnerships.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Revenue. Net revenue increased from $115,329,000 for the year ended December 31, 1995 to $135,894,000 for the year ended December 31, 1996, an increase of $20,565,000, or 17.8%. This increase resulted primarily from a 12.6% increase in the number of treatments from 624,988 in the 1995 period to 703,549 in the 1996 period and a 3.2% increase in the average revenue per treatment from $185 in the 1995 period to $191 in the 1996 period. The revenue per treatment increase was due to an increase in EPO utilization and higher-revenue generating acute treatments. The remaining revenue increase resulted from management fee income.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis centers, the purchase of property and equipment for existing centers and to finance working capital requirements. At December 31, 1997, the Company's working capital was $24,469,000, cash and cash equivalents were $9,138,000 and the Company's current ratio was 1.6:1. The working capital of the Company has decreased during the year primarily due to acquisitions, the construction of de nova centers, purchases of property, plant, and equipment, including computer system, and funding of joint ventures.

         The Company's net cash provided by operating activities was $18,247,000 in the year ended December 31, 1997. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets. The Company's net cash used in investing activities was $70,329,000 for the 1997 period. Cash used in investing activities resulted primarily from $38,569,000 of cash paid for acquisitions, net of cash acquired, and $27,360,000 of capital expenditures, and a payment of approximately $5,600,000 as full satisfaction of the contingent obligation with Kidney Care as a result of the Combination. Cash provided by financing activities was $13,596,000 for the 1997 period. Cash provided by financing activities resulted primarily from $11,280,000 in net borrowings under the line of credit in connection with certain acquisitions and $2,606,000 in proceeds from the exercise of stock options.

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

         The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of .60% to 1.35%, respectively. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from .20% to .30% pursuant to leverage ratios ranging between 0.75 and 2.25 respectively. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained total lender commitments of $125,000,000 through August 2000. Lender commitments are then reduced to

$106,250,000 through August 2001, $87,500,000 through August 2002 and
$68,750,000 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On December 31, 1997, there were $13,848,000 outstanding under this agreement.

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

         Capital expenditures of approximately $28 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1998. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for the fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31,1998 and will report interim information effective in the first quarter of 1999.

IMPACT OF YEAR 2000

         It is possible that the Company's currently installed computer systems, computer-aided medical equipment, software products or other business systems, or those of the Company's suppliers, will not always accept input of, store, manipulate and output dates in the years 2000 or thereafter without error or interruption. The Company has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times. The Company is querying its suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all date-handling problems in its business systems or those of its suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The total costs to address the Year 2000 issues and the impact on the Company's financial condition and results of operations have not yet been determined.

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

FORWARD-LOOKING INFORMATION

         Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of the Company's strategy, development of the dialysis and nephrology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities and construction, expenditures, interest, costs and income constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (See "Risk Factors").

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the sections entitled "Executive Compensation", included in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


         (a)   Documents filed as part of this Report:

                                                                                                Page
                  (1)  Index To Financial Statements
                           Report of Independent Auditors                                        F-1

                           Consolidated Balance Sheets at December 31, 1996
                           and 1997                                                              F-2

                           Consolidated Income Statements for the years
                           ended December 31, 1995, 1996, and 1997                               F-4

                           Consolidated Statements of Changes in Stockholders'
                           Equity for the years ended December 31, 1995, 1996,
                           and 1997                                                              F-5

                           Consolidated Statements of Cash Flows for the years
                           ended December 31, 1995, 1996, and 1997                               F-6

                           Notes to Consolidated Financial Statements                            F-8

                  (2)      Index to Financial Statement Schedules.

                           Report of Independent Auditors                                        F-27

                           Schedule II - Valuation and Qualifying Accounts                       F-28

                  (3)      The Exhibits are listed in the Index of Exhibits
                           Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

         (b) Form 8-K dated November 4, 1997 relating to the agreement entered into with STAT HealthCare, a division of Laidlaw, Inc.

               Form 8-K dated December 8, 1997 relating to the acquisition of all of the issued and outstanding stock of STAT Dialysis Corporation and STAT Management Corporation.

               Form 8-K/A dated December 8, 1997 relating to the acquisition of all of the issued and outstanding stock of STAT Dialysis Corporation and STAT Management Corporation.

                         Report of Independent Auditors


The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               ERNST & YOUNG LLP

Nashville, Tennessee
March 5, 1998

                             Renal Care Group, Inc.

                           Consolidated Balance Sheets

                                                                           DECEMBER 31,
                                                                       1996           1997
                                                                     ------------------------
                                                                         (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 47,624       $  9,138
    Investments                                                         5,814          3,625
    Accounts receivable, less allowance for doubtful
      accounts of $6,703 in 1996 and $14,318 in 1997                   28,842         45,199
    Inventories                                                         2,658          4,516
    Prepaid expenses and other current assets                           1,540          3,327
                                                                     -----------------------
Total current assets                                                   86,478         65,805

Property, plant and equipment, net                                     30,739         60,974
Goodwill, net                                                          13,018        116,721
Intangible assets, net                                                    797          1,266
Other assets                                                              780          3,317
                                                                     -----------------------
Total assets                                                         $131,812       $248,083
                                                                     =======================

                                                                         DECEMBER 31,
                                                                     1996           1997
                                                             ------------------------------------
                                                             (In thousands, except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  7,984       $  9,580
    Accrued compensation                                                6,263         10,314
    Due to third-party payors                                           6,593          9,285
    Due to related parties                                              7,000              -
    Accrued expenses and other current liabilities                      6,588          9,712
    Income taxes payable                                                2,588          1,653
    Current portion of long-term debt                                       -            792
                                                                     -----------------------
Total current liabilities                                              37,016         41,336
Long-term debt, net of current portion                                      -         15,470
Deferred income taxes                                                   1,471          1,921
Minority interest                                                           -         14,597
                                                                     -----------------------
Total liabilities                                                      38,487         73,324
                                                                     -----------------------
Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
       authorized, none issued                                              -              -
    Common stock, $.01 par value, 60,000 shares
       authorized; 21,273 and 24,897 shares issued
       and outstanding at December 31, 1996 and
       1997, respectively                                                 213            249
    Additional paid-in capital                                         89,328        150,748
    Retained earnings                                                   3,784         23,762
                                                                     -----------------------
Total stockholders' equity                                             93,325        174,759
                                                                     -----------------------
Total liabilities and stockholders' equity                           $131,812       $248,083
                                                                     =======================


See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                         Consolidated Income Statements

                                                              YEAR ENDED DECEMBER 31,
                                                        1995           1996           1997
                                                      ---------------------------------------
                                                          (In thousands, except per share)
Net revenue                                           $ 42,971       $129,518       $214,009
Operating costs and expenses:
    Patient care costs                                  26,908         90,122        145,922
    General and administrative expenses                  8,701         13,364         21,806
    Provision for doubtful accounts                      2,355          2,446          4,824
    Depreciation and amortization                        1,580          4,541          9,016
    Merger expenses                                          -          1,960            300
                                                      --------------------------------------
Total operating costs and expenses                      39,544        112,433        181,868
                                                      --------------------------------------
Income from operations                                   3,427         17,085         32,141
Interest, net                                             (452)           619            583
                                                      --------------------------------------
Income before taxes and minority interest                2,975         17,704         32,724
Minority interest                                            -              -            955
                                                      --------------------------------------
Income before taxes                                      2,975         17,704         31,769
Provision for income taxes                                   -          6,958         11,791
                                                      --------------------------------------
Net income                                            $  2,975       $ 10,746       $ 19,978
                                                      ======================================
Net income per share:
     Basic                                                           $   0.61       $   0.89
                                                                     ========       ========
     Diluted                                                         $   0.56       $   0.84
                                                                     ========       ========
Weighted average shares outstanding:
     Basic                                                             17,654         22,450
                                                                     ========       ========
     Diluted                                                           19,109         23,730
                                                                     ========       ========


See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

           Consolidated Statements of Changes in Stockholders' Equity


                                        COMMON STOCK            ADDITIONAL      RETAINED         TOTAL
                                ------------------------------   PAID-IN        EARNINGS     STOCKHOLDERS'
                                    SHARES         AMOUNT        CAPITAL       (DEFICIT)         EQUITY
                                -----------------------------------------------------------------------------
                                                               (In thousands)
Balance at
   December 31, 1994                 4,392          $ 44        $  4,471        $ 1,404         $   5,919
                                -----------------------------------------------------------------------------
     Capital contributions               -             -             768              -               768
     Net income                          -             -               -          2,975             2,975
     Distributions to owners             -             -               -         (5,096)           (5,096)
                                -----------------------------------------------------------------------------
Balance at
   December 31, 1995                 4,392            44           5,239           (717)            4,566
                                -----------------------------------------------------------------------------
     Issuance of common
        stock in Initial
        Public Offering              6,728            67          71,730              -            71,797
     Issuance of common
        stock to Founders            7,251            73          14,793              -            14,866
     Issuance of common
        stock in acquisitions          554             6           2,322              -             2,328
     Issuance of common
        stock in Secondary
        Offering                     2,017            20          40,314              -            40,334
     Conversion of
        subordinated notes             296             3           1,474              -             1,477
     Exercise of stock
        options                         35             -             155              -               155
     Net income                          -             -               -         10,746            10,746
     Distributions to owners             -             -               -         (6,245)           (6,245)
     Dividends to Founders               -             -         (46,699)             -           (46,699)
                                -----------------------------------------------------------------------------
Balance at
   December 31, 1996                21,273           213          89,328          3,784            93,325
                                -----------------------------------------------------------------------------
     Issuance of common
        stock in acquisitions        3,294            33          58,313              -            58,346
     Net income                          -             -               -         19,978            19,978
     Exercise of stock
        options                        330             3           2,603              -             2,606
     Equity acquired in
        business combination             -             -             504              -               504
                                -----------------------------------------------------------------------------
Balance at
   December 31, 1997                24,897          $249        $150,748        $23,762         $ 174,759
                                =============================================================================


See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31,
                                                          1995               1996               1997
                                                        -----------------------------------------------
                                                                          (In thousands)
OPERATING ACTIVITIES
Net income                                            $  2,975            $ 10,746            $ 19,978
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                     1,580               4,541               9,016
       Loss (gain) on sale of property
          and equipment                                     20                (118)                (37)
       Equity in earnings of subsidiaries                    -                (311)                955
       Deferred income taxes                                 -                 310                 154
       Changes in assets and liabilities net
          of effects from acquisitions:
          Accounts receivable                              781              (8,127)            (11,829)
          Inventories                                       40                  (8)             (1,277)
          Prepaid expenses and other assets                185               1,190              (1,327)
          Intangibles and other assets                    (277)             (1,133)             (1,359)
          Accounts payable                               2,639               1,773                 (83)
          Accrued compensation                              38               3,042               3,124
          Due to third-party payors                          -                   -               1,710
          Due to related parties                            20              (1,392)                  -
          Accrued expenses and other
              liabilities                                  184               3,983                 311
          Income taxes payable                               -               2,588              (1,089)
                                                      --------            --------            --------
Net cash provided by operating activities                8,185              17,084              18,247

INVESTING ACTIVITIES
Proceeds from sale of property
    and equipment                                          171                 395                 147
Purchases of property and equipment                     (4,804)            (11,365)            (27,360)
Cash paid for acquisitions, net of
    cash acquired                                            -              (8,201)            (38,569)
Advance to unconsolidated subsidiary                         -                   -              (1,111)
Distributions received from affiliate                        -                 325                   -
Purchases of investments, net                                -              (5,814)              2,189
Cash distribution to founders,
    net of cash contributions                                -             (37,852)             (5,625)
                                                      --------            --------            --------
Net cash used in investing activities                   (4,633)            (62,512)            (70,329)

                             Renal Care Group, Inc.

                                                                     YEAR ENDED DECEMBER 31,
                                                         1995                1996                1997
                                                      -------------------------------------------------
                                                                          (In thousands)
FINANCING ACTIVITIES
Net borrowings under line of credit                   $    741            $   (157)           $ 13,848
Payments on long-term debt                              (1,765)            (14,713)             (2,568)
Proceeds from long-term debt                             2,844                 540                   -
Capital contribution                                       767                   -                   -
Proceeds from exercise of stock options                      -                 155               2,606
Net proceeds from issuance of
    common stock                                             -             112,131                   -
Distributions to owners                                 (5,096)             (6,245)                  -
Distributions to minority shareholders                       -                   -                (290)
                                                      --------            --------            --------
Net cash (used in) provided by financing
    activities                                          (2,509)             91,711              13,596
                                                      --------            --------            --------
Increase (decrease) in cash and cash
    equivalents                                          1,043              46,283             (38,486)
Cash and cash equivalents, at beginning
    of year                                                298               1,341              47,624
                                                      ========            ========            ========
Cash and cash equivalents, at end of year             $  1,341            $ 47,624            $  9,138
                                                      ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid during the year for:
          Interest                                    $    469            $    673            $    316
                                                      ========            ========            ========
          Income taxes                                $      -            $  4,697            $ 12,726
                                                      ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF
    NON-CASH TRANSACTIONS:
       Common stock to Founders                       $      -            $ 14,866            $      -
                                                      ========            ========            ========
       Conversion of subordinated notes               $      -            $  1,477            $      -
                                                      ========            ========            ========
       Issuance of common stock
          in acquisitions                             $      -            $  2,328            $ 58,346
                                                      ========            ========            ========


See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


                                December 31, 1997


1. ORGANIZATION

Renal Care Group, Inc. (of Delaware) (the "Company") was formed in June 1995, primarily for the purpose of acquiring four dialysis businesses and Renal Care Group, Inc. (of Tennessee) ("Tennessee"), collectively, known as the "Founding Companies," in exchange for shares of its common stock, cash, notes payable and the assumption of certain debt (the "Combination"). On February 6, 1996, the Company closed an initial public offering of 6,728 shares of its common stock and simultaneously consummated the Combination. The four unrelated businesses acquired in the Combination, which are comprised of numerous legal entities, conduct business as Kidney Care, Inc. and certain operating divisions of Medical Enterprises, Ltd. and Health Care Suppliers, Inc. ("KCI"), DMN Professional Corporation ("DMN"), Tyler Nephrology Associates, P.A. ("Tyler"), and Kansas Nephrology Associates, P.A. ("KNA") and Kansas Dialysis Supply, Inc. ("KDS," combined, "Kansas"). Tennessee and the four unrelated businesses acquired are based in Tennessee, Mississippi, Indiana, Texas, and Kansas.

The Company is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure, also known as end-state renal disease ("ESRD"). As of December 31, 1997, the Company provided dialysis and ancillary services to approximately 8,300 patients through 121 outpatient dialysis centers in 15 states. In addition to its outpatient dialysis center operations, the Company provided acute dialysis services through contractual relationships with 70 hospitals and physician practice management services to 45 of the 123 nephrologists who were affiliated with the Company's outpatient dialysis centers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned corporate subsidiaries and partnership interests. All significant intercompany transactions and accounts have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

The Company's investments consist primarily of debt securities. The Company has both the positive intent and ability to hold these investments to maturity and; therefore, carry them at amortized cost.

ACCOUNTS RECEIVABLE

The Company's primary concentration of credit risk is accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross accounts receivable at December 31, 1996 and 1997, consist of receivables from Medicare and Medicaid of 68% and 62%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of number of patient and payors and the geographic dispersion of the Company's operations.

INVENTORIES

Inventories consist of drugs, supplies and parts consumed in dialysis treatments and are stated at the lower of cost (using the average cost method and the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated on the basis of cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the related lease terms. Maintenance and repair costs are charged to operations as incurred.

INTANGIBLE ASSETS

The cost in excess of aggregate purchase price over the fair value of net assets of businesses acquired is recorded as goodwill. Goodwill is amortized over 35 years using the straight-line method. Accumulated amortization of goodwill is approximately $378 and $2,727 at December 31, 1996 and 1997, respectively.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows of the acquired business or from the use of the asset over the remaining amortization period is less than the carrying amount of the asset. As of December 31, 1997, in the opinion of management, there has been no such impairment.

MINORITY INTEREST

Minority interest represents the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1997, this was primarily comprised of three joint venture partnerships.

INCOME TAXES

Income taxes are provided under the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of differences between amounts reported for financial reporting and income tax purposes by applying enacted statutory tax rates applicable to future years to such differences. Deferred taxes result from temporary differences in the market value of assets acquired in business combinations accounted for as purchases and their tax bases.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET REVENUE

Net revenue are recorded at the estimated net realizable amount from Medicare, Medicaid, and certain commercial insurers and other third-party payors for services rendered. The Medicare and Medicaid programs, and certain commercial and other third-party payors reimburse the Company at amounts that are different from the Company's established rates. Contractual adjustments under these programs represent the difference between the amounts billed for these services and the amounts

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

that are reimbursable by third party payors. A summary of the basis for reimbursement with these payors follows:

Medicare

The Company is paid by the Medicare program on a prospective payment system for dialysis services. Each facility receives a composite rate per treatment that is adjusted to account for geographic differences in the cost of labor.

Medicaid

Medicaid is a state administered program with reimbursements varying by state. The Medicaid programs administered in each state in which the Company operates reimburse the Company for dialysis services rendered.

Other

Other payments from patients, commercial insurers and other third-party payors are received pursuant to a variety of reimbursement arrangements, which are generally higher than those payments received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid at established rates approximated 71%, 74% and 70% of net revenue for the years ended December 31, 1995, 1996 and 1997, respectively.

ESTIMATED MEDICAL PROFESSIONAL LIABILITY CLAIMS

The Company is insured for medical professional liability claims through retrospectively rated commercial insurance policies. It is the Company's policy that provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims based on its experiences. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, the Company's experience with such claims has not been significant; accordingly, no such provision has been made.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No.128 requirements.

Earnings per share amounts are not presented for 1995 as the historical results of operations of the Company consisted primarily of non-taxed S Corporation earnings resulting from 1996 transactions accounted for as pooling of interests.

STOCK BASED COMPENSATION

The Company, from time to time, grants stock options for a fixed number of common shares to employees. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants when the exercise price of the options equals, or is greater than, the market price of the underlying stock on the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and investments approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value. Accounts receivable and notes receivable are usually unsecured.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Term Debt and Related Party Notes Payable

Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the consolidated balance sheets for long-term debt and related party notes payable approximate fair value.

CONCENTRATION OF CREDIT RISKS

The administration of erythropoietin ("EPO") is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Revenues from the administration of EPO were 17%, 19%, and 21% of the net revenue of the Company for the years ended December 31, 1995, 1996, and 1997, respectively. EPO is produced by a single manufacturer.

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Management of the Company does not expect the adoption of Statement 130 to have a material impact on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for the fiscal years beginning after December 15, 1997. Management of the Company is currently reviewing the impact of Statement 131. The Company will adopt Statement 131 on December 31, 1998 and will report interim information effective in the first quarter of 1999.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation.

3. INVESTMENTS

The amortized cost and estimated fair value of the investments are as follows:

                                                               DECEMBER 31, 1997
                                      -----------------------------------------------------------------
                                                              GROSS          GROSS
                                        AMORTIZED          UNREALIZED      UNREALIZED            FAIR
                                          COST                GAIN            LOSS               VALUE
                                      -----------------------------------------------------------------
U.S. Government agencies                  $     75           $    -           $    -           $     75
Corporate bonds and notes                    3,550                -                3              3,547
                                      -----------------------------------------------------------------
Total                                     $  3,625           $    -           $    3           $  3,622
                                      =================================================================

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


3. INVESTMENTS (CONTINUED)

                                                               DECEMBER 31, 1996
                                      ---------------------------------------------------------------------
                                                           GROSS            GROSS
                                         AMORTIZED      UNREALIZED       UNREALIZED              FAIR
                                            COST           GAIN             LOSS                 VALUE
                                      ---------------------------------------------------------------------
U.S. Government agencies                  $    100           $   2       $      -              $    102
Corporate bonds and notes                    5,714               9            (19)                5,704
                                      ---------------------------------------------------------------------
Total                                     $  5,814           $  11       $    (19)             $  5,806
                                      =====================================================================


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                        1996           1997
                                                                     ------------------------
Medical equipment                                                    $ 20,763       $ 34,543
Furniture and nonmedical equipment                                      5,693         15,136
Leasehold improvements                                                  6,298         11,579
Buildings                                                               5,322          9,984
Construction-in-progress                                                  714          3,948
                                                                     --------       --------
                                                                       38,790         75,190
Less accumulated depreciation                                          (8,051)       (14,216)
                                                                     --------       --------
                                                                     $ 30,739       $ 60,974
                                                                     ========       ========

Depreciation expense is $1,580, $4,163 and $7,163 for the years ended December 31, 1995, 1996 and 1997, respectively.

5. LONG-TERM DEBT

Long-term debt consist of the following:

                                                                           DECEMBER 31,
                                                                       1996           1997
                                                                    ------------------------
Line of credit, bearing interest at LIBO rate (6.60% at
  December 31, 1997)                                                 $      -       $ 13,848
Other                                                                       -          2,414
                                                                     -----------------------
                                                                            -         16,262
Less current portion                                                        -           (792)
                                                                     -----------------------
                                                                     $      -       $ 15,470
                                                                     =======================

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


5. LONG-TERM DEBT (CONTINUED)

LINE OF CREDIT

On August 5, 1997, the Company executed a First Amended and Restated Loan Agreement for a $125,000 credit facility. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital, and general corporate purposes.

Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained total lender commitments of $125,000 through August 2000. Lender commitments are then reduced to $106,250 through August 2001, $87,500 through August 2002 and $68,750 through August 2003. All loans under the loan agreement are due and payable on August
4, 2003. At December 31, 1997, there was $13,848 outstanding under this agreement. The Company has $111,152 available under this agreement at December 31, 1997.

Pursuant to the loan agreement, each of the Company's subsidiaries is required to provide a joint and several unconditional guarantee of all obligations of the Company under the loan agreement. Further, the Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under their guaranty are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are those customary for the amount and duration of this commitment. The Company is in compliance with all covenants at December 31, 1997.

OTHER

The other long term debt consist of two term notes maturing in various stages through April 2000 and capital leases for certain dialysis equipment.

The aggregate maturities of long-term debt at December 31, 1997 are as follows:

                     1998                         $     792
                     1999                              1071
                     2000                               551
                     2001                                 -
                     2002                                 -
                     Thereafter                      13,848
                                                  ----------
                                                  $  16,262
                                                  ==========

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


6. INCOME TAXES

The provision for income taxes consist of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                             1995              1996              1997
                                                       -----------------------------------------------------
Current:
    Federal                                                $     -            $  5,542        $ 10,915
    State and local                                              -               1,106             722
                                                       -----------------------------------------------------
                                                           $                  $  6,648        $ 11,637
                                                       =====================================================
Deferred:
    Federal                                                $     -            $    261        $    144
    State and local                                              -                  49              10
                                                       -----------------------------------------------------
                                                           $     -            $    310        $    154
                                                       =====================================================

Provision for income taxes                                 $     -            $  6,958        $ 11,791
                                                       =====================================================

At December 31, 1997, the Company has net operating loss carryforwards of $2,900 for federal income tax purposes that expire in years 2009 through 2011. The utilization of the federal net operating loss may be limited in future years due to the profitability of certain subsidiary corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's deferred tax liabilities and assets are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                         1996                 1997
                                                                  -----------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                                    $    765           $     1,214
    Allowance for doubtful accounts                                        2,281                     -
    Accrued vacation                                                         861                 1,188
    Contingent reserves                                                        -                 1,293
    Other                                                                      5                    21
    Less:  Valuation allowance                                            (1,214)               (1,214)
                                                                  -----------------------------------------
                                                                           2,698                 2,502
                                                                  -----------------------------------------

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


INCOME TAXES (CONTINUED)


Deferred tax liabilities:
    Allowance for doubtful accounts                                            -                   480
    Depreciation                                                             913                   936
    Cash to accrual adjustments (Section 481)                              3,247                 1,303
    Amortization                                                               9                 1,704
                                                                  -----------------------------------------
                                                                           4,169                 4,423
                                                                  -----------------------------------------
Net deferred tax liability                                              $  1,471             $   1,921
                                                                  =========================================

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements:

                                                                      YEAR ENDED DECEMBER 31,
                                                              1995             1996             1997
                                                         --------------------------------------------------
U.S. federal income tax rate                                   34.0%            35.0%            35.0%
State income tax, net of federal
    income tax benefit                                          6.1              5.5              1.5
Cash to accrual adjustments                                       -              6.8                -
Federal and State income tax benefit
    from S corporations                                       (40.1)            (8.8)               -
Other                                                             -               .8               .6
                                                         --------------------------------------------------
Effective income tax rate                                         -%            39.3%            37.1%
                                                         ==================================================

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

On February 6, 1996, the Company completed an initial public offering of 5,850 shares of common stock and on February 20, 1996, the underwriters of the offering fully exercised their over allotment option for an additional 878 shares, all of which were issued at $12 per share. Simultaneously the Company exchanged 7,251 shares of common stock, plus cash, notes payable, contingent payments and the assumption of certain debt for either stock or selected assets and liabilities of KCI, NEI, Tyler, Kansas and Tennessee in accordance with executed combination agreements. The Company received net proceeds of $71,797 after the deduction of underwriting discounts, commissions and other expenses.

                             Renal Care Group, Inc.

                    (In thousands, except for per share data)


7. STOCKHOLDERS' EQUITY (CONTINUED)

SECONDARY STOCK OFFERING

On November 22, 1996 the Company completed a secondary offering of 3,750 shares at a price of $21. The Company offered 1,596 of the shares with the remaining shares being offered by certain stockholders of the Company. On December 19, 1996 the underwriters of the offering exercised their over allotment option for an additional 563 shares of which 421 were offered by the Company and the balance offered by certain stockholders.

CONVERSION OF SUBORDINATED NOTES

In December 1995, the Company sold an aggregate principal amount of $1,380 of Convertible Senior Subordinated Promissory Notes (the "Convertible Notes") bearing interest at a rate of 7.0% to provide funds to complete the Offering. On December 7, 1996, the principal and accrued interest thereof was converted into 296 shares of common stock.

DIVIDENDS TO FOUNDERS

The Company used net proceeds from the initial public offering of $39,699 as the cash portion of the consideration paid to the owners of Tennessee and the four unrelated businesses to be acquired and accrued $7,000 pursuant to its agreement with KCI in connection with the combination. During 1997, the Company satisfied the $7,000 obligation and has no other amounts due under the agreement.

WARRANTS

Effective February 14, 1994, the Company issued warrants to purchase an aggregate of 330 shares of common stock. The warrants have a term of ten years from the date of issuance.

STOCK OPTION PLANS

In January 1996, the Company adopted the Renal Care Group, Inc. 1996 Stock Option Plan (the "1996 Employee Plan"), which was amended and restated effective October 1997. Under the 1996 Employee Plan, options to purchase a total of 3,000 shares of Common Stock were reserved for grant to eligible employees and other key persons. In 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") which provided for the grant of options to purchase up to 480 shares of common stock to directors,

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

officers and other key persons. In 1995 the Company issued options outside of a plan ("Free Standing") to key employees, officers, directors and other key persons. The options vest over various periods up to 5 years and have a term of ten years from the date of issuance.

The following is a summary of option transactions during the period from January 1, 1995 through December 31, 1997:

                                    1996                                                   WEIGHTED
                                  EMPLOYEE      1994     FREE          EXERCISE PRICE       AVERAGE
                                    PLAN        PLAN      STANDING          RANGE            PRICE
                                 ----------- ----------- ----------- -------------------- ------------
        Balance at
          January 1, 1995              -         128           -         $ 1.33-$5.00          $ 3.65
             Granted                   -          46       1,019           5.00-12.00            6.01
             Exercised                 -           -           -                    -               -
             Forfeited                 -           -           -                    -               -
                                 ----------- ----------- -----------
        Balance at
          December 31, 1995            -         174       1,019            1.33-5.00            5.77
             Granted               1,314           -         315           5.00-20.33           16.99
             Exercised                (6)          -         (15)          5.00-12.00            7.05
             Forfeited                 -           -           -                    -               -
                                 ----------- ----------- -----------
        Balance at
          December 31, 1996        1,308         174       1,319           1.33-20.33           11.91
             Granted               1,257           -           -          20.00-32.63           22.35
             Exercised               (64)        (64)        (78)          5.00-23.00            8.72
             Forfeited               (52)         (1)        (13)          5.00-26.13           21.09
                                 ----------- ----------- -----------
        Balance at
          December 31, 1997        2,449         109       1,228        $ 1.33-$32.63          $15.54
                                 =========== =========== ===========                           =======

        Available for Grant at
           December 31, 1997         481         308          39
                                 =========== =========== ===========

        Exercisable at
          December 31, 1997          572          84         772                               $11.48
                                 =========== =========== ===========                           =======




The weighted-average fair value of options granted during 1996 and 1997 is $5.73 and $8.58, respectively.

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1997:


                                             Weighted
                              Number          Average         Weighted           Number          Weighted
Range of                 Outstanding        Remaining          Average      Exercisable           Average
Exercise Prices       As of 12/31/97 Contractual Life   Exercise Price   As of 12/31/97    Exercise Price
------------------- ---------------- ----------------- ---------------- ---------------- -----------------
     $  1.33-$5.00               952             7.64           $ 4.82               698           $ 4.83
       12.00-20.00             1,516             8.56            15.85               446            15.30
       20.33-32.63             1,318             9.20            22.93               284            22.28
                    ---------------- ----------------- ---------------- ---------------  -----------------
     $ 1.33-$32.63             3,786             8.55           $15.54             1,428           $11.48
                    ================ ================= ================ ================ =================

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively; risk-free interest rates of 5.50 % and 5.50 %; dividend yields of 0% and 0%; volatility factor of the expected market price of the Company's common stock of 33% and 30%, and a weighted average expected life of the option of approximately 4 and 5 years.

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

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:


                                                                          YEAR ENDED DECEMBER 31,
                                                                         1996                 1997
                                                                  -------------------- --------------------

Net income                                                             $  10,746            $19,978
Pro forma compensation expense from
    Stock options, net of taxes                                            1,241              1,619
                                                                  -------------------- --------------------
Pro forma net income                                                   $   9,505            $18,359
                                                                  ==================== ====================
Pro forma net income per share:
    Basic                                                              $     .54            $   .82
                                                                  ==================== ====================
    Diluted                                                            $     .50            $   .77
                                                                  ==================== ====================


STOCK SPLIT

On June 13, 1997, the Board of Directors approved a three-for-two stock split effected in the form of a 50% dividend distributed on July 25, 1997, to shareholders of record on July 7, 1997. The Company's par value remained unchanged at $.01. In addition, all references in the financial statements to number of shares, per share amounts, and stock option data have been adjusted for the stock split.

CHANGE IN AUTHORIZED SHARES

On June 24, 1997, the Company filed an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock from 22,000 to 60,000.

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                            1996                1997
                                                          --------            --------
Numerator:
   Numerator for basic and diluted
        income per share                                   $10,746             $19,978

Denominator:
    Denominator for basic net income per
        share-weighted-average shares                       17,654              22,450
    Effect of dilutive securities:
        Stock options                                        1,204               1,011
        Warrants                                               251                 269
                                                           -------             -------
    Denominator for diluted net income
       per share-adjusted weighted-
       average shares and assumed
       conversions                                          19,109              23,730
                                                           =======             =======

Net income per share:

    Basic                                                  $   .61             $   .89
                                                           =======             =======
    Diluted                                                $   .56             $   .84
                                                           =======             =======


9. OPERATING LEASES

The Company rents office and medical facilities under lease agreements which are classified as operating leases for financial statement purposes. At December 31, 1997, future minimum rental payments under noncancelable operating leases with terms of one year or more consist of the following:

1998                                                                                         $   6,654
1999                                                                                             5,607
2000                                                                                             4,388
2001                                                                                             3,984
2002                                                                                             3,319
Thereafter                                                                                       8,430
                                                                                         -----------------
                                                                                             $  32,382
                                                                                         =================

Rent expense related to operating leases amounted to $1,648, $3,692 and $6,089 for the years ended December 31, 1995, 1996 and 1997, respectively.

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)


10. BUSINESS ACQUISITIONS

1997 ACQUISITIONS

In 1997, the Company acquired and developed 42 facilities providing care to ESRD patients, 19 programs providing acute hospital in-patient dialysis services and a laboratory.

The following is a summary of acquisitions activity:

Number of shares issued                                                      3,294

Estimated fair value of shares issued                                    $  58,346
Cash consideration                                                          38,569
                                                                         ---------
Aggregate purchase price                                                 $  96,915
                                                                         =========

The majority of these acquisitions were accounted for as purchases and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of acquisition. The allocation of the purchase price resulted in goodwill and intangible assets of $89,086. The results of operations of the acquisitions have been included in the Company's financial statements from their respective acquisition dates. The results of operations have not been restated for a 1997 pooling transaction as the effect of the pooling on prior periods were not considered material to the Company.

In 1997, the Company formed two joint ventures that resulted in goodwill and intangible assets of $14,188. The Company's contribution to these joint ventures will be used for working capital and to construct dialysis facilities.

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated as of the beginning of the period, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

                                                       1996             1997

      Pro forma net revenues                         $169,955          $244,410
      Pro forma net income                             12,826            23,204
      Pro forma net income per share:
         Basic                                            .62               .94
         Diluted                                          .58               .89

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

1996 ACQUISITIONS

In 1996, the Company completed mergers with Main Line Suburban Dialysis Centers, Inc. ("Main Line") and Renal West, L.C. ("Renal West") in exchange for 4,407 shares of stock. The mergers were accounted for as poolings-of-interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of Renal Care Group, Inc. for all periods presented.

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)


11. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

The Company has qualified defined contribution plans covering substantially all employees which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $157, $599 and $837 for the years ended December 31, 1995, 1996 and 1997, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock to the extent of 10% of eligible compensation limited to $25 of common stock each calendar year. Annually, on December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year (grant date) or December 31 (exercise date). A total of 450 shares are available for purchase under the plan. At December 31, 1996 and December 31, 1997, approximately $1,100 and $915, respectively, were included in accrued compensation relating to the Stock Purchase Plan.

12. CONTINGENCIES

The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

13. RELATED PARTY TRANSACTIONS

PHYSICIAN SERVICES, MEDICAL DIRECTOR FEES AND MANAGEMENT FEE REVENUE

Physician and medical director services are provided to the Company by shareholders, partners or legal entities owned by shareholders or partners of the Company. Physician and medical director fees included in patient care costs were $787, $1,581 and $4,062 for the years ended December 31, 1995, 1996 and 1997, respectively. Management fee revenues for services provided by the Company to physicians, shareholders, partners or legal entities owned by shareholders or partners of the Company were $902 and $2,450 for the years ended December 31, 1996 and 1997, respectively.

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)


13. RELATED PARTY TRANSACTIONS (CONTINUED)

OTHER RELATED PARTY BALANCES AND TRANSACTIONS

Expenses for leases and other services provided through entities owned by shareholders or other related parties are at fair market value and aggregated $116, $613, and $1,978 for the years ended December 31, 1995, 1996 and 1997, respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary unaudited quarterly data has been restated from the Company's filings on Form 10-Q to reflect the 1996 mergers accounted for as a pooling-of-interests transaction. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.

                                                                        1997
                                        ---------------- ---------------- ---------------- ----------------
                                         FIRST QUARTER   SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                        ---------------- ---------------- ---------------- ----------------

Net revenue                               $   46,109        $  51,666        $  54,038        $ 62,196
Operating expenses                            37,678           42,071           43,323          49,480
Depreciation and amortization                  1,964            2,141            2,238           2,673
Merger expenses                                    -              300                -               -
                                        ---------------- ---------------- ---------------- ----------------
Income from operations                         6,467            7,154            8,477          10,043
Minority interest                                  -             (218)            (290)           (447)
Interest income, net                             404               99               88              (8)
                                        ---------------- ---------------- ---------------- ----------------
Income before income taxes                     6,871            7,035            8,275           9,588
Income taxes                                   2,577            2,603            3,062           3,549
                                        ---------------- ---------------- ---------------- ----------------
Net income                                $    4,294        $   4,432        $   5,213        $  6,039
                                        ================ ================ ================ ================
Net income per share:
     Basic                                $      .20        $     .20        $     .23        $    .26
                                        ================ ================ ================ ================
     Diluted                              $      .19        $     .19        $     .22        $    .24
                                        ================ ================ ================ ================

                             Renal Care Group, Inc.

                   (In thousands, except for per share data)


14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                             1996
                                        ---------------- ---------------- ---------------- -----------------
                                         FIRST QUARTER   SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        ---------------- ---------------- ---------------- -----------------

Net revenue                               $   24,533       $   31,827       $   34,627       $ 38,531
Operating expenses                            19,967           26,244           28,323         31,398
Depreciation and amortization                    873            1,111            1,212          1,345
Merger expenses                                    -              680            1,280              -
                                        ---------------- ---------------- ---------------- -----------------
Income from operations                         3,693            3,792            3,812          5,788
Interest income, net                              39              202              153            225
                                        ---------------- ---------------- ---------------- -----------------
Income before income taxes                     3,732            3,994            3,965          6,013
Income taxes                                     998            1,096            2,517          2,347
                                        ---------------- ---------------- ---------------- -----------------
Net income                                $    2,734       $    2,898       $    1,448       $  3,666
                                        ================ ================ ================ =================
Net income per share:
     Basic                                $      .19       $      .15       $      .09       $    .18
                                        ================ ================ ================ =================
     Diluted                              $      .17       $      .14       $      .08       $    .17
                                        ================ ================ ================ =================

15. SUBSEQUENT EVENTS

ACQUISITIONS

In January 1998, the Company completed a merger for the operation of nine dialysis facilities located in Arkansas, Oklahoma and Missouri. The facilities provide treatment to approximately 625 patients, as well as acute, in-patient dialysis treatment services to six area hospitals. The transaction was a tax-free exchange in stock and will be treated as a pooling-of-interests for accounting purposes. The Company issued approximately 1,298 shares of common stock.

In February 1998, the Company formed a joint venture with Oregon Health Sciences University, Legacy Health System, and Comprehensive Kidney Center for purposes of operating six dialysis facilities and a home dialysis program serving approximately 700 patients. The Company acquired an 80% interest in the joint venture in exchange for cash.

                         Report of Independent Auditors

The Board of Directors
Renal Care Group, Inc.

We have audited the consolidated financial statements of Renal Care Group, Inc. as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 5, 1998 (included elsewhere in thhis Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Nashville, Tennessee
March 5, 1998

                                                                     Schedule II
                             Renal Care Group, Inc.

           Consolidated Schedule - Valuation and Qualifying Accounts
                                 (In thousands)

                                                       AMOUNT
                         BALANCE                       CHARGED                     BALANCE
                         BEGINNING      ALLOWANCES       TO          WRITE-       AT END OF
                         OF PERIOD       ACQUIRED      EXPENSE        OFFS         PERIOD
                         --------------------------------------------------------------------
Allowances for
doubtful accounts:

  Year ended
    December 31, 1995    $1,829         $    -         $2,355         $  (203)      $ 3,981
                         ===================================================================
  Year ended
    December 31, 1996    $3,981         $4,344         $2,446         $(4,068)      $ 6,703
                         ===================================================================
  Year ended
    December 31, 1997    $6,703         $3,949         $4,824         $(1,158)      $14,318
                         ===================================================================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 30th day of March, 1998.

                                    RENAL CARE GROUP, INC.

                                    By: /s/ SAM A. BROOKS, JR.
                                      -------------------------------------
                                           Sam A. Brooks, Jr., President
                                           and Chief Executive Officer

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


/s/ SAM A. BROOKS, JR.                             Chairman of the Board,           March 30, 1998
------------------------------------------         President, Chief Executive
Sam A. Brooks, Jr.                                 Officer and Director
                                                   (Principal Executive Officer)


/s/ RONALD HINDS                                   Executive Vice President,        March 30, 1998
------------------------------------------         Chief Financial Officer
Ronald Hinds                                       Secretary/Treasurer (Principal
                                                   Financial Officer and Principal
                                                   Accounting Officer)


/s/ JOSEPH C. HUTTS
------------------------------------------         Director                         March 30, 1998
Joseph C. Hutts

/s/ HARRY R. JACOBSON
------------------------------------------         Director                         March 30, 1998
Harry R. Jacobson, M.D.

/s/ THOMAS A. LOWERY
------------------------------------------         Director                         March 30, 1998
Thomas A. Lowery, M.D.

/s/ JOHN D. BOWER
------------------------------------------         Director                         March 30, 1998
John D. Bower, M.D.

/s/ STEPHEN D. McMURRAY
------------------------------------------         Director                         March 30, 1998
Stephen D. McMurray, M.D.

/s/ W. TOM MEREDITH
------------------------------------------         Director                         March 30, 1998
W. Tom Meredith, M.D.


/s/ KENNETH E. JOHNSON, JR.
------------------------------------------         Director                         March 30, 1998
Kenneth E. Johnson, Jr., M.D.

                                  EXHIBIT INDEX

Exhibit
Number                                     Description of Exhibits                                Page
-------                                    -----------------------                                ----
3.1      Amended and Restated Certificate of Incorporation of the Company (1)
3.1.2    Certificate of Amendment of Certificate of Incorporation of the
         Company (7)
3.1.3    Certificate of Designation, Preferences, and Rights of Series A Junior
         Participating Preferred Stock of the Company (7)
3.2      Amended and Restated Bylaws of the Company (1)
4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
         Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company (1)
4.2      Specimen stock certificate for the Common Stock of the Company (1)
4.3      Shareholder Rights Protection Agreement, dated May 2, 1997 between the
         Company and First Union National Bank of North Carolina, as Rights
         Agent(7)
10.1     Employment Agreement, dated January 15, 1998, between the Company and
         Sam A. Brooks
10.2     Employment Agreement, dated January 15, 1998, between the Company and
         Ron Hinds
10.3     Employment Agreement, dated January 15, 1998, between the Company and
         Raymond Hakim, M.D. (3)
10.4     Employment Agreement, dated April 1, 1994, between the Company and
         Joseph A. Cashia (2)*
10.5     Employment Agreement, dated February 12, 1996, between the Company and
         Anne N. Bower (2)*
10.6     Medical Director Services Agreement, dated February 12, 1996, between the Company and Kansas Nephrology Physicians, P.A. (2)
10.7     Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (2)
10.8     Medical Director Services Agreement, dated February 12, 1996, between the Company and Tyler Dialysis & Transplant Associates, P.A. (2)
10.9     Lease Agreement, dated February 5, 1996, between the Company and MEL,
         Inc. relating to approximately 20,000 square feet of space. (2)
10.10    Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin
         A. Curran, M.D., relating to property in Carthage, Texas. (2)
10.11    Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin
         A. Curran, M.D., relating to property in Tyler, Texas. (2)

10.12    Sublease Agreement between M-W-R Investment and Kansas Nephrology
         Associates, P.A. dated February 1, 1990, to be assumed by the Company, and related Lease Agreement between Dodge City Medical Center Building,
         Inc. and M-W-R Investment (1)
10.13    Sublease Agreement, dated February 12, 1996, with Tyler Nephrology
         Associates, Inc. (2)
10.14    Dialysis Center Management Agreement, dated May 11, 1994, between Renal
         Care Group, Inc. (of Tennessee) and Vanderbilt University (1)*
10.15    1996 Stock Option Plan for Outside Directors (1)*
10.16    Amended and Restated 1996 Stock Option Plan (9)*
10.17    Amended and Restated Employee Stock Purchase Plan (8)*
10.18    Agreement between the Company and Healthcare Suppliers, Inc. dated
         December 7, 1995 (1)
10.19    Chief Medical Officer Agreement, dated February 12, 1996, between the
         Company and John D. Bower, M.D.(4)
10.20    Medical Director Services Agreement, dated September 30, 1996, between the Company and a group of individual physicians (4)
10.21    Employment Agreement, dated January 15, 1998, between the Company and
         Gary Brukardt
10.22    Management Agreement, dated March 1, 1996, between the Company and The
         Cleveland Clinic Foundation (4)*
10.23    Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center,
         Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent
         Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis
         Services PC and Community Hospitals of Indiana, Inc., Seton Health
         Corporation of Central Indiana, Inc., Reid Hospital & Health Care
         Services, Inc., and Saint Joseph Hospital and Health Care Center of
         Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital
         Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal
         Medicine, P.C. (5)
10.24    Asset Purchase Agreement and Bill of Sale, dated effective as of
         January 1, 1997, among the Company, RCG Laboratory, Inc., and Kidney
         Care, Inc.(5)
10.25    First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A.
         (8)
10.26    Stock Option Agreement between the Company and Sam A. Brooks (8)
10.27    Stock Option Agreement between the Company and Ronald Hinds (8)
10.28    Stock Option Agreement between the Company and Gary Brukardt (8)
10.29    Stock Purchase Agreement, dated November 4, 1997 by and among the
         Company, Laidlaw, Inc., and STAT Healthcare, Inc. (10)
10.30    Restricted Stock Award Agreement between the Company and Harry R.
         Jacobson, M.D.
10.31    Restricted Stock Award Agreement between the Company and Sam A. Brooks
10.32    Restricted Stock Award Agreement between the Company and Gary Brukardt
10.33    Restricted Stock Award Agreement between the Company and Raymond Hakim, M.D.

10.34    Restricted Stock Award Agreement between the Company and Ronald Hinds,
         M.D.
10.35    Restricted Stock Award Agreement between the Company and Thomas Lowery,
         M.D.
10.36    Restricted Stock Award Agreement between the Company and Stephen D.
         McMurray, M.D.
10.37    Independent Contractor Agreement, dated November 20, 1997, between
         Stephen D. McMurray, M.D. and the Company
21.1     List of subsidiaries of the Company
23.1     Consent of Ernst & Young LLP
24.1     Power of Attorney (contained on the signature page of this report)
27.1     Financial Data Schedule for the year ended December 31, 1997 (for SEC use only).
27.2     Financial Data Schedule for the year ended December 31, 1996 (for SEC use only).

------------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.
 (2) Incorporated by reference to the Company's Form 10-Q for the Quarter ended March 31, 1996 (Commission File No. 0-27640).
 (3) Incorporated by reference to the Company's Form 10-Q for the Quarter ended September 30, 1996 (Commission File 0-27640).
 (4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-13813) effective October 30, 1996.
 (5) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).
 (6) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed May 1, 1997 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).
 (7) Incorporated by reference to the Company's Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).
 (8) Incorporated by reference to the Company's Form 10-Q for the Quarter ended June 30, 1997 (Commission File No. 0-27640).
 (9) Incorporated by reference to the Company's Registration Statement (Reg. No. 333-37299) on Form S-8 filed October 6, 1997.
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed December 16, 1997 (Commission File No. 0-27640).

*Management contract or executive compensation plan or arrangement.