Form 10-Q
period 1998-03-31
RENAL CARE GROUP INC
filed 1998-05-15
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                             Yes   X     No
                                 -----       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                          Outstanding at May 6, 1998
    ----------------------------             ---------------------------
    Common Stock, $.01 par value                      26,558,079

                             RENAL CARE GROUP, INC.
                                      INDEX


                                                                                  PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

          Consolidated Balance Sheets
                 December 31, 1997 and March 31, 1998 (unaudited)                     1

            Consolidated Income Statements - (unaudited)
                 For the three months ended March 31, 1997 and 1998                   2

            Consolidated Statements of Cash Flows - (unaudited)
                 For the three months ended March 31, 1997 and 1998                   3

             Notes to the Consolidated Financial Statements                           4

Item 2.

Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    7

Risk Factors                                                                          9

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                       14

Item 6.  Exhibits and Reports on Form 8-K                                            14

Note:  Items 1, 3, 4, and 5 of Part II are omitted because they are not applicable


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------   ----------
                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  9,138     $ 18,400
     Investments                                                    3,625           --
     Accounts receivable, net                                      45,199       60,549
     Inventories                                                    4,516        5,082
     Prepaid expenses and other current assets                      3,327        3,832
                                                                 --------     --------
Total current assets                                               65,805       87,863

Property and equipment, net                                        60,974       70,485
Goodwill, net                                                     116,721      148,693
Intangible assets, net                                              1,266        1,894
Other assets                                                        3,317        1,981
                                                                 --------     --------

Total assets                                                     $248,083     $310,916
                                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $  9,580     $ 13,398
     Income taxes payable                                           1,653        5,786
     Other current liabilities                                     30,103       31,805
                                                                 --------     --------
Total current liabilities                                          41,336       50,989

Long-term debt, net of current portion                             15,470       51,297
Minority interest                                                  14,597       18,243
Deferred income taxes                                               1,921        2,721
                                                                 --------     --------
Total liabilities                                                  73,324      123,250

Stockholders' equity:
     Preferred Stock, $.01 par value, 10,000 shares
        authorized, none issued                                        --           --
     Common stock, $.01 par value, 60,000 shares authorized,
        24,897 and 26,486 shares issued and outstanding at
        December 31, 1997 and March 31, 1998, respectively            249          265
     Additional paid-in capital                                   150,748      156,566
     Retained earnings                                             23,762       30,835
                                                                 --------     --------
Total stockholders' equity                                        174,759      187,666
                                                                 --------     --------

Total liabilities and stockholders' equity                       $248,083     $310,916
                                                                 ========     ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.

                         CONSOLIDATED INCOME STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1997        1998
                                                       --------     --------
Net revenue                                            $ 46,109     $ 80,463
Operating costs and expenses:
     Patient care costs                                  31,934       53,540
     General and administrative expenses                  4,802        7,849
     Provision for doubtful accounts                        942        2,101
     Depreciation and amortization                        1,964        3,937
     Merger expenses                                         --          700
                                                       --------     --------
Total operating costs and expenses                       39,642       68,127
                                                       --------     --------
Income from operations                                    6,467       12,336
Interest income (expense), net                              404         (562)
                                                       --------     --------
Income before minority interest and income taxes          6,871       11,774
Minority interest                                            --          547
                                                       --------     --------
Income before income taxes                                6,871       11,227
Provision for income taxes                                2,577        4,154
                                                       --------     --------
Net income                                             $  4,294     $  7,073
                                                       ========     ========
Net income per share:
     Basic                                             $   0.20     $   0.27
                                                       ========     ========
     Diluted                                           $   0.19     $   0.25
                                                       ========     ========
Weighted average shares outstanding:
     Basic                                               21,611       26,300
                                                       ========     ========
     Diluted                                             22,687       27,900
                                                       ========     ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      1997          1998
                                                                 ------------------------------
OPERATING ACTIVITIES
Net income                                                          $  4,294      $  7,073
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                    1,964         3,937
      Equity in earnings of subsidiaries                                  --           547
      Other                                                           (9,629)       (6,335)
                                                                    --------      --------
            Net cash (used in) provided by operating activities       (3,371)        5,222

INVESTING ACTIVITIES
Purchases of property and equipment                                   (4,988)       (3,758)
Cash paid for acquisitions, net of cash acquired                     (28,479)      (32,583)
Proceeds from investments, net                                           (27)        3,625
                                                                    --------      --------
            Net cash used in investing activities                    (33,494)      (32,716)

FINANCING ACTIVITIES
Net borrowings under line of credit                                       --        35,827
Payments on long-term debt                                                --        (2,184)
Proceeds from exercise of stock options                                  217         3,213
Distributions to minority shareholders                                    --          (100)
                                                                    --------      --------
            Net cash provided by financing activities                    217        36,756
                                                                    --------      --------
(Decrease) increase in cash and cash equivalents                     (36,648)        9,262

Cash and cash equivalents, at beginning of period                   $ 47,624      $  9,138
                                                                    --------      --------
Cash and cash equivalents, at end of period                         $ 10,976      $ 18,400
                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                                      $     --      $    219
                                                                    ========      ========
      Income taxes                                                  $  3,395      $     21
                                                                    ========      ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                           $  5,648      $  1,696
                                                                    ========      ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1998
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. (the "Company") is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure also known as end-stage renal disease ("ESRD"). As of March 31, 1998, the Company provided dialysis and ancillary services to approximately 10,000 patients through 146 outpatient dialysis centers in 18 states, and acute dialysis services in 83 hospitals.

         The Company's net revenue has been derived primarily from the following sources: (i) outpatient hemodialysis services; (ii) ancillary services associated with dialysis, primarily the administration of EPO; (iii) home dialysis services; (iv) inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities; (v) management contracts with hospital-based and medical university dialysis programs; and (vi) laboratory services. ESRD patients typically receive 156 dialysis treatments per year, with reimbursement for services provided primarily by the Medicare ESRD program based on rates that are established by HCFA. For the three months ended March 31, 1998, approximately 68% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. For patients with private health insurance, effective September 1, 1997, the health insurance coordination period was extended to 30 months of treatment, after which time Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

Interim Financial Statements

         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE 2 - SIGNIFICANT EVENTS

         In January 1998, the Company acquired in a series of merger transactions nine dialysis facilities located in Arkansas, Oklahoma and Missouri. The facilities provide treatment to approximately 625 patients, as well as acute, in-patient dialysis treatment services to six area hospitals. The transaction was a tax-free exchange in stock and will be treated as a pooling-of-interests for accounting purposes. The Company issued approximately 1,298 shares of restricted common stock. The financial statements have not been restated for this transaction as the effect is not considered material.

         In February 1998, the Company formed a joint venture with Oregon Health Sciences University, Legacy Health System, and Comprehensive Kidney Center for purposes of operating six dialysis facilities and a home dialysis program serving approximately 700 patients. The Company acquired an 80% interest in the joint venture in exchange for cash.

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                         1997         1998
                                                                         ----         ----
           Numerator:
              Numerator for basic and diluted income per share        $    4,294   $    7,073
           Denominator:
              Denominator for basic net income per share -
                 weighted-average shares                                  21,611       26,300
              Effect of dilutive securities:
                 Stock options                                               817        1,314
                 Warrants                                                    259          286
                                                                          ------       ------
              Denominator for diluted net income per share -
                 adjusted weighted-average shares and assumed
                 conversions                                              22,687       27,900
                                                                          ======       ======
           Net income per share:
              Basic                                                        $0.20        $0.27
                                                                           =====        =====
              Diluted                                                      $0.19        $0.25
                                                                           =====        =====


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS


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

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net revenue. Net revenue increased from $46,109,000 for the three months ended March 31, 1997 to $80,463,000 for the three months ended March 31, 1998, an increase of $34,354,000, or 74.5%. This increase resulted primarily from a 61.9% increase in the number of treatments from 224,168 in the 1997 period to 362,905 in the 1998 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 10.2% increase in same-center treatments for the 1998 period over the 1997 period. In addition, average revenue per treatment increased 5.9% from $204 in the 1997 period to $216 in the 1998 period. The remaining revenue increase is a result of hyperbaric and wound care revenues as a result of the STAT acquisition, higher management fees and earnings of 50% owned partnerships in the 1998 period compared to the 1997 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, increases in erythropoietin (EPO) and other drug utilization, the implementation of the Company's in-house laboratory services and the positive impact on commercial payments of the Medicare Secondary Payor Provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $31,934,000 for the three months ended March 31, 1997 to $53,540,000 for the three months ended March 31, 1998, an increase of $21,606,000, or 67.7%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percent of net revenue decreased from 69.3% in the 1997 period to 66.5% in the 1998 period primarily due to an increase in net revenues. Patient care costs per treatment increased from $142 in the 1997 period to $148 in the 1998 period, an increase of $6.00, or 4.2%. This increase is due to EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing, and information systems. General and administrative expenses increased from $4,802,000 for the three months ended March 31, 1997 to $7,849,000 for the three months ended March 31, 1998, an increase of $3,047,000, or 63.5%. General and administrative expenses as a percent of net revenue decreased from 10.4% in the 1997 period to 9.8% in the 1998 period, primarily a result of higher net revenues for the 1998 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of patient mix, billing practices, and other factors. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $942,000 for the three months ended March 31, 1997 to $2,101,000 for the three months ended March 31, 1998. The provision for doubtful accounts as a percent of net revenue increased from 2.0% in the 1997 period to 2.6% in 1998 period, or 0.6%. This increase in provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources and the temporary degradation of accounts receivable collections due to the conversion of patient billing systems.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Depreciation and Amortization. Depreciation and amortization increased from $1,964,000 for the three months ended March 31, 1997 to $3,937,000 for the three months ended March 31, 1998, an increase of $1,973,000, or 100.5%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

         Merger Expenses. Merger expenses of $700,000 represented legal, accounting, employee severance and related benefits, and other assimilation and transitional costs related to the Company's merger of the operations of nine dialysis facilities located in Arkansas, Oklahoma, and Missouri.

         Income from Operations. Income from operations increased from $6,467,000 for the three months ended March 31, 1997 to $12,336,000 for the three months ended March 31, 1998, an increase of $5,869,000, or 90.7%. Income from operations as a percent of net revenue increased from 14.0% in the 1997 period to 15.3% in the 1998 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

         Interest, net. Interest income was $404,000 for the three months ended March 31, 1997 and interest expense was $562,000 for the three months ended March 31, 1998. Interest expense is a result of borrowings from the Company's credit facility. The use of the Company's credit facility has increased due to the use of cash in acquisitions and de novo facilities, the replacement of dialysis facilities and equipment, and the purchase of information systems.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of March 31, 1998, this was primarily comprised of three joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities and to finance working capital requirements. At March 31, 1998, the Company's working capital was $36,874,000, cash and cash equivalents were $18,400,000 and the Company's current ratio was 1.7 to 1.

         The Company's net cash provided by operating activities was $5,222,000 for the three months ended March 31, 1998. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets. The Company's net cash used in investing activities was $32,716,000 for the three months ended March 31, 1998. Cash used in investing activities resulted primarily from $32,583,000 of cash paid for acquisitions, net of cash acquired, and $3,758,000 of capital expenditures, partially offset by a $3,625,000 decrease in investments.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Cash provided by financing activities was $36,756,000 for the three months ended March 31, 1998. Cash provided by financing activities resulted primarily from $35,827,000 in net borrowings under the line of credit in connection with certain acquisitions and $3,213,000 in proceeds from the exercise of stock options, offset by $2,184,000 in debt paid in connection with the merger transaction discussed in Note 2.

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

         Capital expenditures of approximately $28,000,000, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1998. The Company has made capital expenditures to date of $3,758,000. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

         Dependence On Government Reimbursement. The Company estimates that approximately 68%, 63%, and 62% of its net revenue for the years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, respectively, consisted of reimbursements from Medicare under the ESRD program, including revenue for the reimbursement of the administration of a bio-engineered hormone, EPO, to treat anemia. Since 1983, Congressional actions have resulted in occasional changes in the Medicare composite reimbursement rate, and the Company is not able to predict whether future rate changes will be made. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or otherwise affect the amount paid for the Company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may have a material adverse effect on the Company's earnings in the future. The Company is also unable to predict whether certain ancillary services, for which the Company currently is reimbursed separately, may in the future be included in the Medicare composite rate.

         Revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately 19%, 21%, and 22% of the net revenue of the Company for the years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, respectively. EPO reimbursement significantly affects the Company's earnings. The President has included in his 1999 budget a proposal to decrease Medicare reimbursement for EPO. Any reduction in reimbursement rates for EPO could have a material adverse effect on the Company's results of operations, financial condition or business. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could have a material adverse effect on the Company's results of operations, financial condition or business.

         The Company estimates that approximately 6%, 6%, and 6% of the Company's net revenue for the years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, respectively, were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

         Dependence On Other Sources Of Reimbursement. The Company estimates that approximately 26%, 30%, and 32% of its net revenue for the years ended December 31, 1996 and 1997, and the three months ended March 31, 1998, respectively, were derived from sources other than Medicare and Medicaid. Substantially all of this revenue comes from private insurance for chronic dialysis treatments and payments from hospitals with which the Company has contracts for the provision of acute dialysis services. In general, private insurance reimbursement and payments for treatments performed at hospitals are at rates significantly higher than Medicare and Medicaid rates. The Company believes that if Medicare reimbursement for dialysis treatment is reduced in the future, these private payors may be required to assume a greater percentage of the costs of dialysis care and, as a result, may focus on reducing dialysis payments as their overall costs increase. In addition, the Company believes that health maintenance organizations ("HMOs") and other managed care providers may have a strong incentive to reduce further the costs of specialty care and may seek to reduce amounts paid for dialysis. The Company is unable to predict whether and to what extent changes in these private reimbursement rates may be made in the future. Any reduction in the rates paid by private insurers and hospitals or a significant change in the Company's payor mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on the Company's results of operations, financial condition and business. Similarly, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in private reimbursement rates, could have a material adverse effect on the Company's results of operations, financial condition or business.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a)      None

(b)      None

(c) On January 7, 1998, the Company issued 1,298,234 shares of Common Stock to the former owners of Little Rock Dialysis, Inc., Northwest Dialysis, Inc., Jefferson County Dialysis, Inc., KDCO Dialysis, Inc., and Lawton Dialysis, Inc. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.3     Employment Agreement, dated January 5, 1998, between the
                  Company and Raymond Hakim, M.D.
         27.1       Financial Data Schedule for the three months ended March 31,
                  1998 (filed via Edgar on May 15, 1998)
         27.2     Financial Data Schedule for three months ended March 31, 1997
                  (filed via Edgar on May 15, 1998)

(b)      Reports on Form 8-K

         Form 8-K/A dated February 20, 1998 relating to the acquisition of all of the issued and outstanding stock of STAT Dialysis Corporation and STAT Management Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               RENAL CARE GROUP, INC.
                               ----------------------
                                    (Registrant)




May 15, 1998                   BY: /s/ Ronald Hinds
------------                       -----------------
                                   Ronald Hinds
                                   Executive Vice President,
                                   Chief Financial Officer, Secretary/Treasurer
                                   and Principal Financial Officer and Principal
                                   Accounting Officer

                                  EXHIBIT INDEX


Exhibit
Number                           Description of Exhibits                           Page No.
-------                          -----------------------                           --------
10.3     Employment Agreement, dated January 5, 1998, between the Company and
         Raymond Hakim, M.D.
27.1     Financial Data Schedule for the three months ended March 31, 1998
27.2     Financial Data Schedule for the three months ended March 31, 1997