Form 10-Q
period 1998-06-30
RENAL CARE GROUP INC
filed 1998-08-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

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

                               Yes  X     No
                                   ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at August 5, 1998
          -----                                 -----------------------------
Common Stock, $.01 par value                              26,902,584

                             RENAL CARE GROUP, INC.
                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
                 December 31, 1997 and June 30, 1998 (unaudited)                                             1

            Consolidated Income Statements - (unaudited)
                 For the three months and six months ended
                 June 30, 1997 and 1998                                                                      2

            Consolidated Statements of Cash Flows - (unaudited)
                 For the six months ended June 30, 1997 and 1998                                             3

             Notes to the Consolidated Financial Statements                                                  4

Item 2.    Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                                                   7


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                                                16

Item 5.  Other Information                                                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                                                   16

Note:  Item 3 of Part I, and items 1 and 3 of Part II are omitted because they are not applicable

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       DECEMBER 31,         JUNE 30,
                                                                          1997                1998
                                                                        --------            --------
                                                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                          $  9,138            $ 16,026
     Investments                                                           3,625                  --
     Accounts receivable, net                                             45,199              68,869
     Inventories                                                           4,516               5,618
     Prepaid expenses and other current assets                             3,327               6,284
                                                                        --------            --------
Total current assets                                                      65,805              96,797

Property and equipment, net                                               60,974              71,716
Goodwill, net                                                            116,721             156,216
Intangible assets, net                                                     1,266               2,014
Other assets                                                               3,317               3,897
                                                                        --------            --------

Total assets                                                            $248,083            $330,640
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  9,580            $ 13,487
     Income taxes payable                                                  1,653               6,643
     Other current liabilities                                            30,103              37,928
                                                                        --------            --------
Total current liabilities                                                 41,336              58,058

Long-term debt, net of current portion                                    15,470              50,855
Minority interest                                                         14,597              21,998
Deferred income taxes                                                      1,921               2,721
                                                                        --------            --------
Total liabilities                                                         73,324             133,632

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
        authorized, none issued                                               --                  --
     Common stock, $.01 par value, 60,000 shares authorized,
        24,897 and 26,860 shares issued and outstanding at
        December 31, 1997 and June 30, 1998, respectively                    249                 269
     Additional paid-in capital                                          150,748             157,586
     Retained earnings                                                    23,762              39,153
                                                                        --------            --------
Total stockholders' equity                                               174,759             197,008
                                                                        --------            --------

Total liabilities and stockholders' equity                              $248,083            $330,640
                                                                        ========            ========


          See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                      JUNE 30,                                JUNE 30,
                                                              1997                1998                1997                1998
                                                            -------            --------             -------            ---------
Net revenue                                                 $51,666            $ 89,510             $97,775            $ 169,973
Operating costs and expenses:
    Patient care costs                                       35,635              59,183              67,569              112,723
    General and administrative expenses                       5,206               8,579              10,008               16,428
    Provision for doubtful accounts                           1,230               2,319               2,172                4,420
    Depreciation and amortization                             2,141               4,538               4,105                8,475
    Merger expenses                                             300                 300                 300                1,000
                                                            -------            --------             -------            ---------
Total operating costs and expenses                           44,512              74,919              84,154              143,046
                                                            -------            --------             -------            ---------
Income from operations                                        7,154              14,591              13,621               26,927
Interest income (expense), net                                   99                (780)                503               (1,342)
                                                            -------            --------             -------            ---------
Income before minority interest and income taxes              7,253              13,811              14,124               25,585
Minority interest                                               218                 608                 218                1,155
                                                            -------            --------             -------            ---------
Income before income taxes                                    7,035              13,203              13,906               24,430
Provision for income taxes                                    2,603               4,885               5,180                9,039
                                                            -------            --------             -------            ---------
Net income                                                  $ 4,432            $  8,318             $ 8,726            $  15,391
                                                            =======            ========             =======            =========
Net income per share:
    Basic                                                   $  0.20            $   0.31             $  0.40            $    0.58
                                                            =======            ========             =======            =========
    Diluted                                                 $  0.19            $   0.29             $  0.38            $    0.55
                                                            =======            ========             =======            =========
Weighted average shares outstanding:
    Basic                                                    22,022              26,810              21,817               26,560
                                                            =======            ========             =======            =========
    Diluted                                                  23,127              28,450              22,908               28,200
                                                            =======            ========             =======            =========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          1997                 1998
                                                                                        --------             --------
OPERATING ACTIVITIES
Net income                                                                              $  8,726             $ 15,391
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                                       4,105                8,475
       Equity in earnings of subsidiaries                                                    218                1,155
       Change in assets and liabilities net of effects from acquisitions                 (12,319)             (15,917)
                                                                                        --------             --------
                     Net cash provided by operating activities                               730                9,104

INVESTING ACTIVITIES
Purchases of property and equipment                                                      (10,259)             (10,090)
Cash paid for acquisitions, net of cash acquired                                         (35,414)             (32,238)
Investments, net                                                                           3,035                3,625
                                                                                        --------             --------
                     Net cash used in investing activities                               (42,638)             (38,703)

FINANCING ACTIVITIES
Net borrowings under line of credit                                                           --               35,385
Payments on long-term debt                                                                (1,661)              (2,717)
Proceeds from exercise of stock options                                                      446                4,069
Distributions to minority shareholders                                                        --                 (250)
                                                                                        --------             --------
                     Net cash provided by (used in) financing activities                  (1,215)              36,487
                                                                                        --------             --------

Increase (decrease) in cash and cash equivalents                                         (43,123)               6,888

Cash and cash equivalents, at beginning of period                                         47,624                9,138
                                                                                        --------             --------

Cash and cash equivalents, at end of period                                             $  4,501             $ 16,026
                                                                                        ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
       Interest                                                                         $     --             $  1,478
                                                                                        ========             ========
       Income taxes                                                                     $  7,702             $  4,383
                                                                                        ========             ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                               $  6,008             $  1,846
                                                                                        ========             ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. (the "Company") is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure also known as end-stage renal disease ("ESRD"). As of June 30, 1998, the Company provided dialysis and ancillary services to approximately 10,500 patients through 151 outpatient dialysis centers in 18 states, and acute dialysis services in 87 hospitals.

         The Company's net revenue has been derived primarily from the following sources: (i) outpatient hemodialysis services; (ii) ancillary services associated with dialysis, primarily the administration of erythropoietin ("EPO"), a bio-engineered hormone used to treat anemia; (iii) home dialysis services; (iv) inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities; (v) management contracts with hospital-based and medical university dialysis programs; and (vi) laboratory services. ESRD patients typically receive 156 dialysis treatments per year, with reimbursement for services provided primarily through the Medicare ESRD program based on rates that are established by the Health Care Financing Administration ("HCFA"). For the six months ended June 30, 1998, approximately 67% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. For patients with private health insurance, effective September 1, 1997, the health insurance coordination period was extended to 30 months of treatment, after which time Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is greater on a per treatment equivalent basis than the Medicare rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

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

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 2 - SUBSEQUENT EVENTS

         On July 23, 1998, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of Common Stock will be issued for every two shares held by shareholders of record at the close of business on August 7, 1998. The additional shares will be distributed on August 24, 1998. Financial data included in this filing has not been retroactively adjusted for this stock split.

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                         1997        1998        1997        1998
                                                        -------     -------     -------     -------
Numerator:
   Numerator for basic and diluted income per share     $ 4,432     $ 8,318     $ 8,726     $15,391
Denominator:
   Denominator for basic net income per share -
      weighted-average shares                            22,022      26,810      21,817      26,560
   Effect of dilutive securities:
      Warrants                                              260         287         260         285
      Stock options                                         845       1,353         831       1,355
                                                        -------     -------     -------     -------
   Denominator for diluted net income per share -
      adjusted weighted-average shares and assumed
      conversions                                        23,127      28,450      22,908      28,200
                                                        =======     =======     =======     =======
Net income per share:
   Basic                                                $  0.20     $  0.31     $  0.40     $  0.58
                                                        =======     =======     =======     =======
   Diluted                                              $  0.19     $  0.29     $  0.38     $  0.55
                                                        =======     =======     =======     =======

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

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net revenue. Net revenue increased from $51,666,000 for the three months ended June 30, 1997 to $89,510,000 for the three months ended June 30, 1998, an increase of $37,844,000, or 73.2%. This increase resulted primarily from a 57.5% increase in the number of treatments from 249,139 in the 1997 period to 392,498 in the 1998 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 10.1% increase in same-center treatments for the 1998 period over the 1997 period. In addition, average patient revenue per treatment increased 7.8% from $206 in the 1997 period to $222 in the 1998 period. The remaining revenue increase is a result of wound care revenues from the December 1997 acquisition of STAT Healthcare, higher management fees and earnings of 50% owned partnerships in the 1998 period compared to the 1997 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, increases in EPO and other drug utilization, the implementation of the Company's in-house laboratory services and the positive impact of commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies and operational costs of facilities. Patient care costs increased from $35,635,000 for the three months ended June 30, 1997 to $59,183,000 for the three months ended June 30, 1998, an increase of $23,548,000, or 66.1%. This increase resulted primarily from an increase in the number of treatments performed during the period which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percent of net revenue decreased from 69.0% in the 1997 period to 66.1% in the 1998 period primarily due to an increase in net revenues. Patient care costs per treatment increased from $143 in the 1997 period to $151 in the 1998 period, an increase of $8, or 5.6%. This increase is due to EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $5,206,000 for the three months ended June 30, 1997 to $8,579,000 for the three months ended June 30, 1998, an increase of $3,373,000, or 64.8%. General and administrative expenses as a percent of net revenue decreased from 10.1% in the 1997 period to 9.6% in the 1998 period, primarily due to an increase in net revenue for the 1998 period.

         Provision for Doubtful Accounts. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable based upon an analysis of payor mix, billing practices and other factors. The provision for doubtful accounts increased from $1,230,000 for the three months ended June 30, 1997 to $2,319,000 for the three months ended June 30, 1998. The provision for doubtful accounts as a percent of net revenue increased from 2.4% in the 1997 period to 2.6% in the 1998 period, or 0.2%. This increase in provision for doubtful accounts was due to an increase in reserves related to the amount of

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

net operating revenues generated from non-governmental payor sources, and the temporary degradation of accounts receivable collections associated with the conversion of patient billing systems.

         Depreciation and Amortization. Depreciation and amortization increased from $2,141,000 for the three months ended June 30, 1997 to $4,538,000 for the three months ended June 30, 1998, an increase of $2,397,000, or 111.9%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

         Merger Expenses. Merger expenses of $300,000 represented legal, accounting, employee severance and related benefits and other assimilation and transitional costs related to the Company's merger with four dialysis facilities located in Missouri, Kansas and Oklahoma.

         Income from Operations. Income from operations increased from $7,154,000 for the three months ended June 30, 1997 to $14,591,000 for the three months ended June 30, 1998, an increase of $7,437,000, or 103.9%. Income from operations as a percent of net revenue increased from 13.8% in the 1997 period to 16.3% in the 1998 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

         Interest, Net. Interest income was $99,000 for the three months ended June 30, 1997 and interest expense was $780,000 for the three months ended June 30, 1998. Interest expense is a result of borrowings from the Company's credit facility. The use of the credit facility increased due to the use of cash in acquisitions and de novo facilities, the replacement of dialysis facilities and equipment and the purchase of information systems.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of June 30, 1998, this was primarily comprised of three joint venture partnerships.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net revenue. Net revenue increased from $97,775,000 for the six months ended June 30, 1997 to $169,973,000 for the six months ended June 30, 1998, an increase of $72,198,000, or 73.8%. This increase resulted primarily from a 59.6% increase in the number of treatments from 473,307 in the 1997 period to 755,403 in the 1998 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 10.1% increase in same-center treatments for the 1998 period over the 1997 period. In addition, average patient revenue per treatment increased 6.8% from $205 in the 1997 period to $219 in the 1998 period. The remaining revenue increase is a result of hyperbaric and wound care revenues as a result of the STAT acquisition, higher management fees and earnings of 50% owned partnerships in the 1998 period compared to the 1997 period. The revenue per

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

treatment increase is due to an improvement in the Company's payor mix, increases in EPO and other drug utilization, the implementation of the Company's in-house laboratory services and the positive impact on commercial payments of the Medicare Secondary Payor Provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs increased from $67,569,000 for the six months ended June 30, 1997 to $112,723,000 for the six months ended June 30, 1998, an increase of $45,154,000, or 66.8%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percent of net revenue decreased from 69.1% in the 1997 period to 66.3% in the 1998 period. Patient care costs per treatment increased from $143 in the 1997 period to $149 in the 1998 period, an increase of $6 or 4.2%. This increase is due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $10,008,000 for the six months ended June 30, 1997 to $16,428,000 for the six months ended June 30, 1998, an increase of $6,420,000, or 64.1%. General and administrative expenses as a percent of net revenue decreased from 10.2% for the 1997 period to 9.7% in the 1998 period, primarily as a result of higher net revenues for the 1998 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $2,172,000 for the six months ended June 30, 1997 to $4,420,000 for the six months ended June 30, 1998, an increase of $2,248,000, or 103.5%. The provision for doubtful accounts as a percent of net revenue increased from 2.2% for the six months ended June 30, 1997 to 2.6% for the six months ended June 30, 1998, or 0.4%. The increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources and the temporary degradation of accounts receivable collections due to the conversion of patient billing systems.

         Depreciation and Amortization. Depreciation and amortization increased from $4,105,000 for the six months ended June 30, 1997 to $8,475,000 for the six months ended June 30, 1998, an increase of $4,370,000, or 106.5%. This net increase was due to the acquisition and start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

         Merger Expenses. Merger expenses of $1,000,000 represented legal, accounting, employee severance and related benefits and other assimilation and transitional costs related to the Company's merger of the operations of thirteen dialysis facilities located in Arkansas, Missouri, Kansas and Oklahoma.

         Income from Operations. Income from operations increased from $13,621,000 for the six months ended June 30, 1997 to $26,927,000 for the six months ended June 30, 1998, an increase of $13,306,000, or 97.7%. Income from operations as a percent of net revenue increased from 13.9% in the 1997 period to 15.8% in the 1998 period. Income from operations increased due to the increase in net

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

         Interest, Net. Interest income was $503,000 for the six months ended June 30, 1997 and interest expense was $1,342,000 for the six months ended June 30, 1998. Interest expense is a result of borrowings from the Company's credit facility. The use of the credit facility increased due to the use of cash in acquisitions and de novo facilities, the replacement of dialysis facilities and equipment and the purchase of information systems.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of June 30, 1998, this was primarily comprised of three joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities and to finance working capital requirements. At June 30, 1998, the Company's working capital was $38,739,000, cash and cash equivalents were $16,026,000 and the Company's current ratio was 1.7 to 1.

         The Company's net cash provided by operating activities was $9,104,000 for the six months ended June 30, 1998. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets. The Company's net cash used in investing activities was $38,703,000 for the six months ended June 30, 1998. Cash used in investing activities resulted primarily from $32,238,000 of cash paid for acquisitions, net of cash acquired, and $10,090,000 of capital expenditures, partially offset by a $3,625,000 decrease in investments.

         Cash provided by financing activities was $36,487,000 for the six months ended June 30, 1998. Cash provided by financing activities resulted primarily from $35,385,000 in net borrowings under the line of credit in connection with certain acquisitions and $4,069,000 in proceeds from the exercise of stock options, offset by $2,717,000 in debt paid in connection with merger transactions.

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

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Capital expenditures of approximately $28,000,000, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1998. The Company has made capital expenditures to date of $10,090,000. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

         Dependence On Government Reimbursement. The Company estimates that approximately 68%, 63% and 61% of its net revenue for the years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, respectively, consisted of reimbursements from Medicare under the ESRD program, including revenue for the reimbursement of the administration of EPO. Since 1983, Congressional actions have resulted in occasional changes in the Medicare composite reimbursement rate, and the Company is not able to predict whether future rate changes will be made. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or otherwise affect the amount paid for the Company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may have a material adverse effect on the Company's earnings in the future. The Company is also unable to predict whether certain ancillary services, for which the Company currently is reimbursed separately, may in the future be included in the Medicare composite rate.

         Revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately 19%, 21% and 23% of the net revenue of the Company for the years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, respectively. EPO reimbursement significantly affects the Company's earnings. The President has included in his 1999 budget a proposal to decrease Medicare reimbursement for EPO. Any reduction in reimbursement rates for EPO could have a material adverse effect on the Company's results of operations, financial condition or business. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could have a material adverse effect on the Company's results of operations, financial condition or business.

         The Company estimates that approximately 6%, 7% and 6% of the Company's net revenue for the years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, respectively, were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

         Dependence On Other Sources Of Reimbursement. The Company estimates that approximately 26%, 30% and 33% of its net revenue for the years ended December 31, 1996 and 1997, and the six months ended June 30, 1998, respectively, were derived from sources other than Medicare and Medicaid. Substantially all of this revenue comes from private insurance for chronic dialysis treatments and payments from hospitals with which the Company has contracts for the provision of acute dialysis services. In general, private insurance reimbursement and payments for treatments performed at hospitals are at rates significantly higher than Medicare and Medicaid rates. The Company believes that if Medicare reimbursement for dialysis treatment is reduced in the future, these private payors may be required to assume a greater percentage of the costs of dialysis care and, as a result, may focus on reducing dialysis payments as their overall costs increase. In addition, the Company believes that health maintenance organizations ("HMOs") and other managed care providers may have a strong incentive to reduce further the costs of specialty care and may seek to reduce amounts paid for dialysis. The Company is unable to predict whether and to what extent changes in these private reimbursement rates may be made in the future. Any reduction in the rates paid by private insurers and hospitals or a significant change in the Company's payor mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on the Company's results of operations, financial condition and business. Similarly, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in private reimbursement rates, could have a material adverse effect on the Company's results of operations, financial condition or business.

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

         Operations Subject To Extensive Government Regulation. The Company is subject to extensive federal, state and local regulation regarding, among other things, fraud and abuse, patient referral, false claims, health and safety, environmental compliance and toxic waste disposal. Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. First, the illegal remuneration provisions of the Anti-Kickback Statute make it illegal for any person to, among other things, solicit, offer, receive or pay any remuneration in exchange for referring, or to induce the referral of, a patient for treatment which may be paid for by Medicare, Medicaid or a similar state program. Second, the Stark Law prohibits physician referrals for "designated health services" (including some of the specific services offered by the Company) to entities with which a physician or an immediate family member has a "financial relationship." These laws contain certain statutory exemptions, and federal agencies have promulgated regulations clarifying certain of these provisions and exceptions and creating certain additional exceptions or "safe harbors" from such prohibitions. Many states have enacted similar provisions of law, which may not have identical prohibitions or exceptions, but which may apply regardless of whether Medicare or Medicaid funds are involved. However, due to the breadth of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which the Company conducts its business, it is possible that some of the Company's practices might be challenged under these laws. Sanctions for violating these federal and state laws may include civil monetary fines, disqualification from participation in the Medicare or Medicaid programs and criminal sanctions. There can be no assurance that the Company's practices will not be challenged by governmental authorities, or that the Company will not be subject to sanctions under such laws or be required to alter or discontinue certain of its practices. In addition, there can be no assurance that if the Company is required to alter its practices, that it will be able to do so successfully. The occurrence of any of these events could result in a material adverse effect on the Company's results of operations, financial condition or business.

         A number of proposals for health care reform have been made recently to provide greater governmental control of health care spending and to provide broader access to health care services. For example, HIPAA, among other things, provides for insurance portability for individuals who lose or change jobs, limits exclusions for pre-existing conditions and establishes a pilot program for medical savings accounts. HIPAA also amends existing crimes and criminal penalties for Medicare fraud and enacts new federal health care fraud crimes. It is uncertain what additional health care reform legislation, if any, ultimately will be implemented or whether other changes in the administration or interpretation of governmental health care programs will occur. The Company cannot predict what effect future health care legislation or other changes in the administration or interpretation of governmental health care statutes, regulations, or programs may have on the Company's operations.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a)      None.

(b) See Note 2 to Financial Statements concerning the three-for-two stock split in the form of a dividend.

(c) On April 1, 1998, the Company issued 258,656 shares of Common Stock to the former owners of Four State Regional Dialysis Center, Inc., Fort Scott Regional Dialysis Center, Inc. and Miami Regional Dialysis Center, Inc. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 4, 1998, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes:

1. To elect Joseph C. Hutts and Thomas A. Lowery, M.D. as Class II Directors to serve for a term of three (3) years and until their successors are elected;

                                                                     FOR           AGAINST           ABSTAIN
                                                                     ---           -------           -------
         Election of Joseph C. Hutts
         as Class II Director                                      20,412,462         --             227,196

         Election of Thomas A. Lowery, M.D.
         as Class II Director                                      20,536,902         --             102,756

         The terms of Mr. Brooks, Dr. McMurray, Dr. Jacobson, Dr. Bower, Dr. Johnson and Dr. Meredith have not expired and therefore were not up for reelection.

2. To consider and vote upon a proposal to approve an amendment to the Renal Care Group, Inc. 1996 Third Amended and Restated Stock Incentive Plan (the "Plan") to increase the number of shares available for issuance thereunder;

                FOR                    AGAINST                        ABSTAIN

             15,612,129                4,901,478                       14,822

ITEM 5.  OTHER INFORMATION

STOCKHOLDER PROPOSALS

The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on proposals of stockholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after April 29, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


10.16    Fourth Amended and Restated 1996 Stock Incentive Plan
         (incorporated herein by reference to Appendix A to the Company's
         Proxy Statement relating to the 1998 Annual Meeting of Stockholders, filed on April 27, 1998)
10.38    Stock Option Agreement between the Company and Sam A. Brooks
10.39    Stock Option Agreement between the Company and Gary A. Brukardt
10.40    Stock Option Agreement between the Company and Raymond Hakim, M.D.
10.41    Stock Option Agreement between the Company and Ronald Hinds
10.42    Stock Option Agreement between the Company and Joseph C. Hutts
10.43    Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
27.1 Financial Data Schedule for the six months ended June 30, 1998 (filed via Edgar on August 14, 1998)
27.2 Financial Data Schedule for the six months ended June 30, 1997 (filed via Edgar on August 14, 1998)

(b)   Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RENAL CARE GROUP, INC.
                                  ---------------------
                                       (Registrant)




August 14, 1998                 BY: /s/ Ronald Hinds
                                   ---------------------------------------------
                                   Ronald Hinds
                                   Executive Vice President,
                                   Chief Financial Officer, Secretary/Treasurer
                                   and Principal Financial Officer and Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit
Number                    Description of Exhibits                                 Page No.
------                    -----------------------                                 --------
10.16    Fourth Amended and Restated 1996 Stock Incentive Plan
         (incorporated herein by reference to Appendix A to the Company's
         Proxy Statement relating to the 1998 Annual Meeting of Stockholders, filed on April 27, 1998)
10.38    Stock Option Agreement between the Company and Sam A. Brooks
10.39    Stock Option Agreement between the Company and Gary A. Brukardt
10.40    Stock Option Agreement between the Company and Raymond Hakim, M.D.
10.41    Stock Option Agreement between the Company and Ronald Hinds
10.42    Stock Option Agreement between the Company and Joseph C. Hutts
10.43    Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
27.1     Financial Data Schedule for the six months ended June 30, 1998 (filed via Edgar on August 14, 1998)
27.2     Financial Data Schedule for the six months ended June 30, 1997 (filed via Edgar on August 14, 1998)