Form 10-Q
period 1998-09-30
RENAL CARE GROUP INC
filed 1998-11-17
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

                                  Yes  X      No
                                      ----       ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                   Outstanding at November 9, 1998
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                40,543,204

                             RENAL CARE GROUP, INC.
                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
                 December 31, 1997 and September 30, 1998 (unaudited)                                        1

            Consolidated Income Statements - (unaudited)
                 For the three months and nine months ended
                 September 30, 1997 and 1998                                                                 2

            Consolidated Statements of Cash Flows - (unaudited)
                 For the nine months ended September 30, 1997 and 1998                                       3

            Notes to the Consolidated Financial Statements                                                   4

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   6


PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                                              16

Item 6.  Exhibits and Reports on Form 8-K                                                                   17

Note: Item 3 of Part I, and items 1, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                            1997                1998
                                                                          --------            --------
                                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                            $  9,138            $ 19,466
     Investments                                                             3,625                  --
     Accounts receivable, net                                               45,199              72,023
     Inventories                                                             4,516               6,488
     Prepaid expenses and other current assets                               3,327               8,234
                                                                          --------            --------
Total current assets                                                        65,805             106,211

Property and equipment, net                                                 60,974              76,261
Goodwill, net                                                              116,721             167,189
Intangible assets, net                                                       1,266               1,647
Other assets                                                                 3,317               3,801
                                                                          --------            --------

Total assets                                                              $248,083            $355,109
                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  9,580            $ 15,071
     Income taxes payable                                                    1,653               7,747
     Other current liabilities                                              30,103              41,537
                                                                          --------            --------
Total current liabilities                                                   41,336              64,355

Long-term debt, net of current portion                                      15,470              56,552
Minority interest                                                           14,597              22,934
Deferred income taxes                                                        1,921               2,721
                                                                          --------            --------
Total liabilities                                                           73,324             146,562

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
        authorized, none issued                                                 --                  --
     Common stock, $.01 par value, 90,000 shares authorized,
        37,345 and 40,507 shares issued and outstanding at
        December 31, 1997 and September 30, 1998, respectively                 373                 405
     Additional paid-in capital                                            150,624             159,574
     Retained earnings                                                      23,762              48,568
                                                                          --------            --------
Total stockholders' equity                                                 174,759             208,547
                                                                          --------            --------

Total liabilities and stockholders' equity                                $248,083            $355,109
                                                                          ========            ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                             1997                1998                 1997                 1998
                                                            -------            --------             --------            ---------
Net revenue                                                 $54,038            $ 96,807             $151,813            $ 266,780
Operating costs and expenses:
     Patient care costs                                      36,468              63,432              104,037              176,155
     General and administrative expenses                      5,591               9,175               15,599               25,603
     Provision for doubtful accounts                          1,264               2,493                3,436                6,913
     Depreciation and amortization                            2,238               4,811                6,343               13,286
     Merger expenses                                             --                  --                  300                1,000
                                                            -------            --------             --------            ---------
Total operating costs and expenses                           45,561              79,911              129,715              222,957
                                                            -------            --------             --------            ---------
Income from operations                                        8,477              16,896               22,098               43,823
Interest income (expense), net                                   88                (906)                 591               (2,248)
                                                            -------            --------             --------            ---------
Income before minority interest and income taxes              8,565              15,990               22,689               41,575
Minority interest                                               290               1,045                  508                2,200
                                                            -------            --------             --------            ---------
Income before income taxes                                    8,275              14,945               22,181               39,375
Provision for income taxes                                    3,062               5,530                8,242               14,569
                                                            -------            --------             --------            ---------
Net income                                                  $ 5,213            $  9,415             $ 13,939            $  24,806
                                                            =======            ========             ========            =========
Net income per share:
     Basic                                                  $  0.15            $   0.23             $   0.42            $    0.62
                                                            =======            ========             ========            =========
     Diluted                                                $  0.14            $   0.22             $   0.40            $    0.58
                                                            =======            ========             ========            =========
Weighted average shares outstanding:
     Basic                                                   34,015              40,393               33,155               40,058
                                                            =======            ========             ========            =========
     Diluted                                                 36,172              42,850               34,965               42,500
                                                            =======            ========             ========            =========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1997                 1998
                                                                                        --------             --------
Operating activities
Net income                                                                              $ 13,939             $ 24,806
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                                       6,343               13,286
       Equity in earnings of subsidiaries                                                    508                2,200
       Change in assets and liabilities net of effects from acquisitions                  (6,612)             (18,821)
                                                                                        --------             --------
                     Net cash provided by operating activities                            14,178               21,471

INVESTING ACTIVITIES
Purchases of property and equipment                                                      (14,721)             (17,334)
Cash paid for acquisitions, net of cash acquired                                         (44,078)             (41,535)
Investments, net                                                                            (193)               3,625
                                                                                        --------             --------
                     Net cash used in investing activities                               (58,992)             (55,244)

FINANCING ACTIVITIES
Net borrowings under line of credit                                                        6,000               41,082
Payments on long-term debt                                                                (2,528)              (3,068)
Proceeds from exercise of stock options                                                    1,729                6,487
Distributions to minority shareholders                                                        --                 (400)
                                                                                        --------             --------
                     Net cash provided by financing activities                             5,201               44,101
                                                                                        --------             --------

Increase (decrease) in cash and cash equivalents                                         (39,613)              10,328

Cash and cash equivalents, at beginning of period                                         47,624                9,138
                                                                                        --------             --------

Cash and cash equivalents, at end of period                                             $  8,011             $ 19,466
                                                                                        ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Interest                                                                         $    145             $  2,285
                                                                                        ========             ========
       Income taxes                                                                     $  9,558             $  8,656
                                                                                        ========             ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                               $  6,008             $  1,846
                                                                                        ========             ========

           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1998
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. (the "Company") is a specialized provider of nephrology services to patients with kidney disease, including patients suffering from chronic kidney failure also known as end-stage renal disease ("ESRD"). As of September 30, 1998, the Company provided dialysis and ancillary services to approximately 10,900 patients through 156 outpatient dialysis centers in 19 states, and acute dialysis services in 93 hospitals.

         The Company's net revenue has been derived primarily from the following sources: (i) outpatient hemodialysis services; (ii) ancillary services associated with dialysis, primarily the administration of erythropoietin ("EPO"), a bio-engineered hormone used to treat anemia; (iii) home dialysis services; (iv) inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities; (v) management contracts with hospital-based and medical university dialysis programs; and (vi) laboratory services. ESRD patients typically receive 156 dialysis treatments per year, with reimbursement for services provided primarily through the Medicare ESRD program based on rates that are established by the Health Care Financing Administration ("HCFA"). For the nine months ended September 30, 1998, approximately 66% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. For patients with private health insurance, effective September 1, 1997, the health insurance coordination period was extended to 30 months of treatment, after which time Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is greater on a per treatment equivalent basis than the Medicare rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

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

                             RENAL CARE GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 2 - SIGNIFICANT EVENTS

         On July 23, 1998, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of Common Stock was issued for every two shares held by shareholders of record at the close of business on August 7, 1998. The additional shares were distributed on August 24, 1998. Financial data included in this filing has been retroactively adjusted for this stock split.

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                                1997               1998               1997               1998
                                                               -------            -------            -------            -------

Numerator:
   Numerator for basic and diluted income per share            $ 5,213            $ 9,415            $13,939            $24,806
Denominator:
   Denominator for basic net income per share -
      weighted-average shares                                   34,015             40,393             33,155             40,058
   Effect of dilutive securities:
      Warrants                                                     417                436                399                440
      Stock Options                                              1,740              2,021              1,411              2,002
                                                               -------            -------            -------            -------
   Denominator for diluted net income per share -
      adjusted weighted-average shares and assumed
      conversions                                               36,172             42,850             34,965             42,500
                                                               =======            =======            =======            =======
Net income per share:
   Basic                                                       $  0.15            $  0.23            $  0.42            $  0.62
                                                               =======            =======            =======            =======
   Diluted                                                     $  0.14            $  0.22            $  0.40            $  0.58
                                                               =======            =======            =======            =======



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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenue. Net revenue increased from $54,038,000 for the three months ended September 30, 1997 to $96,807,000 for the three months ended September 30, 1998, an increase of $42,769,000, or 79.2%. This increase resulted primarily from a 57.2% increase in the number of treatments from 264,420 in the 1997 period to 415,732 in the 1998 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 10.5% increase in same-center treatments for the 1998 period over the 1997 period. In addition, average patient revenue per treatment increased 11.3% from $203 in the 1997 period to $226 in the 1998 period. The remaining increase is a result of wound care revenues following the Company's entrance into that business with the December 1997 acquisition of STAT Healthcare, higher management fees and earnings of 50% owned partnerships in the 1998 period compared to the 1997 period. The revenue per treatment increase is due to an improvement in the Company's payor mix, increases in EPO and other drug utilization, increases in acute hospital services, the implementation of the Company's in-house laboratory services and the positive impact on commercial payments of the Medicare Secondary Payor Provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies and operational costs of facilities. Patient care costs increased from $36,468,000 for the three months ended September 30, 1997 to $63,432,000 for the three months ended September 30, 1998, an increase of $26,964,000, or 73.9%. This increase resulted primarily from an increase in the number of treatments performed during the period which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 67.5% in the 1997 period to 65.5% in the 1998 period primarily due to an increase in net revenues. Patient care costs per treatment increased from $138 in the 1997 period to $153 in the 1998 period, an increase of $15, or 10.9%. This increase is due to EPO and other drug utilization costs, the cost of providing in-house laboratory services, the cost of providing acute hospital services, and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $5,591,000 for the three months ended September 30, 1997 to $9,175,000 for the three months ended September 30, 1998, an increase of $3,584,000, or 64.1%. General and administrative expenses as a percentage of net revenue decreased from 10.4% in the 1997 period to 9.5% in the 1998 period, primarily due to an increase in net revenue for the 1998 period.

         Provision for Doubtful Accounts. It is the Company's practice to reserve for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable based upon an analysis of payor mix, billing practices and other factors. The provision for doubtful accounts increased from $1,264,000 for the three months ended September 30, 1997 to $2,493,000 for the three months ended September 30, 1998. The provision for doubtful accounts as a percentage of net revenue increased from 2.3% in the 1997 period to 2.6% in the 1998 period, or 0.3%. This increase in provision for doubtful accounts was due to an increase in reserves related to the amount of net operating revenues generated from non-governmental payor sources and the temporary degradation of accounts receivable collections associated with the conversion of patient billing systems.

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Depreciation and Amortization. Depreciation and amortization increased from $2,238,000 for the three months ended September 30, 1997 to $4,811,000 for the three months ended September 30, 1998, an increase of $2,573,000, or 115.0%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with acquisitions accounted for under the purchase method of accounting.

         Income from Operations. Income from operations increased from $8,477,000 for the three months ended September 30, 1997 to $16,896,000 for the three months ended September 30, 1998, an increase of $8,419,000, or 99.3%. Income from operations as a percentage of net revenue increased from 15.7% in the 1997 period to 17.5% in the 1998 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

         Interest, Net. Interest income was $88,000 for the three months ended September 30, 1997 and interest expense was $906,000 for the three months ended September 30, 1998. Interest expense is a result of borrowings from the Company's credit facility. The use of the credit facility increased due to the use of cash in acquisitions and the construction of de novo facilities, the normal replacement of dialysis facilities and equipment and the purchase of information systems.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of September 30, 1998, this was primarily comprised of three joint venture partnerships.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenue. Net revenue increased from $151,813,000 for the nine months ended September 30, 1997 to $266,780,000 for the nine months ended September 30, 1998, an increase of $114,967,000, or 75.7%. This increase resulted primarily from a 58.8% increase in the number of treatments from 737,727 in the 1997 period to 1,171,135 in the 1998 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 10.3% increase in same-center treatments for the 1998 period over the 1997 period. In addition, average patient revenue per treatment increased 7.8% from $205 in the 1997 period to $221 in the 1998 period. The remaining revenue increase is a result of hyperbaric and wound care revenues as a result of the STAT acquisition, higher management fees and earnings of 50% owned partnerships in the 1998 period compared to the 1997 period. The

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


revenue per treatment increase is due to an improvement in the Company's payor mix, increases in EPO and other drug utilization, the implementation of the Company's in-house laboratory services and the positive impact on commercial payments of the Medicare Secondary Payor Provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs increased from $104,037,000 for the nine months ended September 30, 1997 to $176,155,000 for the nine months ended September 30, 1998, an increase of $72,118,000, or 69.3%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 68.5% in the 1997 period to 66.0% in the 1998 period. Patient care costs per treatment increased from $141 in the 1997 period to $150 in the 1998 period, an increase of $9 or 6.4%. This increase is due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $15,599,000 for the nine months ended September 30, 1997 to $25,603,000 for the nine months ended September 30, 1998, an increase of $10,004,000, or 64.1%. General and administrative expenses as a percentage of net revenue decreased from 10.3% for the 1997 period to 9.6% in the 1998 period, primarily as a result of higher net revenues for the 1998 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $3,436,000 for the nine months ended September 30, 1997 to $6,913,000 for the nine months ended September 30, 1998, an increase of $3,477,000, or 101.2%. The provision for doubtful accounts as a percentage of net revenue increased from 2.3% for the nine months ended September 30, 1997 to 2.6% for the nine months ended September 30, 1998, or 0.3%. The increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources and the temporary degradation of accounts receivable collections due to the conversion of the patient billing systems.

         Depreciation and Amortization. Depreciation and amortization increased from $6,343,000 for the nine months ended September 30, 1997 to $13,286,000 for the nine months ended September 30, 1998, an increase of $6,943,000, or 109.5%. This net increase was due to the acquisition and start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with the acquisitions accounted for under the purchase method of accounting.

         Merger Expenses. Merger expenses of $1,000,000 represented legal, accounting, employee severance and related benefits and other assimilation and transitional costs related to the Company's merger of the operations of thirteen dialysis facilities located in Arkansas, Missouri, Kansas and Oklahoma.

         Income from Operations. Income from operations increased from $22,098,000 for the nine months ended September 30, 1997 to $43,823,000 for the nine months ended September 30, 1998, an increase of $21,725,000, or 98.3%. Income from operations as a percent of net revenue increased from

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


14.6% in the 1997 period to 16.4% in the 1998 period. Income from operations increased due to the increase in net revenue in excess of patient care costs, which was primarily due to an increase in the number of treatments performed during the period.

         Interest, Net. Interest income was $591,000 for the nine months ended September 30, 1997 and interest expense was $2,248,000 for the nine months ended September 30, 1998. Interest expense is a result of borrowings from the Company's credit facility. The use of the credit facility increased due to the use of cash in acquisitions and the construction of de novo facilities, the normal replacement of dialysis facilities and equipment and the purchase of information systems.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of September 30, 1998, this was primarily comprised of three joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the acquisition and the development of dialysis facilities, the purchase of property and equipment for existing facilities, and to finance working capital requirements. At September 30, 1998, the Company's working capital was $41,856,000, cash and cash equivalents were $19,466,000 and the Company's current ratio was 1.6 to 1.

         The Company's net cash provided by operating activities was $21,471,000 for the nine months ended September 30, 1998. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets. The Company's net cash used in investing activities was $55,244,000 for the nine months ended September 30, 1998. Cash used in investing activities resulted primarily from $41,535,000 of cash paid for acquisitions, net of cash acquired, and $17,334,000 of capital expenditures, partially offset by a $3,625,000 decrease in investments.

         Cash provided by financing activities was $44,101,000 for the nine months ended September 30, 1998. Cash provided by financing activities resulted primarily from $41,082,000 in net borrowings under the line of credit in connection with certain acquisitions and construction of de novo facilities, and $6,487,000 in proceeds from the exercise of stock options, offset by $3,068,000 in debt paid in connection with merger transactions.

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

                             RENAL CARE GROUP, INC.
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Capital expenditures of approximately $28,000,000, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1998. The Company has made capital expenditures to date of $17,334,000. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

THE YEAR 2000 ISSUE

         Introduction. The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources such as the use of special codes and conventions in software that make use of a date field.

         The Company's State of Readiness. The Company's efforts in addressing the year 2000 issue are focused in the following four areas: (i) developing awareness and educating employees regarding the year 2000 issue; (ii) implementing procedures to determine whether the Company's software systems and hardware platforms are year 2000 compliant and communicating with suppliers and third party payors to determine whether there will be any interruption in their systems that could affect the Company's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue; (iii) evaluating and making necessary modifications to the Company's software and hardware systems and other systems that contain imbedded chips, such as phone systems, which process dates and date sensitive materials, and (iv) testing of systems for year 2000 compliance. To date the Company is in the early stages of its education and assessment phases, with each of these phases less than 25% complete. The Company expects to complete the assessment phase by January 31, 1999, the remediation phase by June 30, 1999 and the testing phase by August 31, 1999. The education phase will continue to be an on-going process throughout 1999.

         The Company is in the process of obtaining written verification from vendors to the effect that the Company's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Based on an initial assessment of its core clinical and financial systems, the Company has determined the following: (i) over 90% of the Company's core systems are packaged applications licensed from third-party vendors, thus less than 10% were developed internally; and (ii) substantially all of such third-party applications have been certified to the Company by their manufacturers as fully Year 2000 compliant, or as upgradable to become compliant with minor upgrades.

         Furthermore, to improve its operating performance and efficiency, the Company has undertaken a number of significant information system initiatives. These initiatives include the selection and implementation of a new laboratory system, a new human resources and payroll system, a new universal patient index and registration system, and a new practice management system. The Company expects these systems to be put into use in 1999, and each of these systems has been certified by its manufacturer to be Year 2000 compliant. The Company currently believes that with upgrades or replacements of certain software and hardware, the Company's internal systems will be substantially Year 2000 compliant. Nevertheless, there can be no assurance that the software applications and hardware platforms on which the Company's business relies will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's business relies heavily upon its ability to obtain supplies from vendors and to obtain reimbursement from third party payors, including Medicare and Medicaid. The Company is in the process of obtaining written verification from each of its suppliers, and certain significant third party payors, to determine whether there will be any interruption in the provision of supplies or receipt of reimbursement for services performed resulting from the year 2000 issue. The Company expects to complete this process by January 31, 1999. At this time, HCFA has testified to a committee of the U.S. House of Representatives that it is far behind in remedying year 2000 problems. The failure of HCFA or any of the Company's other significant third party payors to remedy year 2000 related problems could result in a delay in the Company's receipt of payments for services which could have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, a delay in receiving supplies from certain vendors could hinder the Company's ability to provide services to its customers which could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is aware that certain of its systems, such as phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include imbedded chips which process dates and date sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. The Company intends to perform an evaluation of its systems to determine whether the Company needs to repair or replace any chips to avoid year 2000 problems. Failure of the Company to identify or remediate any embedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

         Costs to Address the Company's Year 2000 Issues. The Company will utilize both internal and external resources to complete it's Year 2000 project. The total cost of the Year 2000 effort is not known at this time, but will be determined when the assessment phase of the plan is completed.

         Risks Presented by Year 2000 Issues. The Company is still in the process of evaluating potential disruptions or complications that might result from year 2000 related problems. However, at this time, the Company has not identified any specific business functions that will suffer material disruption as a result of year 2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of year 2000 disruption. The absence of any such determination at this point represents only the Company's current status of evaluating potential year 2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of year 2000 related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, it is impracticable to anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's Contingency Plans. Since the Company has not identified any specific business function that will by materially at risk of significant year 2000 related disruptions, and because a full assessment of the Company's risk from potential year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to year 2000 problems. The Company has scheduled an evaluation of the status of completion of its year 2000 initiatives in March 1999, and will determine at that time whether a contingency plan will be developed.

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

         Dependence On Government Reimbursement. The Company estimates that approximately 68%, 63% and 60% of its net revenue for the years ended December 31, 1996 and 1997, and the nine months ended September 30, 1998, respectively, consisted of reimbursements from Medicare under the ESRD program, including revenue for the reimbursement of the administration of EPO. Since 1983, Congressional actions have resulted in occasional changes in the Medicare composite reimbursement rate, and the Company is not able to predict whether future rate changes will be made. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or otherwise affect the amount paid for the Company's services. Any such action could have a material adverse effect on the Company's results of operations, financial condition and business. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may have a material adverse effect on the Company's earnings in the future. The Company is also unable to predict whether certain ancillary services, for which the Company currently is reimbursed separately, may in the future be included in the Medicare composite rate.

         Revenues from the administration of EPO (the substantial majority of which are reimbursed through Medicare and Medicaid programs) were approximately 19%, 21% and 23% of the net revenue of the Company for the years ended December 31, 1996 and 1997, and the nine months ended September 30, 1998, respectively. EPO reimbursement significantly affects the Company's earnings. Any reduction in reimbursement rates for EPO could have a material adverse effect on the Company's results of operations, financial condition or business. EPO is produced by a single manufacturer, and any interruption of supply or product cost increases could have a material adverse effect on the Company's results of operations, financial condition or business.

         The Company estimates that approximately 6%, 7% and 6% of the Company's net revenue for the years ended December 31, 1996 and 1997, and the nine months ended September 30, 1998, respectively, were funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

         Dependence On Other Sources Of Reimbursement. The Company estimates that approximately 26%, 30% and 34% of its net revenue for the years ended December 31, 1996 and 1997, and the nine months ended September 30, 1998, respectively, were derived from sources other than Medicare and Medicaid. Substantially all of this revenue comes from private insurance for chronic dialysis treatments and payments from hospitals with which the Company has contracts for the provision of acute dialysis services. In general, private insurance reimbursement and payments for treatments performed at hospitals are at rates significantly higher than Medicare and Medicaid rates. The Company believes that if Medicare reimbursement for dialysis treatment is reduced in the future, these private payors may be required to assume a greater percentage of the costs of dialysis care and, as a result, may focus on reducing dialysis payments as their overall costs increase. In addition, the Company believes that health maintenance organizations ("HMOs") and other managed care providers may have a strong incentive to reduce further the costs of specialty care and may seek to reduce amounts paid for dialysis. The Company is unable to predict whether and to what extent changes in these private reimbursement rates may be made in the future. Any reduction in the rates paid by private insurers and hospitals or a significant change in the Company's payor mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on the Company's results of operations, financial condition and business. Similarly, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in private reimbursement rates, could have a material adverse effect on the Company's results of operations, financial condition or business.

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

         Year 2000 Compliance Risk. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. By the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Computer systems that do not accept four-digit entries could fail or product erroneous results and cause disruptions of operations. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such "year 2000" requirements. The Company is in the process of obtaining written verification from vendors to determine whether the Company's computer systems and software products are year 2000 compliant. Also, the Company is undertaking a separate initiative to implement certain new information systems, including laboratory, human resources and payroll, patient index and registration and practice management systems, which will have the ancillary benefit of addressing year 2000 issues for these systems. The failure of the Company's systems to be year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue."

         In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with year 2000 problems that the Company does not control. There can be no assurance that the Company's payors, including the fiscal intermediaries and governmental agencies, with which the Company transacts business and which are responsible for payment to the Company will not experience significant problems with year 2000 compliance. According to testimony before a U.S. House of Representatives subcommittee, HCFA, which administers the Medicare and Medicaid programs, is far behind in remedying year 2000 problems, which could delay payment of claims to providers. The failure of third parties to remedy year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

(c)      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1 Financial Data Schedule for the nine months ended September 30, 1998 (filed via Edgar on November 16, 1998)

         27.2 Financial Data Schedule for the nine months ended September 30, 1997 (filed via Edgar on November 16, 1998)


(b)      Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RENAL CARE GROUP, INC.
                                     (Registrant)




November 16, 1998               BY: /s/ Ronald Hinds
                                    --------------------------------------------
                                    Ronald Hinds
                                    Executive Vice President,
                                    Chief Financial Officer, Secretary/Treasurer
                                    and Principal Financial Officer and
                                    Principal Accounting Officer

                                  EXHIBIT INDEX


       Exhibit
       Number                     Description of Exhibits                         Page No.
       ------                     -----------------------                         --------
         27.1     Financial Data Schedule for the nine months ended September
                  30, 1998 (filed via Edgar on November 16, 1998)

         27.2     Financial Data Schedule for the nine months ended September
                  30, 1997 (filed via Edgar on November 16, 1998)