Form 10-K
period 1998-12-31
RENAL CARE GROUP INC
filed 1999-03-31
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $708,361,318 as of March 18, 1999, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 44,246,534 shares of common stock, $.01 par value, outstanding at March 18, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 1998, RCG provided dialysis and ancillary services to approximately 11,400 patients through 160 outpatient dialysis centers in 19 states. In addition to outpatient dialysis center operations, RCG provided acute dialysis services through contractual relationships with 94 hospitals. RCG was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis.

         Nephrology is the specialized practice of medicine dedicated to providing care to patients with ESRD and other kidney conditions. A key component of the nephrologist's practice is the dialysis facility, where ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. Outpatient dialysis facilities are often owned by groups of nephrologists and comprise an integral component of the nephrologists' practice because of the critical role that dialysis plays in the treatment of ESRD patients. According to the Health Care Financing Administration (HCFA), there were more than 3,000 dialysis centers in the United States at the end of 1996. RCG believes that approximately 50% of these centers were owned by multi-center dialysis companies, 25% were owned by independent physicians and other small operators, and 25% were hospital-based centers.

         As an adjunct to its dialysis business, RCG provides certain practice management and administrative services to physician practices with a total of 66 physicians, including 63 of the 190 nephrologists affiliated with the Company's outpatient dialysis centers. In addition, the Company operates a business providing wound care and diabetic services. Because of the chronic nature of ESRD and the fact that many ESRD patients also have diabetes, many of RCG's dialysis patients also have needs for wound care services.

         RCG is a Delaware corporation that commenced business in February 1996, with the simultaneous acquisition (the "Combination") of Kidney Care, Inc. and Medical Enterprises Ltd., D.M.N. Professional Corporation, Tyler Nephrology Associates, Kansas Nephrology Association, and Renal Care Group, Inc., a Tennessee corporation (collectively, the "Founding Companies"). RCG's principal executive offices are located at 2100 West End Avenue, Suite 800, Nashville, Tennessee 37203, and its telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

End-Stage Renal Disease

         ESRD is the state of advanced kidney failure, which is irreversible and ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients require either dialysis for the remainder of their lives or a successful kidney transplant. In 1996 dialysis was the primary treatment for approximately 72% of all ESRD patients, and transplantation was the method of treatment for the remaining 28% of ESRD patients.

         According to United States Renal Data System ("USRDS") estimates, the total direct medical payments for ESRD exceeded $14.6 billion during 1996. Of the total direct medical payments for ESRD, approximately $11.0 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD regardless of their age or financial circumstances, if they are eligible for Social Security.

         According to HCFA data, the number of ESRD patients in the United States requiring dialysis grew from approximately 66,000 in 1982 to approximately 216,000 in 1996. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients was approximately 268 patients per million in 1996 as compared to 111 patients per million in 1984.

         USRDS data also indicate that the ESRD incidence rate increased by 78.7% from 1987 to 1996, with an increase of 90.7% in patients ages 65 to 74 and 234% in patients ages 75 and older. The growth in the number of ESRD patients has resulted principally from the aging of the population along with better treatment of, and better survival rates for, patients with high blood pressure, diabetes and other illnesses that lead to chronic kidney disease. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease

         Currently, there are three treatment options for ESRD:

         - hemodialysis, which is performed either in a hospital setting, an outpatient facility or a patient's home,

         - peritoneal dialysis, which is generally performed in the patient's home, and

         -        kidney transplant surgery.

         According to HCFA data, in 1996 approximately 84% of patients on dialysis in the United States received outpatient hemodialysis and approximately 16% received hemodialysis or peritoneal dialysis in their homes.

         Hemodialysis is the most common form of ESRD treatment. It is generally performed either in a freestanding center or in a hospital. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient's blood and another device that controls external blood flow and monitors certain vital signs of the patient. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the patient's blood cross the membrane into the dialysis fluid. Hemodialysis usually takes approximately four hours and is generally administered three times per week for the life of the patient.

         Peritoneal dialysis is typically performed by the patient at home and uses the patient's peritoneal (abdominal) cavity to eliminate fluids and toxins in the patient's blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis ("CAPD") and continuous cyclic peritoneal dialysis ("CCPD") are the most common. CAPD uses a sterile dialysis solution introduced through a catheter that is surgically implanted in the patient's peritoneal cavity. Toxins in the blood continuously cross the peritoneal membrane into the dialysis solution. After several hours, the patient drains the used solution and replaces it with fresh solution. CCPD is similar to CAPD but uses a mechanical device to cycle dialysis solution through the peritoneal membrane while the patient is sleeping or at rest. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient center or by a visit by the patient to a center.

         Kidney transplants, when successful, are the most desirable form of ESRD therapy. However, the shortage of suitable donors severely limits the availability of this surgical procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants annually. Typically, transplant surgery is performed by transplant surgeons and not nephrologists.

Ancillary Services

         RCG provides a variety of ancillary services to treat ESRD patients. The most significant ancillary service is the administration of erythropoietin (also known as epogen(R) or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. It is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. Other ancillary services offered by RCG, depending on medical appropriateness, include tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient's nerves, Doppler flow testing for the effectiveness of the patient's vascular access for dialysis, and blood transfusions.

Nephrology Practice

         Caring for ESRD patients is typically the primary clinical activity of a nephrologist. Other clinical activities of a nephrologist include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist typically assumes the role of primary care physician for the ESRD patient. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. A nephrology group's practice often covers a relatively large geographic service area, but, outside metropolitan areas, a large geographic area may be served by only one nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the clinical outcomes of kidney transplant patients.

RECENT ACQUISITION AND DEVELOPMENT ACTIVITIES

         In January 1998, RCG acquired nine dialysis facilities in Arkansas, Oklahoma and Missouri in a series of merger transactions. The facilities also provide in-patient dialysis treatment services to six area hospitals. RCG issued 1,947,351 shares of common stock in these transactions.

         In February 1998, RCG formed a joint venture with Oregon Health Sciences University, Legacy Health System and Comprehensive Kidney Center to operate six dialysis facilities and a home dialysis program in the greater Portland, Oregon area. RCG acquired an 80% interest in the joint venture for cash.

         In February 1998, RCG formed a joint venture with Saint Luke's Hospital of Kansas City to provide outpatient dialysis services.

         In April 1998, RCG completed a merger with companies that operated four dialysis facilities in Missouri. The facilities also provide acute, in-patient treatment services to three hospitals. RCG issued approximately 387,984 shares of common stock in this transaction.

         In April 1998, the Company also completed the acquisition of a dialysis center in Corpus Christi, Texas.

         In August 1998, RCG acquired the assets of two hospital-based outpatient dialysis programs located in the Kalamazoo, Michigan area.

         In August 1998, RCG acquired a dialysis facility located in Anniston, Alabama.

         In September 1998, RCG formed a joint venture with Columbus Regional Hospital and a local physician to own and operate a dialysis center in Columbus, Indiana.

         In October 1998, RCG purchased the assets of two dialysis facilities in Port Arthur, Texas. In October 1998, RCG also acquired the assets of Vivra Health Advantage, the wound and diabetes treatment care division of Vivra Specialty Partners. Vivra Health Advantage became part of the Company's wholly-owned subsidiary, Integrated Wound Care Systems, Inc.

         In December 1998, RCG formed a joint venture with Froedtert Hospital in Milwaukee, Wisconsin to provide outpatient dialysis services in conjunction with the Medical College of Wisconsin. Initially, the joint venture will operate two existing dialysis facilities and begin construction of a new clinic. The joint venture will also provide acute dialysis services to three area hospitals.

         In January 1999, RCG completed a merger with Dialysis Centers of America, Inc., the operator of 12 dialysis facilities located in metropolitan Chicago. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. RCG issued approximately 3,226,546 shares of common stock in the merger.

OPERATIONS

Location, Capacity and Use of Facilities

         As of December 31, 1998, RCG operated 160 outpatient dialysis centers in 19 states with 2,646 certified dialysis stations. RCG leased 139 centers and owned 21 centers. The Company also provided inpatient dialysis services to 94 acute care hospitals. During 1998, 1,600,077 hemodialysis treatments were provided at RCG's facilities.

         RCG estimates that on average its centers were operating at approximately 65% of capacity as of December 31, 1998, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management believes RCG can increase the number of dialysis treatments at its existing centers without making significant additional capital expenditures.

Operation of Facilities

         RCG's dialysis centers provide outpatient hemodialysis and related services to ESRD patients in a convenient setting. Most of RCG's centers use technologically advanced dialysis equipment to provide effective and efficient dialysis. The Company's centers generally contain between 10 and 30 dialysis stations, a nurses' station, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of RCG's centers also have a designated area for training patients in home dialysis.

         For RCG to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as Medical Director for each of RCG's centers and must supervise medical aspects of the center's operations. An administrator, typically a registered nurse, who is responsible for the day-to-day operations of the center and oversight of the staff, manages each center. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. Each center is staffed in a manner that allows the scheduling of personnel to be adjusted according to the number of patients receiving treatments.

Home Dialysis

         All of RCG's centers offer home dialysis and various forms of peritoneal dialysis, primarily CAPD or CCPD. As of December 31, 1998, approximately 12% of RCG's patients received home dialysis. RCG's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. The Company believes that home dialysis is important to the development of a full range of dialysis care and intends to expand its home dialysis program.

Hospital and Skilled Nursing Facility Care

         Some of RCG's centers provide in-patient dialysis services to hospitals in their service areas. As of December 31, 1998, RCG had contracts to provide inpatient services to 94 hospitals. Under these contracts, RCG typically provides equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. These inpatient dialysis services are typically required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who require hospitalization for other reasons. Most of RCG's hospital contracts specify predetermined fees per dialysis treatment. The Company believes that such fees may be subject to re-negotiation in the future as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

         RCG also provides staff-assisted dialysis services to skilled nursing facilities in the Phoenix, Arizona metropolitan area. A central office dispatches personnel, equipment and supplies required to perform dialysis treatments at skilled nursing facilities.

University Division

         RCG currently manages the dialysis programs at Vanderbilt University Medical Center, and is the managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, the University of Arkansas and Froedtert Hospital (a hospital affiliated with Medical College of Wisconsin). The Company also provides home dialysis services for a group of patients at the University of Arkansas. RCG expects these affiliations will expand its patient base and provide opportunities for the development of new centers. Furthermore, RCG expects these affiliations to provide access to outcomes research and highly trained nephrologists who may become Medical Directors at RCG's centers.

Relationships with Nephrologists

         A key factor in the success of a dialysis center is its relationship with local nephrologists. An ESRD patient generally seeks treatment at a center where his or her nephrologist has practice privileges. Consequently, RCG relies on its ability to attract and meet the needs of referring nephrologists in order to gain new patients and to retain existing patients.

Medical Directors

         RCG generally engages practicing, board-eligible or board-certified nephrologists to serve as Medical Directors for its centers. Each Medical Director provides services pursuant to an independent contractor agreement between the Company and the physician or his or her professional practice group. Medical Directors are responsible for the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development and training programs, and assessment of all patients. Medical Directors play an important role in coordinating the delivery of care to maintain ESRD patients' general level of health and to avoid medical complications that might require hospitalization.

         RCG's typical Medical Director agreement has a term of seven years with three-year renewal options. RCG pays the Medical Directors fees that approximate the fair market value of the required supervisory services. These medical director fees are the result of arms-length negotiations. Most of RCG's Medical Director Agreements also include non-competition clauses with specific limitations on the Medical Director's ability to compete with RCG for certain periods of time and in certain geographic areas.

Administrative and Management Services

         As an adjunct to dialysis center operations and as an additional service to affiliated nephrologists, RCG currently offers certain administrative and management services for physician practices. RCG currently provides such services to practices affiliated with 66 physicians, including 63 of the 190 nephrologists affiliated with the Company's outpatient dialysis centers. Under these arrangements, in exchange for a fair market value management fee, RCG typically provides operations management and administrative services, including billing, collection, accounting, human resources and information systems, and may provide certain equipment and supplies to the practice. The physicians generally retain ownership of their practices and the related assets. Each physician is exclusively responsible for providing medical services to his or her patients.

QUALITY ASSURANCE

         In order to optimize therapy and improve outcomes, RCG maintains a quality assurance program. RCG establishes, maintains and monitors quality criteria for its clinical operations and monitors patient outcomes in all of its centers. The Company has a Medical Advisory Board that oversees the development of a protocol-driven clinical management model. A key component of RCG's quality assurance program is involving patients in their own care.

Medical Advisory Board

         RCG's Medical Advisory Board oversees the development and implementation of clinical protocols and the review of patient outcomes. The Medical Advisory Board is chaired by RCG's Chief Medical Officer and is composed of 12 affiliated nephrologists. The Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures. The Medical Advisory Board also works to identify therapy deficiencies and to evaluate technological changes. The Medical Advisory Board's ultimate objective is for RCG to develop a protocol-driven clinical management model that will enable the Company to manage effectively the financial risk associated with ESRD capitation.

Quality Criteria

         Continuous quality improvement is RCG's primary clinical objective. Working to achieve this objective, RCG regularly evaluates the prescribed dialysis treatments and patients' key physiological parameters. The Company's corporate Quality Assurance Coordinator is a registered nurse who oversees RCG's quality assurance program. In addition, each center has a quality assurance committee that typically includes the Medical Director, the center administrator and nurses, as well as other technical personnel. These committees monitor the quality of care in the centers and oversee compliance with applicable regulations.

Outcomes Data

         RCG believes that an important factor in managing ESRD successfully is the development of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, RCG has access to a broad database of treatment-specific outcomes information. RCG's Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company's centers. RCG makes these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while reducing the cost of care. RCG believes that the implementation of such clinical pathways will assist in improving the overall quality and operating efficiencies of its dialysis centers.

Patient Involvement

         RCG also works to improve the quality of care by providing training to ESRD patients both before and after they begin a course of dialysis. The Company works to train patients to participate in their own care to the fullest extent possible. In addition, in some of its centers, RCG, affiliated physicians and patients form "self-care" units in which self-reliance is fostered through instruction and support.

CORPORATE COMPLIANCE PROGRAM

         RCG has developed and is implementing a system-wide corporate compliance program as part of its commitment to comply fully with all applicable laws and regulations and to maintain high standards of conduct by employees throughout the Company. A purpose of the program is to heighten the awareness of employees and affiliated professionals of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to ensure that steps are taken promptly to resolve instances of non-compliance as they are identified.

         The compliance program has been authorized and mandated by RCG's Board of Directors. It addresses general compliance issues and areas of particular sensitivity. As part of the program RCG has published a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. A Compliance Committee comprised of officers and senior managers of RCG and a Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer report to the Board of Directors.

         There can be no assurance that governmental authorities will not challenge RCG's practices or that RCG will not be subject to sanctions or required to alter or discontinue certain of its practices.

REIMBURSEMENT

Sources of Net Patient Revenue

         The following table sets forth information regarding the sources of RCG's net patient revenue:

                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                   1996       1997       1998
                                                   ----       ----       ----

         Medicare                                    68%        64%        60%
         Medicaid                                     6          7          5
         Commercial and other payors                 21         24         29
         Hospital inpatient dialysis services         5          5          6
                                                    ---        ---        ---
                  Total                             100%       100%       100%
                                                    ===        ===        ===

Medicare

         The Social Security Act provides that most U.S. citizens and resident aliens with ESRD are entitled to Medicare coverage. If a physician finds that an eligible person has ESRD, then he or she will be entitled to Medicare coverage if (i) a regular course of dialysis has begun, or (ii) he or she has received a kidney transplant. The Medicare entitlement begins the third month after the month in which a regular course of dialysis is initiated.

         For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of time, Medicare coverage is generally secondary for patients who have qualifying employer group health insurance. The Balanced Budget Act of 1997 extended the period during which Medicare is secondary to a patient's group health plan from 18 months to 30 months effective for items and services provided on or after August 5, 1997. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient's group health coverage generally pays applicable coinsurance payments and deductibles.

         Under the Medicare ESRD program, Medicare reimbursement rates per treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking, but it has not been changed since 1991. Although Medicare reimbursement limits the allowable charge per treatment, it provides RCG with predictable and recurring treatment revenue.

         The Medicare ESRD composite rate for outpatient dialysis services currently averages $126 per treatment in freestanding facilities. The Medicare ESRD composite rate is subject to regional differences based on certain factors, including labor costs. HCFA or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of conducting business.

         The Medicare ESRD composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by RCG. Certain other services and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services. RCG usually submits Medicare claims monthly and is usually paid within 30 days of the submission.

Changes in the Medicare ESRD Composite Rate

         The Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average Medicate ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. Congress increased the Medicare ESRD composite rate, effective January 1991, resulting in the current average rate of $126 per treatment.

         The Medicare ESRD composite rate has been the subject of a number of reports and studies. In April 1991, the Institute of Medicine, an organization chartered by the National Academy of Sciences and an advisor to the federal government, released a report recommending that the Medicare ESRD composite rate be adjusted for the effects of inflation. In March 1996, the Prospective Payment Assessment Commission ("PROPAC") recommended that the Medicare ESRD composite rate be increased by 2.0% for freestanding facilities for fiscal year 1997.

         In response to PROPAC's March 1996 report, HCFA announced in August 1996 that an increase in the Medicare ESRD composite rate might be appropriate within the next few years. In making this announcement, HCFA also stated that any rate increase would be considered in the context of Medicare budgetary concerns. Nevertheless, HCFA stated that it may recommend an update to the Medicare ESRD composite rate for fiscal year 1998.

         In January 1996, HCFA announced a three-year demonstration project involving the enrollment of ESRD patients in managed care organizations. The demonstration project would adjust payment rates based upon treatment status, age groups and the cause of renal failure. Based upon the results of the demonstration project, HCFA has stated it would make recommendations to Congress concerning the appropriateness of paying for ESRD services on a capitated basis. Congress is not required to implement these recommendations and could either raise or lower the reimbursement rate.

         During the most recent congressional session, there were various proposals for the reform of numerous aspects of Medicare. RCG is unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare

ESRD composite rate could have a material adverse effect on RCG's earnings, financial condition and business.

Medicare Reimbursement for EPO

         RCG also derives a significant portion of its revenue and earnings from the administration of erythropoietin. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In 1997 the Department for Health and Human Services Office of Inspector General conducted a review of EPO reimbursement and recommended a $1 reduction per 1,000 units in Medicare reimbursement for EPO. Last year the President's budget for Fiscal Year 1999 proposed a $1 reduction, but the proposal did not pass. The President's recently proposed budget for Fiscal Year 2000 again includes a proposal to reduce EPO reimbursement by $1 per 1,000 units. RCG is unable to predict whether any changes in EPO reimbursement will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on RCG's earnings, financial condition and business.

         HCFA also places limits on EPO reimbursement based on patients' hematocrit levels. Hematocrit is a measure of anemia. Currently, if a patient's hematocrit is below 36%, HCFA approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient's average hematocrit over a three-month period is higher than 36%, then the provider must either reduce the amount of EPO being administered by at least 20% or Medicare reimbursement will be reduced and calculated as if the provider had reduced the amount of EPO administered by 20%. Prior to 1998, no Medicare reimbursement was available for patients with average hematocrits higher than 36.5%. RCG is unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on RCG's earnings, financial condition and business.

Medicaid Reimbursement

         Medicaid programs are health care programs partially funded by the federal government that are administered by the states. These programs generally provide coverage for uninsured patients whose income and assets fall below levels determined by the states. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide coverage for certain items (for example, oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any coinsurance amounts. Some states, however, require beneficiaries to pay a share of the cost based upon their income or assets. RCG is a licensed ESRD Medicaid provider in all of the states in which it does business.

Private Reimbursement/Acute Care Contracts

         Before Medicare becomes a patient's primary payor, the patient's own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rate set by Medicare. RCG has also negotiated managed care contracts with certain payors at rates that are higher than the Medicare ESRD composite rate, but rates under these managed care contracts are generally lower than those RCG charges other private payors. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse RCG for the patient's copayment of 20% of the Medicare per treatment rate. RCG also receives payments from hospitals under 94 acute care contracts at rates significantly higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and RCG and approximate fair market value of the services provided by RCG.

GOVERNMENT REGULATION

General

         Federal, state, and local governments regulate the operation of dialysis centers by RCG. Applicable federal and state statutes and regulations require RCG to meet various standards relating, among other things, to licensure, management of dialysis centers, patient care personnel, maintenance of proper records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, through certificate of need, or CON, programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Further, RCG is subject to federal and state laws governing, among other things, the relationships between RCG and physicians, patient referrals, and false claims. To date, the dialysis centers owned by RCG have maintained their licenses and Medicare and Medicaid certifications.

         RCG believes it substantially complies with applicable federal and state laws. However, if a state or the federal government finds that RCG has not complied with these laws, then RCG could be required to change its way of operating, and any changes could have a negative impact on RCG. RCG believes that the health care services industry will continue to be subject to extensive regulation at the federal, state, and local levels. RCG cannot predict the scope and effect of future regulation of its business and cannot predict whether health care reform will require RCG to change its operations or whether such reform will have a negative impact on RCG.

         To receive Medicare reimbursement for dialysis services, dialysis centers operated by RCG must be certified by the Health Care Financing Administration as meeting certain requirements. All of the dialysis centers operated by RCG are certified under the Medicare program. HCFA recently announced that it is in the process of revising the current Medicare conditions of coverage for ESRD services. RCG cannot predict what, if any, changes HCFA might make to the current conditions of coverage and whether RCG will be able to meet new or revised conditions of coverage. Any changes to the Medicare conditions of coverage for ESRD facilities could require RCG to change its operations and could have a negative effect on the business and profitability of RCG. A loss of certification to participate in the Medicare and

Medicaid programs, loss of licenses under the laws of any state or other government authorizations could have a negative effect on RCG. In addition, any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on RCG's business.

         RCG cannot predict whether it will be held responsible for actions previously taken by acquired companies before RCG purchased them. RCG also cannot predict whether its operations, or the previous operations of acquired companies, will be reviewed or challenged by the government. Any review or challenge of its operations could have a negative impact on RCG.

The Anti-Kickback Statute

         Under Medicare, Medicaid, and other government-funded health care programs such as the CHAMPUS program, federal and state governments enforce a federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering or paying any type of benefit to another person in exchange for the referral of a patient covered by Medicare, Medicaid or other federally-subsidized program. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states have similar anti-kickback statutes.

         Any person or entity which violates the Anti-Kickback Statute may be penalized. These penalties include criminal fines of up to $25,000 per violation and imprisonment. In addition, the government may impose civil penalties of up to $50,000 per violation, plus three times the actual damages to the government resulting from the Anti-Kickback Statute violation. Further, the Secretary of the Department of Health and Human Services, HHS, has the authority to exclude or bar individuals or entities who violate the Anti-Kickback Statute from participating in Medicare and Medicaid.

         The Anti-Kickback Statute is a broad law, and courts have not been consistent in their interpretations of it. Courts have stated that, under certain circumstances, the Anti-Kickback Statute is violated when just one purpose, as opposed to the primary purpose, of a payment is to induce referrals. To clarify what acts or arrangements will not be subject to prosecution by the Office of Inspector General of HHS or the United States Attorney, HHS adopted a set of safe harbor regulations and has proposed additional safe harbor regulations. HHS continues to publish clarifications to these safe harbors. If an arrangement meets all of the requirements of a safe harbor, it will not be considered to violate the Anti-Kickback Statute. The types of arrangements covered by safe harbors which are not subject to enforcement actions by the government include, but are not limited to, certain investments in companies whose stock is traded on a national exchange, certain small company investments in which physician ownership is limited, rental of space, rental of equipment, personal services contracts, management contracts, sales of physician practices, physician referral services, warranties, discounts, payments to employees, group purchasing organizations, and waivers of beneficiary deductibles and co-payments. Each type of arrangement must meet a number of specific requirements in order to enjoy the benefits of the applicable safe harbor. Meeting the requirements of a safe harbor will protect an arrangement from enforcement action by the government. However, the fact that an arrangement does not meet the requirements of a safe harbor does not mean that the arrangement is necessarily illegal or will be prosecuted under the Anti-Kickback Statute.

         RCG seeks to satisfy as many safe harbor requirements as possible when it is structuring its business arrangements. However, not all of RCG's arrangements satisfy all elements of a safe harbor. Management believes RCG has a reasonable basis for concluding that it substantially complies with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. RCG believes that its current arrangements with nephrologist owners, Medical Directors, laboratories, suppliers, hospitals, and other sources of referrals to its dialysis centers materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to the interpretations made by RCG or may require RCG to change its practices. If an agency were to take such a position, it could adversely affect RCG.

The Stark Law

         Congress has passed significant prohibitions against certain physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for certain designated health services to entities with which the physician, or an immediate family member of the physician, has a financial relationship. The term "financial relationship" is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in Medicare or Medicaid.

         As originally enacted, the Stark Law restricted referrals for clinical laboratory services. This version of the Stark Law is also called Stark I. Effective January 1, 1995, the Stark Law was expanded to include, in addition to clinical laboratory services, a list of designated health services, including physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging (MRI), computerized axial tomography (CAT) scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This version of the Stark Law is also known as Stark II. These listed services are called "designated health services" under the Stark Law.

         The Stark Law defines a financial relationship broadly to include (i) a physician's ownership or investment interest in an entity and (ii) a compensation relationship between a physician and an entity. RCG has compensation arrangements with its Medical Directors or the professional practices of the Medical Directors. The Medical Directors or their practices may also own shares, and options to purchase shares, of common stock of RCG; and, if so, the Medical Directors would have a direct or indirect investment interest in RCG. Therefore, the Medical Directors may have financial relationships with RCG for purposes of the Stark Law and they would not be able to refer patients to RCG dialysis centers for designated health services unless a Stark Law exception applies.

         Dialysis is not listed as a designated health service under the Stark Law. However, the definition of "designated health services" includes some items and services that are components of dialysis or which may be provided to patients by RCG in connection with their dialysis services. Final regulations adopted by HHS under Stark I contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. HHS has proposed regulations for Stark II that exclude from the Stark Law prohibition all services furnished in a dialysis facility which are included in the Medicare ESRD composite rate. The Stark II proposed regulations also exclude from the definition of outpatient prescription drugs, a designated health service, EPO and other drugs furnished as part of dialysis treatment, whether or not they are included in the Medicare ESRD composite rate. Further, the proposed regulations would exclude from the definition of "inpatient hospital services" any dialysis services provided by a hospital which is not certified by HCFA to provide dialysis services. This would have the effect of excluding from the Stark Law prohibition, any dialysis services provided by an RCG facility under an acute dialysis contract with a hospital if that hospital is not certified to provide dialysis directly. Finally, the proposed Stark II regulations would exclude from the definition of "durable medical equipment" all equipment and supplies used in connection with home dialysis. These proposed Stark II regulations, if adopted, would exclude most of the items and services connected with dialysis from the Stark Law prohibitions. However, the proposed Stark II regulations have elicited significant comments from the public, and HHS has not finalized the regulations. RCG cannot predict when HHS will finalize the Stark II proposed regulations or whether HHS will finalize these regulations in their proposed form.

         Until the Stark II proposed regulations are final, designated health services, other than clinical laboratory services included in the ESRD composite payment rate, provided in an ESRD center are technically subject to the Stark Law. In addition, all clinical laboratory services billed by RCG outside of the Medicare ESRD composite rate technically fall under the Stark Law's referral prohibition.

         If the Stark Law applies to the relationships between RCG and its referring physicians, there are exceptions to the Stark Law which, if certain requirements are met, would permit such a physician to refer patients to RCG for designated health services. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include the following: (i) employment relationships; (ii) personal services contracts; and (iii) space and equipment leases. If a compensation arrangement between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. RCG believes its compensation arrangements with physicians who refer to RCG meet the requirements for an exception under the Stark Law. For example,

RCG believes that its agreements with Medical Directors or their professional practices materially satisfy the Stark Law exception for personal services agreements.

         The Stark Law also includes an exception for a physician's ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the NASDAQ System and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders' equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of March 1, 1999, RCG had stockholders' equity of more than $75.0 million. RCG believes that physician ownership of RCG stock satisfies this Stark Law exception.

         If an entity violates the Stark Law, it could be responsible for civil penalties of up to $15,000 per prohibited claim and may be subject to exclusion from Medicare and Medicaid. If the Stark Law applies to the relationships between RCG and its referring physicians and no exceptions under the Stark Law are available, then RCG may be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If RCG is found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then RCG could be required to repay amounts it received from Medicare for those services and could be subject to civil monetary penalties. If RCG is required to repay amounts to Medicare or is subject to fines, RCG could be harmed.

         Many states have physician ownership and referral statutes that are similar to the Stark Law. RCG believes it is in substantial compliance with applicable state laws on physician relationships and referrals. However, any finding that RCG is not in compliance with these state laws could require RCG to change its operations and could have a negative impact on RCG.

The Health Insurance Portability and Accountability Act of 1996

         In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996, also called HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs, and expanded the authority of the Office of the Inspector General to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.

         Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity which knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment or both. Also under HIPAA, any person or entity which knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of health care services by a health care benefit plan is subject to a fine, imprisonment or both.

         HIPAA also required the Office of the Inspector General of HHS, known as the OIG, to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities which requested it. However, advisory opinions are published and made available to the public, and they provide guidance on those practices the OIG believes may violate federal law. RCG has not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers. RCG believes, but cannot promise, that its business practices substantially comply with the general principles expressed by the OIG in these advisory opinions.

         In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of such opinions, RCG had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. RCG stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, the Company has made grants to certain charitable foundations that may, but are not required to, provide for such premium payments on behalf of ESRD patients. RCG believes, but cannot promise, that its current practices regarding supplemental insurance substantially comply with HIPAA and these advisory opinions.

The False Claims Act

         The federal False Claims Act gives the federal government an additional way to police false bills or requests for payment for health care services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Under the False Claims Act, the term "person" means an individual, company, or corporation. The federal government has used the False Claims Act widely to prosecute fraud against Medicare and other governmental programs in areas such as coding errors, billing for services not provided and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities which bill services at a higher reimbursement rate than is allowed and billing for care that is not medically necessary.

         The penalty for violation of the False Claims Act ranges from $5,000 to $10,000 for each fraudulent claim plus three times the amount of damages caused to the government as a result of each fraudulent claim. In addition to the False Claims Act, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act.

Civil Monetary Penalties

         The Secretary of HHS may impose civil monetary penalties on any person or entity that presents or causes to be presented certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. HHS can impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

         - for physician services the person or entity knew or should have known were rendered by a person who was unlicensed, or misrepresented either his qualifications in obtaining his or her license or his or her certification in a medical specialty;

         - were furnished by a person who was then-excluded from the program to which the claim was made; or

         - that show a pattern of medically unnecessary items or services.

         Penalties also may be imposed on a person or entity which violates rules regarding the assignment of payments, that knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital, or which offers inducements to beneficiaries for program services. Persons who have been excluded from the program and who retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the federal Anti-Kickback law, payments to limit certain patient services and improper execution of statements of medical necessity.

Health Care Legislation

         Congress may enact legislation in the future which may significantly change the Medicare ESRD program or reduce the amount that Medicare and Medicaid will pay for services offered by RCG. In addition, a Congressional conference report to a previous reconciliation bill called for the Department of Health and Human Services to report to Congress no later than December 31, 1999 with recommendations on expanding the definition of individuals eligible to enroll in the bill's proposed MedicarePlus managed care plan to include ESRD patients.

         Federal and state statutes or regulations may be enacted to impose additional requirements on RCG to continue to provide services to ESRD patients, to provide new services, or to maintain eligibility to participate in federal and state payment programs. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing reimbursement to RCG or the manner in which RCG provides services to patients could have a material impact on RCG and could adversely affect its profitability.

COMPETITION

         The dialysis industry is fragmented and highly competitive. Competition for qualified physicians to act as Medical Directors is also significant. According to HCFA, there were more than 3,000 dialysis centers in the United States at the end of 1996. RCG believes that approximately 50% were owned by multi-center dialysis companies, 25% were owned by independent physicians and other small operators and 25% were hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. A.G. Other large competitors of the Company include Total Renal Care Holdings, Inc., which acquired Renal Treatment Centers, Inc. during 1998, and Gambro Healthcare, Inc., which acquired VIVRA Incorporated during 1997. In addition, Fresenius and Gambro are both vertically integrated providers that sell dialysis equipment and supplies, as well as operating dialysis centers. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Some of RCG's competitors have substantially greater financial resources than RCG and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. RCG believes that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. RCG may also experience competition from centers established by former Medical Directors or other referring physicians. There can be no assurance that RCG will compete effectively with any such competitors.

INSURANCE

         RCG maintains professional liability insurance and general liability insurance policies for all of its operations. RCG also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation, and directors and officers liability. However, there can be no assurance that the aggregate amount and kinds of RCG's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

EMPLOYEES

         At December 31, 1998 RCG employed 3,312 full-time employees and 142 part-time employees. Of the total employees 125 were employed at the Company's headquarters and 3,329 were employed at the Company's facilities. In management's opinion, employee relations are good.

RISK FACTORS

         You should carefully consider the risks described below before investing in RCG. The risks and uncertainties described below ARE NOT the only ones facing RCG. Other risks and uncertainties that we have not predicted or assessed may also adversely affect our company.

         If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

FAILURE TO INTEGRATE ACQUIRED COMPANIES WILL ADVERSELY AFFECT OUR PROFITABILITY

         RCG has been in business only since February 1996 and has grown significantly by acquisitions since then. Some of our acquisitions have occurred within the past few weeks or months. We also intend to acquire more companies in the future. We may be unable to integrate the acquired businesses successfully or achieve anticipated economic, operational and other benefits in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. The failure to integrate acquisitions successfully will damage our earnings, financial condition or business.

CHANGES IN THE MEDICARE OR MEDICAID PROGRAMS COULD ADVERSELY AFFECT OUR BUSINESS

         Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 68% of our net revenue for 1996, 64% of our net revenue for 1997 and 60% of our net revenue for 1998 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 6% of our net revenue for 1996, 7% of our net revenue for 1997, and 5% of our net revenue for 1998, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could adversely affect our earnings, financial condition or business:

         - the amount paid to us under government programs for our services could be reduced;

         - the costs associated with performing our services that are subject to inflation, such as labor and supply costs, could increase without a corresponding increase in reimbursement rates;

         - certain ancillary services, for which we are reimbursed separately, may become included in the flat composite rate, thereby reducing our revenue; or

         - changes in laws, or the interpretations of laws, could cause us to modify our operations.

ERYTHROPOIETIN REIMBURSEMENT DECREASES, COST INCREASES OR SUPPLY SHORTAGES WILL ADVERSELY AFFECT OUR EARNINGS

         Any decrease in the reimbursement of Erythropietin could significantly affect our revenue and earnings. Erythropoietin is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO, much of which are reimbursed through government programs, were approximately 19% of net revenue for 1996, 21% of net revenue for 1997, and 23% of net revenue for 1998. President Clinton has included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2000 budget. Further, EPO is produced by a single manufacturer, and any interruption of supply or cost increases could adversely affect our earnings, financial condition or business.

PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS PAYMENT DECREASES COULD ADVERSELY AFFECT OUR EARNINGS

         Any reduction in the rates paid by private insurers, hospitals or managed care organizations or a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on our earnings, financial condition or business. We estimate that approximately 26% of our net revenue for 1996, 29% of our net revenue for 1997, and 35% of our net revenue for 1998, were derived from sources other than Medicare and Medicaid. In general, payments by private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our earnings, financial condition or business:

         - an increase in the dialysis procedures reimbursed by private insurers, hospitals or managed care companies could cause such organizations to reduce the rates they pay us;

         - a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which currently have lower rates for our services; or

         - the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

OUR RATE OF GROWTH IS SUBJECT TO OUR ABILITY TO MAKE FUTURE ACQUISITIONS

         Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of dialysis centers. However, we may be unable to continue to identify and complete suitable acquisitions or obtain the necessary financing. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses that we acquire may not perform sufficiently to justify our investment or may not be integrated successfully into our existing business. If we are unable to make additional acquisitions on suitable terms, we may not meet our revenue growth expectations.

ACQUISITIONS MAY DILUTE OWNERSHIP AND REQUIRE ADDITIONAL DEBT

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. Further, amortization and other expenses may arise from previous acquisitions due to changes in accounting requirements. This additional debt and amortization expense may significantly reduce our profitability and materially and adversely affect our earnings, financial condition or business.

LIABILITIES MAY ARISE FROM ACQUIRED BUSINESSES

         We have acquired and intend to continue to pursue acquiring businesses that may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify any practices that may give rise to unknown or contingent liabilities and thereafter conform them to our standards, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from prospective sellers, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

REDUCTIONS IN PHYSICIAN REFERRALS MAY ADVERSELY AFFECT OUR EARNINGS

         Our dialysis centers depend on local nephrologist referrals. Typically, one or a few physicians account for all or a significant portion of the patient base at a center, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could have a material adverse effect on our earnings, financial condition and business. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, such physicians may be forced to stop referring to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients.

GOVERNMENT REGULATION CAN HAVE A LARGE IMPACT ON OUR BUSINESS

         If our business is alleged or found to violate heath care or other applicable laws, our earnings, financial condition or business may be adversely affected. We are subject to extensive federal, state and local regulation regarding the following:

         - fraud and abuse prohibitions under health care reimbursement laws,

         -        patient referrals prohibitions and limitations,

         - false claims prohibitions under health care reimbursement laws,

         -        facility licensure,

         -        health and safety requirements,

         -        environmental compliance, and

         -        medical and toxic waste disposal.

Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, it is possible that some of our practices might be challenged under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could result in a material adverse effect on our earnings, financial condition or business. These matters are discussed in more detail under the subheading of "Government Regulation" within the "Business" section of this annual report.

INDUSTRY CHANGES COULD ADVERSELY AFFECT OUR BUSINESS

         The health care industry in the United States is in a period of rapid change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and capital expenditures. In addition, proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may further increase government regulation of or other involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our earnings, financial condition or business.

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION

         The dialysis industry is fragmented and rapidly consolidating. There are several large dialysis companies that compete for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment. Several of our competitors, including these equipment manufacturers, have substantially greater financial resources and more established operations and infrastructure than RCG. We also experience competition from referring physicians who open their own dialysis centers. There can be no assurance that we will be able to compete effectively with any of our competitors.

WE ARE DEPENDENT ON A FEW KEY PEOPLE

         We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, Raymond Hakim, M.D., Ph.D., Ronald Hinds and Gary Brukhardt, each an Executive Vice President. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers. We do not carry key-man life insurance on any of our officers. The loss by us of any of our executive officers, or the inability to attract and retain qualified management personnel and medical directors, could have a material adverse effect on our earnings, financial condition or business.

BUSINESS RELATIONSHIPS WITH DIRECTORS COULD CREATE CONFLICTS OF INTEREST

         We are a party to medical director agreements with the following members of our Board of Directors or their physician practices: Stephen D. McMurray, M.D., W. Tom Meredith, M.D., Thomas A. Lowery, M.D., John D. Bower, M.D. and Kenneth E. Johnson, M.D., each of whom is also a stockholder of the Company. In addition, we lease space from Dr. Bower, Dr. Lowery and an entity in which Dr. Meredith owns an interest. Another of our directors, Harry R. Jacobson, M.D., serves as the Chancellor of Health Affairs at Vanderbilt University, with which we have an agreement to manage its Medical Center's outpatient dialysis facility. These interests of our directors may give rise to conflicts of interest concerning the fulfillment of their responsibilities as directors, and could result in decisions that may not reflect the interests of all stockholders equally.

INHIBITIONS AGAINST A TAKEOVER

         Our Certificate of Incorporation and Bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of RCG that is not first approved by our Board of Directors. This could occur even if our stockholders are offered an attractive value for their shares or if a substantial number or even a majority of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring RCG to negotiate with and obtain approval from our Board of Directors prior to pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of RCG include the following:

         - a staggered Board of Directors that would require two annual meetings to replace a majority of the Board of Directors;

         - restrictions on calling special meetings at which an acquisition or change in control of RCG might be brought to a vote of the stockholders;

         - blank check preferred stock that may be issued by our Board of Directors without stockholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror; and

         - a poison pill that would substantially dilute the interest sought by an acquiror.

These provisions could also discourage bids for our common stock at a premium and have a material adverse effect on the market price of our common stock.

VOLATILITY OF STOCK PRICE

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors or the health care market;

         -        changes in government regulations; and

         -        changes in earnings estimates by analysts.

         Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, may adversely affect the market price of our common stock.

YEAR 2000 ISSUES MAY RESULT IN LOSS OF REVENUE OR INCREASE IN COSTS

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century and, if not corrected, could fail or create erroneous results by or at the year 2000. We have undertaken, but not completed, an assessment of our year 2000 issues. Until we have completed our assessment, we cannot be sure that our efforts to address our year

2000 issues are appropriate, adequate or complete. Our year 2000 issues could reside in our own systems and in the systems of third parties with whom we have relationships that are material to our operations, such as reimbursement to us from fiscal intermediaries and governmental agencies and the provision of significant utilities and supplies to our centers. Year 2000 issues could cause significant disruptions in our cash flow and operations, which could have a material adverse effect on our earnings, financial condition and business. Matters related to our year 2000 issues are discussed in further detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000."

FORWARD LOOKING STATEMENTS

         Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

         -        the statements discuss our future expectations;

         - the statements contain projections of our future earnings or of our financial condition; and

         -        the statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in this annual report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

ITEM 2. PROPERTIES

PROPERTIES

         As of December 31, 1998, RCG operated dialysis centers in 19 states, of which 139 are located in leased facilities and 21 are owned. The following is a summary of RCG's outpatient dialysis centers by state.

           -------------------------------------------------------
                       OUTPATIENT FACILITIES BY STATE
           -------------------------------------------------------
           Alabama                                              5
           -------------------------------------------------------
           Arkansas                                             9
           -------------------------------------------------------
           Arizona                                             24
           -------------------------------------------------------
           Florida                                              5
           -------------------------------------------------------
           Indiana                                             15
           -------------------------------------------------------
           Kansas                                              12
           -------------------------------------------------------
           Kentucky                                             1
           -------------------------------------------------------
           Louisiana                                            1
           -------------------------------------------------------
           Michigan                                             4
           -------------------------------------------------------
           Mississippi                                         23
           -------------------------------------------------------
           Missouri                                             6
           -------------------------------------------------------
           New Jersey                                           2
           -------------------------------------------------------
           Ohio                                                 6
           -------------------------------------------------------
           Oklahoma                                             3
           -------------------------------------------------------
           Oregon                                               6
           -------------------------------------------------------
           Pennsylvania                                         6
           -------------------------------------------------------
           Tennessee                                            1
           -------------------------------------------------------
           Texas                                               30
           -------------------------------------------------------
           Washington                                           1
           -------------------------------------------------------
           TOTAL                                              160
           -------------------------------------------------------

         Certain of RCG's centers are leased from physicians who practice at the center and who are stockholders of RCG. RCG's leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of RCG's centers ranges from approximately 400 to 17,000 square feet. RCG leases office space in Nashville, Tennessee for its corporate headquarters under a lease that expires in 2002. The Company leases other office space in and around Nashville, Tennessee for its University division, for certain billing and computer operations and for its wound care and diabetic division. RCG considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

         Expansion or relocation of RCG's dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of an application submitted by the Company is necessary for expansion of an existing dialysis center or development of a new center.

         RCG generally owns the equipment used in its outpatient centers. RCG considers its equipment to generally be in good operating condition and suitable for the purposes for which it is being used.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment, which the Company believes will be covered by its professional liability insurance. The Company is not currently a party to any material legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's common stock has been traded on the Nasdaq National Market System under the symbol "RCGI" since February 7, 1996. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System from February 7, 1996 through December 31, 1998.

         On June 13, 1997, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of common stock was issued for every two shares held by shareholders of record at the close of business on July 7, 1997. The additional shares were distributed on July 25, 1997. In addition, on July 23, 1998, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of common stock was issued for every two shares held by shareholders of record at the close of business on August 7, 1998. The additional shares were distributed on August 24, 1998. All financial and share data included in this report have been adjusted for the stock splits.

       ---------------------------------------------------------------------
                       1996                      HIGH                LOW
       ---------------------------------------------------------------------
                  First Quarter                $ 12.563           $ 10.438
       ---------------------------------------------------------------------
                  Second Quarter               $ 15.891           $ 13.000
       ---------------------------------------------------------------------
                  Third Quarter                $ 16.891           $ 11.672
       ---------------------------------------------------------------------
                  Fourth Quarter               $ 16.672           $ 13.609
       ---------------------------------------------------------------------

       ---------------------------------------------------------------------
                       1997                      HIGH                LOW
       ---------------------------------------------------------------------
                  First Quarter                $ 16.328           $ 14.000
       ---------------------------------------------------------------------
                  Second Quarter               $ 18.531           $ 13.219
       ---------------------------------------------------------------------
                  Third Quarter                $ 24.172           $ 17.000
       ---------------------------------------------------------------------
                  Fourth Quarter               $ 24.078           $ 17.422
       ---------------------------------------------------------------------


       ---------------------------------------------------------------------
                       1998                      HIGH                LOW
       ---------------------------------------------------------------------
                  First Quarter                $ 26.750           $ 18.672
       ---------------------------------------------------------------------
                  Second Quarter               $ 29.375           $ 22.500
       ---------------------------------------------------------------------
                  Third Quarter                $ 30.203           $ 19.750
       ---------------------------------------------------------------------
                  Fourth Quarter               $ 29.563           $ 23.188
       ---------------------------------------------------------------------

HOLDERS

         As of March 18, 1999, the approximate number of registered stockholders was 3,593 including 243 stockholders of record and approximately 3,350 persons or entities holding common stock in nominee name.

DIVIDEND POLICY

         RCG has never paid any cash dividend on its capital stock. RCG currently anticipates that all of its earnings will be retained to finance the growth and development of its business, and therefore, does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of RCG's Board of Directors and its review of RCG's earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors it deems relevant.

SALES OF UNREGISTERED SECURITIES

         RCG issued the following securities during the fourth quarter of 1998 in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         In October 1998, the Company issued 55,787 shares of common stock to the former owners of H.H. Hiner, P.C. and Southeast Texas Nephrology Associates, P.A. and Hervy Hiner, M.D. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Historical Financial Data - Renal Care Group, Inc. on page 32 represent the historical results of operations of the Company and include the results of operations of certain businesses that were acquired during 1996 in pooling-of-interests transactions. This information does not include the results of operations for the Founding Companies for any periods prior to the date of RCG's initial public offering in February 1996.

         The Selected Combined and Pro Forma Financial Data - Renal Care Group, Inc. and Founding Companies on page 33 represent the results of operations had the Founding Companies and the Company been combined for all periods presented without giving effect to the initial public offering for periods prior to February 1, 1996 except on a pro forma basis.

         The Combination was accounted for using historical cost, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48, because no single owner group from any of the Founding Companies held more than 50% equity interest in RCG as of the closing of RCG's initial public offering. Accordingly, the Company has recorded the net assets acquired at the Founding Companies' historical cost basis, as determined by generally accepted accounting principles.

         The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-8.

         The Selected Historical Financial Data - Renal Care Group, Inc. for the years ended December 31, 1996, 1997 and 1998 are derived from audited data included elsewhere in the Form 10-K. The unaudited combined financial data have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the combined financial position and the combined results of operations for the periods presented. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Form 10-K.

          SELECTED HISTORICAL FINANCIAL DATA -- RENAL CARE GROUP, INC.
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,(1)
                                                       ---------------------------------------------------------------
                                                        1994(2)       1995(2)        1996         1997         1998
                                                       --------      --------      --------     --------     ---------
INCOME STATEMENT DATA:
  Net revenue.....................................     $ 41,627      $ 42,971      $129,518     $214,009     $ 369,372
  Patient care costs..............................       25,003        26,908        90,122      145,922       242,426
  General and administrative expenses.............        8,721         8,701        13,364       21,806        35,132
  Provision for doubtful accounts.................        1,418         2,355         2,446        4,824         9,986
  Depreciation and amortization...................        1,484         1,580         4,541        9,016        18,418
  Merger expenses.................................           --            --         1,960          300         1,000
                                                       --------      --------      --------     --------     ---------
  Total operating costs and expenses..............       36,626        39,544       112,433      181,868       306,962
                                                       --------      --------      --------     --------     ---------
  Income from operations..........................        5,001         3,427        17,085       32,141        62,410
  Interest income (expense), net..................         (363)         (452)          619          583        (3,076)
                                                       --------      --------      --------     --------     ---------
  Income before income taxes and minority interest        4,638         2,975        17,704       32,724        59,334
  Minority interest...............................           --            --            --          955         3,492
                                                       --------      --------      --------     --------     ---------
  Income before income taxes......................     $  4,638      $  2,975        17,704       31,769        55,842
                                                       ========      ========
  Provision for income taxes......................                                    6,958       11,791        20,631
                                                                                   --------     --------     ---------
  Net income......................................                                 $ 10,746     $ 19,978     $  35,211
                                                                                   ========     ========     =========
  Basic net income per share......................                                 $   0.41     $   0.59     $    0.88
                                                                                   ========     ========     =========
  Basic weighted average shares outstanding.......                                   26,481       33,675        40,201
                                                                                   ========     ========     =========
  Diluted net income per share....................                                 $   0.37     $   0.56     $    0.83
                                                                                   ========     ========     =========
  Diluted weighted average shares outstanding.....                                   28,664       35,595        42,650
                                                                                   ========     ========     =========


                                                                                DECEMBER 31,(1)
                                                       ---------------------------------------------------------------
                                                         1994          1995          1996         1997         1998
                                                       --------      --------      --------     --------     ---------
BALANCE SHEET DATA:
  Working capital (deficit).........................   $  3,171      $ (1,418)     $ 49,462     $ 24,469     $  52,864
  Total assets......................................     17,318        20,765       131,812      248,083       376,845
  Long-term debt....................................      5,420         7,340            --       15,470        62,588
  Stockholders' equity..............................      5,919         4,566        93,325      174,759       229,276

---------

(1) The financial information for the years ended December 31, 1994 and 1995 does not include the Founding Companies. The financial information for the year ended December 31, 1996 includes the results of operations for the Founding Companies after February 1996 when they were acquired by RCG in the Combination simultaneously with its initial public offering.
(2) Net income per share amounts are not presented for the years ended December 31, 1994 and 1995 as the historical results of operations of the Company for these years consisted of non-taxed net income from Main Line and RenalWest which were S corporations; therefore, all taxes were payable personally by the stockholders of the respective entities. Additionally, the entities had materially different equity structures than the Company, and net income per share is not meaningful.

                SELECTED COMBINED AND PRO FORMA FINANCIAL DATA --
                  RENAL CARE GROUP, INC. AND FOUNDING COMPANIES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31, (1)
                                                       -----------------------------------------------------------------
                                                         1994          1995(2)        1996(3)       1997         1998
                                                       ---------      ---------      --------     --------     ---------
INCOME STATEMENT DATA:
  Net revenue ....................................     $ 110,670      $ 115,329      $135,894     $214,009     $ 369,372
  Patient care costs .............................        75,366         80,417        94,849      145,922       242,426
  General and administrative expenses ............        12,616         12,866        13,797       21,806        35,132
  Provision for doubtful accounts ................         2,914          3,995         2,571        4,824         9,986
  Depreciation and amortization ..................         3,414          3,661         4,715        9,016        18,418
  Merger expenses ................................            --             --         1,960          300         1,000
                                                       ---------      ---------      --------     --------     ---------
  Total operating costs and expenses .............        94,310        100,939       117,892      181,868       306,962
                                                       ---------      ---------      --------     --------     ---------
  Income from operations .........................        16,360         14,390        18,002       32,141        62,410
  Interest income (expense), net .................          (646)        (1,013)          525          583        (3,076)
                                                       ---------      ---------      --------     --------     ---------
  Income before income taxes and minority interest        15,714         13,377        18,527       32,724        59,334
  Minority interest ..............................            --             --            --          955         3,492
                                                       ---------      ---------      --------     --------     ---------
  Income before income taxes .....................     $  15,714      $  13,377        18,527       31,769        55,842
                                                       =========      =========
  Provision for income taxes .....................                                      7,025       11,791        20,631
                                                                                     --------     --------     ---------
  Net income .....................................                                   $ 11,502     $ 19,978     $  35,211
                                                                                     ========     ========     =========
  Basic net income per share .....................                                   $   0.41     $   0.59     $    0.88
                                                                                     ========     ========     =========
  Basic weighted average shares outstanding ......                                     28,184       33,675        40,201
                                                                                     ========     ========     =========
  Diluted net income per share ...................                                   $   0.38     $   0.56     $    0.83
                                                                                     ========     ========     =========
  Diluted weighted average shares outstanding ....                                     30,366       35,595        42,650
                                                                                     ========     ========     =========
                                                                                 DECEMBER 31,(1)
                                                       -----------------------------------------------------------------
                                                         1994            1995         1996(1)       1997         1998
                                                       ---------      ---------      --------     --------     ---------
BALANCE SHEET DATA:
  Working capital ................................     $  18,158      $  12,237      $ 49,462     $ 24,469     $  52,864
  Total assets ...................................        49,918         60,899       131,812      248,083       376,845
  Long-term debt .................................         8,630         15,915            --       15,470        62,588
  Stockholders' equity ...........................        26,825         25,358        93,325      174,759       229,276

----------

(1) The financial information for each of the years presented represents the results of operations of Renal Care Group and Founding Companies combined without giving effect to the Company's initial public offering for periods prior to February 1996.
(2) Pro forma information for the year ended December 31, 1995 excludes the following adjustments: (a) the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes; (b) additional estimated corporate overhead of approximately $2,600 that would have been incurred had the Combination occurred at the beginning of 1995; and (c) certain other adjustments to reflect the Combination and the initial public offering.
(3) Pro forma information for the year ended December 31, 1996 gives effect to the provision for federal and state income taxes as if not-for-profit and S-corporations had been subject to such taxes and includes the results of operations for the Founding Companies for the month of January. Net income and diluted net income per share before merger expenses for the year ended December 31, 1996 would have been $12,738 and $0.42, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure. RCG began operating in February 1996 when it acquired the Founding Companies in the Combination simultaneous with its initial public offering. As of December 31, 1998, the Company provided dialysis and ancillary services to approximately 11,400 patients through 160 outpatient dialysis centers in 19 states, in addition to providing acute dialysis services in 94 hospitals.

         For the comparison discussion that follows, the Selected Combined and Pro Forma Data include the financial information of the Founding Companies, and previously reported transactions accounted for as poolings of interests. Because the Founding Companies and Companies added in pooling transactions were independent and not operated by RCG's management before the dates of acquisition, the historical results of such companies before such times may not be indicative of future performance.

         RCG's net revenue has been derived primarily from the following sources:

         -        outpatient hemodialysis services;

         - ancillary services associated with dialysis, primarily the administration of erythopoietin (EPO);

         -        home dialysis services;

         - inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities;

         - management contracts with hospital-based and medical university dialysis programs;

         -        laboratory services; and

         -        wound care and diabetic services.

         ESRD patients typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by HCFA. For the year ended December 31, 1998, approximately 65% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program.

         The Medicare composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by RCG. Certain other services and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients.

         For patients with private health insurance, dialysis was historically reimbursed at rates higher than Medicare during the first 18 months of treatment, and after that time Medicare became the primary payor. Effective August 5, 1997, however, the health insurance coordination period during which private insurance must pay for dialysis was extended to 30 months of treatment, and after that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

RESULTS OF OPERATIONS

         As indicated elsewhere, in February 1996 RCG commenced its business with the simultaneous acquisition of the five Founding Companies in the Combination. As a result of the Combination, a comparison of the current operations of RCG to its historical operations prior to the Combination is not considered meaningful. Therefore, the results of operations for all periods in the table below and in the period comparisons that follow reflect the historical operations of the Company combined with the operations of the Founding Companies on a pro-forma basis as if the Combination had occurred for all periods presented. In addition, after December 31, 1998, RCG merged with Dialysis Centers of America, Inc. in a transaction that will be accounted for as a pooling of interests. As a result, RCG's Financial Statements will be restated, and the results of operations reflected in the table below may not be comparable to those giving effect to the restatement.

         The following table sets forth, results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

                                                           YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------
                                            1996                     1997                      1998
                                    -------------------      -------------------      ---------------------
Net Revenue ......................  $135,894      100.0%     $214,009      100.0%     $ 369,372       100.0%
Patient care costs ...............    94,849       69.8       145,922       68.2        242,426        65.6
General and administrative
   expenses ......................    13,797       10.2        21,806       10.2         35,132         9.5
Provision for doubtful accounts...     2,571        1.9         4,824        2.3          9,986         2.7
Depreciation and amortization ....     4,715        3.5         9,016        4.2         18,418         5.0
Merger expenses ..................     1,960        1.4           300        0.1          1,000         0.3
                                    --------     ------      --------     ------      ---------      ------
Total operating costs and
    expenses .....................   117,892       86.8       181,868       85.0        306,962        83.1
                                    --------     ------      --------     ------      ---------      ------
Income from operations ...........    18,002       13.2        32,141       15.0         62,410        16.9
Interest income (expense) net ....       525        0.4           583        0.2         (3,076)       (0.9)
Minority interest ................        --         --          (955)      (0.4)        (3,492)       (0.9)
                                    --------     ------      --------     ------      ---------      ------
Income before income taxes .......  $ 18,527       13.6%     $ 31,769       14.8%     $  55,842        15.1%
                                    ========     ======      ========     ======      =========      ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Revenue. Net revenue increased from $214.0 million for the year ended December 31, 1997 to $369.4 million for the year ended December 31, 1998, an increase of $155.4 million, or 72.6%. This increase resulted primarily from a 55.1% increase in the number of treatments from 1,031,507 in 1997 to 1,600,077 in 1998. This growth in treatments is a result of the acquisition and development of various dialysis facilities and a 10.0% increase in same-center treatments for 1998 over 1997. In addition, average net revenue per dialysis treatment increased 8.7% from $206 in 1997 to $224 in 1998. The remaining revenue increase is a result of wound care and diabetes revenues following RCG's entrance into that business with the December 1997 acquisition of Integrated Wound Care, Inc. (formerly known as STAT Management, Inc.), higher management fees and increased earnings of unconsolidated partnerships in 1998 compared to 1997. The increase in revenue per treatment was due to an improvement in the Company's payor mix, increases in EPO and other drug utilization, increases in acute hospital services, the implementation of RCG's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $145.9 million for the year ended December 31, 1997 to $242.4 million for the year ended December 31, 1998, an increase of $96.5 million, or 66.1%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the cost of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 68.2% in 1997 to 65.6% in 1998 primarily due to the increase in net revenue per treatment. Patient care cost per treatment increased from $141 in 1997 to $152 in 1998, or 7.8%. This increase is due to costs associated with the utilization of EPO and other drugs, the cost of providing acute hospital services, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $21.8 million for the year ended December 31, 1997 to $35.1 million for the year ended December 31, 1998, an increase of $13.3 million, or 61.0%. General and administrative expenses as a percentage of revenue decreased from 10.2% in 1997 to 9.5% in 1998, primarily as the result of the increase in net revenue for 1998.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of payor mix, billing practices, and other factors. RCG reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon an analysis of payor mix, billing practices and other factors. The provision for doubtful accounts increased from $4.8 million in 1997 to $10.0 million in 1998. The provision for doubtful accounts as a percentage of net revenue increased from 2.3% in 1997 to 2.7% in 1998. This increase in the provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources, the temporary degradation of accounts receivable collections associated with the transition of certain acquisitions and the conversion of patient billing systems.

         Depreciation and Amortization. Depreciation and amortization increased from $9.0 million for the year ended December 31, 1997 to $18.4 million for the year ended December 31, 1998, an increase of $9.4 million, or 104.4%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with the acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $1.0 million for the year ended December 31, 1998, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the mergers in Arkansas, Missouri and Oklahoma during January and April 1998.

         Interest Income (Expense), Net. Interest expense of $3.1 million for the year-ended December 31, 1998 increased $3.7 million compared to RCG's interest income of $583,000 for the year-ended December 31, 1997. The 1998 interest expense is attributable to increased borrowings under RCG's $125.0 million credit facility. Such borrowings were used for a combination of acquisitions, capital expenditures and working capital requirements.

         Income from Operations. Income from operations increased from $32.1 million for the year ended December 31, 1997 to $62.4 million for the year ended December 31, 1998, an increase of $30.3 million, or 94.4%. Income from operations as a percentage of net revenue increased from 15.0% in 1997 to 16.9% in 1998 as a result of the factors discussed above.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in RCG's consolidated entities that are not wholly-owned. As of December 31, 1998, this was primarily comprised of three joint venture partnerships.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Revenue. Net revenue increased from $135.9 million for the year ended December 31, 1996 to $214.0 million for the year ended December 31, 1997, an increase of $78.1 million, or 57.5%. This increase resulted primarily from a 46.6% increase in the number of treatments from 703,549 in 1996 to 1,031,507 in 1997. This growth in treatments is a result of the acquisition and development of various dialysis facilities and an 8.1% increase in same-center treatments for 1997 over 1996. In addition, average revenue per dialysis treatment increased 7.9% from $191 in 1996 to $206 in 1997. The remaining revenue increase is a result of higher management fees and earnings of unconsolidated partnerships in 1997 compared to 1996. The revenue per treatment increase is due to an improvement in RCG's payor mix, increases in EPO and other drug utilization, and the implementation of RCG's in-house laboratory services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $94.8 million for the year ended December 31, 1996 to $145.9 million for the year ended December 31, 1997, an increase of $51.1 million, or 53.9%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue decreased from 69.8% in 1996 to 68.2% in 1997 primarily due to the increase in net revenue per treatment. Patient care cost per treatment increased from $135 in 1996 to $141 in 1997, or 4.4%. This increase is due to EPO and other drug utilization costs, the cost of providing in-house laboratory services, and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $13.8 million for the year ended December 31, 1996 to $21.8 million for the year ended December 31, 1997, an increase of $8.0 million, or 58%. General and administrative expenses as a percentage of revenue remained constant at 10.2% in 1996 and 1997.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of payor mix, billing practices, and other factors. RCG reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. The provision for doubtful accounts increased from $2.6 million in 1996 to $4.8 million in 1997. The provision for doubtful accounts as a percentage of net revenue increased from 1.9% in 1996 to 2.3% in 1997. This increase in provision for doubtful accounts was influenced by the amount of net operating revenues generated from non-governmental payor sources.

         Depreciation and Amortization. Depreciation and amortization increased from $4.7 million for the year ended December 31, 1996 to $9.0 million for the year ended December 31, 1997, an increase of $4.3 million, or 91.5%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with the acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $300,000 represented legal, accounting and employee severance and related benefits in connection with the Corpus Christi acquisition.

         Income from Operations. Income from operations increased from $18.0 million for the year ended December 31, 1996 to $32.1 million for the year ended December 31, 1997, an increase of $14.1 million, or 78.3%. Income from operations as a percentage of net revenue increased from 13.2% in 1996 to 15.0% in 1997 as a result of the factors discussed above.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities which are not wholly-owned. As of December 31, 1997, this was primarily comprised of three joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         RCG requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At December 31, 1998, RCG's working capital was $52.9 million, cash and cash equivalents were $19.9 million, and the Company's current ratio was 1.9 to 1.0. RCG's working capital increased during the year primarily due to acquisitions, the increase in long-term debt primarily to fund those acquisitions and the increase in net income.

         Net cash provided by operating activities was $35.9 million for the year ended December 31, 1998. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets net of liabilities. Net cash used in investing activities was $86.2 million for the year ended December 31, 1998. Cash used in investing activities consisted primarily of $57.7 million of cash paid for acquisitions, net of cash acquired, and $28.8 million of capital expenditures. Cash provided by financing activities was $61.1 million for the year ended December 31, 1998. Cash provided by financing activities resulted primarily from $48.7 million in net borrowings under RCG's line of credit to fund certain acquisitions and an aggregate of $17.3 million from the proceeds, and the related income tax benefit, of stock option exercises.

         RCG is a party to a First Amended and Restated Loan Agreement for a $125.0 million credit facility. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, RCG may borrow up to $5.0 million in swing line loans.

         RCG has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25.

         Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. RCG has obtained total lender commitments of $125.0 million through August 2000. Lender commitments are then reduced to $106.3 million through August 2001, $87.5 million through August 2002 and $68.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On December 31, 1998, there was $62.5 million outstanding under this agreement. In connection with the merger with Dialysis Centers of America, Inc. in January 1999, RCG incurred approximately $32.7 million in additional indebtedness under this agreement to repay certain DCA indebtedness and fund DCA's working capital needs.

         Under the loan agreement, each of RCG's subsidiaries has guaranteed of all of RCG's obligations under the loan agreement. Further, RCG's obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by RCG in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment.

         A significant component of RCG's growth strategy is the acquisition and development of dialysis facilities. RCG believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet RCG's acquisition, expansion, capital expenditure and working capital needs for the next 12 months. However, to finance certain large strategic acquisition opportunities, RCG may need to incur additional short- and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any additional financing will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on acceptable terms.

         Capital expenditures of approximately $30.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of new de novo facilities are planned in 1999. RCG expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. RCG believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods in 1998. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. RCG adopted Statement 130 on January 1, 1998, and the adoption of such statement did not impact the presentation of the accompanying financial statements.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for the fiscal years beginning after December 15, 1997. Management of the Company has reviewed the impact of Statement 131 and the Company adopted such Statement on January 1, 1998. The adoption of Statement 131 did not impact the presentations of the accompanying consolidated financial statements as management concludes that multiple operating segments do not exist within the Company.

IMPACT OF YEAR 2000

         Introduction. The term "year 2000 issue" is a general term used to describe various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources such as the use of special codes and conventions in software that make use of a date field.

         RCG's State of Readiness. RCG's efforts in addressing the year 2000 issue are focused in the following four areas:

         - developing awareness and educating employees regarding the year 2000 issue;

         - implementing procedures to determine whether RCG's software systems and hardware platforms are year 2000 compliant and communicating with suppliers and third party payors to determine whether there will be any interruption in their systems that could affect RCG's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue;

         - evaluating and making necessary modifications to RCG's software and hardware systems and other systems that contain imbedded chips, such as phone systems, which process dates and date sensitive materials; and

         -        testing of systems for year 2000 compliance.

         The Company has completed its initial assessment of key computer systems and electronic devices and expects to complete a more detailed inventory of each facility by April 15, 1999. The Company is developing and implementing plans to remediate year 2000 issues identified in the assessment phase. RCG expects to complete the remediation phase by June 30, 1999 and the testing phase by August 31, 1999. The education phase will be an on-going process throughout 1999.

         RCG is in the process of obtaining written confirmation from vendors that RCG's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Based on an initial assessment of its core clinical and financial systems, the Company has determined the following: (1) over 90% of RCG's core systems are packaged applications licensed from third-party vendors, thus less than 10% were developed internally; and (2) substantially all of such third-party applications have been certified to RCG by their manufacturers as fully Year 2000 compliant, or as upgradable to become compliant with minor upgrades.

         Furthermore, to improve its operating performance and efficiency, RCG has undertaken a number of significant information system initiatives. These initiatives include the selection and implementation of a new laboratory system, a new human resources and payroll system, a new universal patient index and registration system, and a new practice management system. RCG expects these systems to be put into use in 1999. The manufacturers of these new systems have certified that these systems are year 2000 compliant. The Company currently believes that with upgrades or replacements of certain software and hardware, RCG's internal systems will be substantially year 2000 compliant. Nevertheless, there can be no assurance that the software applications and hardware platforms on which RCG's business relies will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Such failures could have a material adverse effect on RCG's financial condition, results of operations and business.

         RCG's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers, and to obtain water, power and other supplies from vendors. RCG is in the process of obtaining written verification from its major suppliers, and certain significant third party payors, to determine whether there will be any interruption in the provision of supplies or reimbursement for services performed resulting from the year 2000 issue. RCG expects to complete this process by May 15, 1999. At this time, HCFA has testified to a committee of the U.S. House of Representatives that it is far behind in remedying year 2000 problems. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of RCG's other significant third party payors to remedy year 2000 related problems could result in a delay in RCG's receipt of payments for services which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder RCG's ability to provide services to patients which could have a material adverse impact on RCG's earnings, financial condition and business.

         RCG is aware that certain of its systems, such as dialysis and other medical equipment, phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include imbedded chips that process dates and date-sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. RCG intends to perform an evaluation of its systems to determine whether RCG needs to repair or replace any chips to avoid year 2000 problems. If RCG fails to identify or remediate any imbedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, there could be a material adverse impact on RCG's earnings, financial condition and business.

         Costs to Address RCG's Year 2000 Issues. RCG will utilize both internal and external resources to complete its year 2000 project. RCG estimates that the cost to remediate year 2000 issues that have been identified and to test systems to verify year 2000 compliance will be between $250,000 and $500,000 and will be incurred primarily in the first and second quarters of 1999. The total cost of the year 2000 effort is not known at this time, but will be determined when the assessment phase of the plan is completed.

         Risks Presented by Year 2000 Issues. RCG is still in the process of evaluating potential disruptions or complications that might result from year 2000-related problems. At this time, RCG has not identified any specific business functions that will suffer material disruption as a result of year 2000-related events. The Company may, however, identify business functions in the future that are specifically at risk of year 2000 disruption. RCG's failure at this point to identify year 2000 risks should not be construed to mean that there is no risk of year 2000-related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, RCG cannot anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario and might have a material adverse effect on RCG's results of operations and business.

         RCG's Contingency Plans. Since RCG has not identified any specific business function that will be materially at risk of significant year 2000 related disruptions, and because a full assessment of the Company's risk from potential year 2000 failures is still in process, RCG has not yet developed detailed contingency plans specific to year 2000 problems. RCG has scheduled an evaluation of the status of completion of its year 2000 initiatives in March 1999 and will determine at that time whether a contingency plan will be developed.

IMPACT OF INFLATION

         A substantial portion of RCG's net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. RCG is unable to increase the amount it receives for the services provided by its dialysis business that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect RCG's results of operations, financial condition and business.

FORWARD-LOOKING INFORMATION

         Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of the Company's strategy, development of the dialysis and nephrology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities and construction, expenditures, interest, costs and income, and the effects of year 2000 issues constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (See "Risk Factors").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         RCG maintains all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which RCG considers cash equivalents; therefore, RCG has no "market risk sensitive instruments," and no disclosure is required under this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and financial statement schedule in Part IV, Item 14(a) (1) and (2) of the report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the sections entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this Report:

                                                                                                Page
                                                                                                ----
                  (1) Index To Financial Statements
                           Report of Independent Auditors                                        F-1

                           Consolidated Balance Sheets at December 31, 1997
                           and 1998                                                              F-2

                           Consolidated Income Statements for the years
                           ended December 31, 1996, 1997, and 1998                               F-4

                           Consolidated Statements of Stockholders' Equity
                           for the years ended December 31, 1996, 1997, and 1998                 F-5

                           Consolidated Statements of Cash Flows for the years
                           ended December 31, 1996, 1997, and 1998                               F-6

                           Notes to Consolidated Financial Statements                            F-8

                  (2) Index to Financial Statement Schedules.

                           Report of Independent Auditors                                        F-28

                           Schedule II - Consolidated Schedule -- Valuation and
                                         Qualifying Accounts                                     F-29

                  (3) The Exhibits are listed in the Index of Exhibits
                      Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1998.

                         Report of Independent Auditors

The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP

Nashville, Tennessee
March 2, 1999

                             Renal Care Group, Inc.

                           Consolidated Balance Sheets

                                                                                        DECEMBER 31
                                                                                 1997                 1998
                                                                        ------------------------------------------
                                                                                       (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  9,138               $ 19,943
    Investments                                                                   3,625                     --
    Accounts receivable, less allowance for doubtful accounts of
       $14,318 in 1997 and $24,255 in 1998                                       43,467                 74,265
    Inventories                                                                   4,516                  7,550
    Prepaid expenses and other current assets                                     5,059                  7,849
                                                                        ------------------------------------------
         Total current assets                                                    65,805                109,607
Property, plant and equipment, net                                               60,974                 86,949
Goodwill and other intangibles, net                                             116,721                175,341
Other assets                                                                      4,583                  4,948
                                                                        ------------------------------------------
         Total assets                                                          $248,083               $376,845
                                                                        ==========================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                           Consolidated Balance Sheets

                                                                                        DECEMBER 31
                                                                                 1997                 1998
                                                                        ------------------------------------------
                                                                                       (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  9,580               $ 14,342
    Accrued compensation                                                        10,314                 14,005
    Due to third-party payors                                                    9,285                 13,892
    Accrued expenses and other current liabilities                               9,712                 11,914
    Income taxes payable                                                         1,653                  2,023
    Current portion of long-term debt                                              792                    567
                                                                        ------------------------------------------
      Total current liabilities                                                 41,336                 56,743
Long-term debt, net of current portion                                          15,470                 62,588
Deferred income taxes                                                            1,921                  2,721
Minority interest                                                               14,597                 25,517
                                                                        ------------------------------------------
      Total liabilities                                                         73,324                147,569
                                                                        ------------------------------------------

Stockholders' equity:
    Preferred Stock, $0.01 par value, 10,000 shares authorized,
       none issued                                                                  --                     --
    Common stock, $0.01 par value, 60,000 shares authorized;
       37,345 and 40,922 shares issued and outstanding at
       December 31, 1997 and 1998, respectively                                    373                    409
    Additional paid-in capital                                                 150,624                169,894
    Retained earnings                                                           23,762                 58,973
                                                                        ------------------------------------------
      Total stockholders' equity                                               174,759                229,276
                                                                        ------------------------------------------
      Total liabilities and stockholders' equity                              $248,083               $376,845
                                                                        ==========================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                         Consolidated Income Statements

                                                                            YEAR ENDED DECEMBER 31
                                                                1996                  1997                   1998
                                                     ----------------------------------------------------------------
                                                                     (In thousands, except per share data)

Net revenue                                                   $129,518               $214,009               $ 369,372
Operating costs and expenses:
    Patient care costs                                          90,122                145,922                 242,426
    General and administrative expenses                         13,364                 21,806                  35,132
    Provision for doubtful accounts                              2,446                  4,824                   9,986
    Depreciation and amortization                                4,541                  9,016                  18,418
    Merger expenses                                              1,960                    300                   1,000
                                                     ----------------------------------------------------------------
      Total operating costs and expenses                       112,433                181,868                 306,962
                                                     ----------------------------------------------------------------
Income from operations                                          17,085                 32,141                  62,410
Interest income (expense), net                                     619                    583                  (3,076)
                                                     ----------------------------------------------------------------
      Income before income taxes and minority
         interest                                               17,704                 32,724                  59,334
Minority interest                                                   --                    955                   3,492
                                                     ----------------------------------------------------------------
      Income before income taxes                                17,704                 31,769                  55,842
Provision for income taxes                                       6,958                 11,791                  20,631
                                                     ----------------------------------------------------------------
      Net income                                              $ 10,746               $ 19,978               $  35,211
                                                     ================================================================

Net income per share:
    Basic                                                     $   0.41               $   0.59               $    0.88
                                                     ================================================================
    Diluted                                                   $   0.37               $   0.56               $    0.83
                                                     ================================================================
Weighted average shares outstanding:
    Basic                                                       26,481                 33,675                  40,201
                                                     ================================================================
    Diluted                                                     28,664                 35,595                  42,650
                                                     ================================================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                 Consolidated Statements of Stockholders' Equity



                                            COMMON STOCK             ADDITIONAL      RETAINED          TOTAL
                                  ------------------------------      PAID-IN        EARNINGS      STOCKHOLDERS'
                                         SHARES         AMOUNT        CAPITAL       (DEFICIT)         EQUITY
                                  ----------------------------------------------------------------------------
                                                                    (In thousands)
Balance at December 31, 1995               6,588       $   66       $   5,217        $   (717)       $   4,566
   Issuance of common stock in
     initial public offering              10,092          101          71,696              --           71,797
   Issuance of common stock to
     founders                             10,877          109          14,756              --           14,865
   Issuance of common stock in
     acquisitions                            831            8           2,320              --            2,328
   Issuance of common stock in
     secondary offering                    3,025           30          40,304              --           40,334
   Conversion of subordinated notes          444            4           1,473              --            1,477
   Exercise of stock options                  52            1             155              --              156
   Net income                                 --           --              --          10,746           10,746
   Distributions to owners                    --           --              --          (6,245)          (6,245)
   Dividends to founders                      --           --         (46,699)             --          (46,699)
                                  ----------------------------------------------------------------------------
Balance at December 31, 1996              31,909          319          89,222           3,784           93,325
   Issuance of common stock in
     acquisitions                          3,727           37          58,309              --           58,346
   Net income                                 --           --              --          19,978           19,978
   Exercise of stock options                 495            5           2,601              --            2,606
   Equity acquired in business
     combination                           1,214           12             492              --              504
                                  ----------------------------------------------------------------------------
Balance at December 31, 1997              37,345          373         150,624          23,762          174,759
   Issuance of common stock in
     acquisitions                             56            1           1,126              --            1,127
   Net income                                 --           --              --          35,211           35,211
   Exercise of stock options               1,186           12          10,801              --           10,813
   Income tax benefit from
     exercise of stock options                --           --           6,500              --            6,500
   Equity acquired in business
     combination                           2,335           23             843              --              866
                                  ----------------------------------------------------------------------------
Balance at December 31, 1998              40,922       $  409       $ 169,894        $ 58,973        $ 229,276
                                  ============================================================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  1996           1997           1998
                                                                            --------------------------------------------
                                                                                             (In thousands)
OPERATING ACTIVITIES
Net income                                                                     $  10,746        $ 19,978        $ 35,211
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                                  4,541           9,016          18,418
    Loss (gain) on sale of property and equipment                                   (118)            (37)            326
    Income applicable to minority interest                                            --             955           3,492
    Equity in (earnings) loss of investees                                          (311)             --             242
    Deferred income taxes                                                            310             154             800
    Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                       (8,127)        (10,097)        (29,356)
        Inventories                                                                   (8)         (1,277)         (2,214)
        Prepaid expenses and other current assets                                  1,190          (3,059)         (2,534)
        Accounts payable                                                           1,773             (83)          3,511
        Accrued compensation                                                       3,042           3,124           2,159
        Due to third-party payors                                                     --           1,710           4,607
        Accrued expenses and other current liabilities                             2,591             311             866
        Income taxes payable                                                       2,588          (1,089)            369
                                                                            --------------------------------------------
                  Net cash provided by operating activities                       18,217          19,606          35,897

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                         395             147             162
Purchases of property and equipment                                              (11,365)        (27,360)        (28,816)
Cash paid for acquisitions, net of cash acquired                                  (8,201)        (38,569)        (57,694)
Advances to investees                                                                 --          (1,111)         (1,614)
Distributions received from affiliate                                                325              --              --
(Purchase) maturity of investments, net                                           (5,814)          2,189           3,625
Cash distribution to founders, net of cash contributions                         (37,852)         (5,625)             --
Increase in other assets                                                          (1,133)         (1,359)         (1,840)
                                                                            --------------------------------------------
                  Net cash used in investing activities                          (63,645)        (71,688)        (86,177)

FINANCING ACTIVITIES
Net borrowings under line of credit                                                 (157)         13,848          48,652
Payments on long-term debt                                                       (14,713)         (2,568)         (5,348)
Proceeds from issuance of long-term debt                                             540              --             468
Net proceeds from issuance of common stock                                       112,286           2,606          10,813
Income tax benefit from exercise of stock options                                     --              --           6,500
Distributions to owners                                                           (6,245)             --              --
Distributions to minority shareholders                                                --            (290)             --
                                                                            --------------------------------------------
                  Net cash provided by financing activities                       91,711          13,596          61,085
                                                                            --------------------------------------------
Increase (decrease) in cash and cash equivalents                                  46,283         (38,486)         10,805
Cash and cash equivalents, at beginning of year                                    1,341          47,624           9,138
                                                                            --------------------------------------------
Cash and cash equivalents, at end of year                                      $  47,624        $  9,138        $ 19,943
                                                                            ============================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                                                                                       YEAR ENDED DECEMBER 31
                                                                                  1996           1997           1998
                                                                            --------------------------------------------
                                                                                             (In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                                 $     673        $    316        $  3,559
                                                                            ============================================
      Income taxes                                                             $   4,697        $ 12,726        $ 13,761
                                                                            ============================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Common stock to Founders                                                    $  14,865        $     --        $     --
                                                                            ============================================
   Conversion of subordinated notes                                            $   1,477        $     --        $     --
                                                                            ============================================
   Issuance of common stock in acquisitions                                    $   2,328        $ 58,346        $  1,127
                                                                            ============================================
SUPPLEMENTAL DISCLOSURES OF BUSINESS ACQUISITIONS:
   Fair value of assets acquired                                               $  11,552        $107,946        $ 70,258
   Liabilities assumed                                                             1,023          11,031          11,437
   Common stock issued                                                             2,328          58,346           1,127
                                                                            --------------------------------------------
        Cash paid for acquisitions, net of cash acquired                       $   8,201        $ 38,569        $ 57,694
                                                                            ============================================



See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

                                December 31, 1998

1. ORGANIZATION

Renal Care Group, Inc. (of Delaware) (the "Company") commenced operations in February 1996, with the acquisition of four dialysis businesses and Renal Care Group, Inc. (of Tennessee) ("Tennessee"), collectively, known as the "Founding Companies," in exchange for shares of its common stock, cash, notes payable and the assumption of certain debt (the "Combination"). On February 6, 1996, the Company completed an initial public offering of 10,092 shares of its common stock and simultaneously consummated the Combination.

The Company provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 1998, the Company provided dialysis and ancillary services to approximately 11,400 patients through 160 outpatient dialysis centers in 19 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 94 hospitals. The Company also operates a business providing diabetic and wound care services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned corporate subsidiaries and partnership interests. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


CASH EQUIVALENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

INVESTMENTS

The Company's investments consist primarily of debt securities and are classified as held-to-maturity. The Company has both the positive intent and ability to hold these investments to maturity; therefore, they are carried at amortized cost.

ACCOUNTS RECEIVABLE

The Company's primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages its accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross accounts receivable at December 31, 1997 and 1998, consist of receivables from Medicare and Medicaid of 62% and 59%, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company's operations. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

INVENTORIES

Inventories consist of drugs, supplies and parts consumed in dialysis treatments and are stated at the lower of cost or market. Cost is determined using either the first-in, first-out method, or average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the related lease terms. Maintenance and repair costs are charged to operations as incurred.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company allocates a portion of the purchase price to non-competition agreements based on the estimated fair value of such agreements. Goodwill and non-competition agreements are amortized on a straight-line basis over a period of 40 years and the life of the agreements, respectively. These amortization periods equate to a blended average of 35 years. Accumulated amortization of these intangibles was approximately $2,727 and $6,525 at December 31, 1997 and 1998, respectively.

The Company reviews these intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows of the acquired business or from the use of the asset over the remaining amortization period is less than the carrying amount of the asset. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As of December 31, 1998, in the opinion of management, there has been no such impairment.

MINORITY INTEREST

Minority interest represents the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1998, this was primarily comprised of three joint venture partnerships.

NET REVENUE

Net revenue is recorded at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors for services rendered. The Medicare and Medicaid programs reimburse the Company at amounts that are different from the Company's established rates. Contractual adjustments under these programs represent the difference between the amounts billed for these services and the amounts that are reimbursable by third-party payors. A summary of the basis for reimbursement with these payors follows:

Medicare

The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment that is adjusted to account for geographic differences in the cost of labor. Drugs and other ancillary services are reimbursed on a fee for service basis.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



Medicaid

Medicaid is a state administered program with reimbursements varying by state. The Medicaid programs administered in each state in which the Company operates, reimburse the Company predominantly on a prospective payment system for dialysis services rendered.

Other

Other payments from patients, commercial insurers and other third-party payors are received pursuant to a variety of reimbursement arrangements, which are generally higher than those payments received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid at established rates approximated 74%, 71% and 65% of net revenue for the years ended December 31, 1996, 1997 and 1998, respectively.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

ESTIMATED MEDICAL PROFESSIONAL LIABILITY CLAIMS

The Company is insured for medical professional liability claims through commercial insurance policies. It is the Company's policy that provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims based on its experiences. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, the Company's experience with such claims has not been significant; accordingly, no such provision has been made.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value. Accounts receivable are usually unsecured.

Long-Term Debt

Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the consolidated balance sheets for long-term debt approximate fair value.

CONCENTRATION OF CREDIT RISKS

The administration of erythropoietin ("EPO") is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 19%, 21%, and 23% of the net revenue of the Company for the years ended December 31, 1996, 1997, and 1998, respectively. EPO is produced by a single manufacturer.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the net results of operations as previously reported.

3. BUSINESS ACQUISITIONS

1998 ACQUISITIONS

During 1998, the Company completed multiple acquisitions of companies that owned hemodialysis facilities providing care to ESRD patients as well as providing acute hospital in-patient dialysis services. The Company also acquired a wound care and diabetic business during this period. The majority of the 1998 acquisitions were accounted for under the purchase method of accounting, however two such transactions represent mergers and were accounted for using the pooling-of-interests method.

Effective January 1, 1998, the Company merged with companies that owned nine dialysis facilities located in Arkansas, Oklahoma and Missouri. In addition to the services provided to patients in these facilities, the merged entities provide acute, in-patient dialysis treatment to six hospitals. Additionally, effective April 1, 1998, the Company merged with companies that owned four dialysis facilities in Missouri. These facilities also provide acute, in-patient dialysis treatment to three hospitals. Consideration provided by the Company in these transactions was 2,335 shares of the Company's common stock. Both transactions were accounted for as pooling-of-interests. The consolidated financial statements have not been restated for these transactions as the effects are not considered material. Accordingly, the results of the combined operations of these entities, reported in the accompanying consolidated financial statements, commence on the effective date of each transaction.

Effective February 1, 1998, the Company formed a joint venture in Portland, Oregon, for purposes of operating six dialysis facilities and a home dialysis program. The Company acquired an 80% interest in the joint venture, with an equivalent share of voting rights for cash.

Also during 1998, the Company completed several other acquisitions. These transactions were accounted for under the purchase method with goodwill and other intangibles of approximately $58,384 recorded. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



The purchase price of 1998 acquisitions is summarized as follows:

                                                                        1998
                                                                      -------
                  Number of shares issued                                  56

                  Estimated value of shares issued                    $ 1,127
                  Cash consideration                                   57,694
                                                                      -------
                  Aggregate purchase price                            $58,821
                                                                      =======

1997 ACQUISITIONS

In 1997, the Company acquired and developed 42 facilities providing care to ESRD patients, 19 programs providing acute hospital in-patient dialysis services and a laboratory.

The following is a summary of acquisition activity:

                                                                        1997
                                                                      -------
                  Number of shares issued                               3,727

                  Estimated value of shares issued                    $58,346
                  Cash consideration                                   38,569
                                                                      -------
                  Aggregate purchase price                            $96,915
                                                                      =======


The majority of these acquisitions were accounted for under the purchase method and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of acquisition. The allocation of the purchase price resulted in goodwill and intangible assets of $89,086. The results of operations of the acquisitions have been included in the Company's financial statements from their respective acquisition dates.

The results of operations have not been restated for a 1997 pooling transaction as the effect of the pooling on prior periods was not considered material to the Company. In 1997, the Company formed two joint ventures that resulted in goodwill and intangible assets of $14,188. The Company's contribution to these joint ventures will be used for working capital and to construct dialysis facilities.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


1996 ACQUISITIONS

In 1996, the Company completed the mergers with Main Line Suburban Dialysis Centers, Inc. ("Main Line") and Renal West, L.C. ("Renal West") in exchange for 4,407 shares of common stock. The mergers were accounted for as pooling-of-interests, and accordingly, the consolidated financial statements give retroactive effect to the combined operations of Renal Care Group, Inc. for all periods presented.

PRO FORMA DATA (UNAUDITED)

The following summary, prepared on a pro forma basis, combines the results of operations as if each of the acquisitions had been consummated as of the beginning of the period, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

                                           1996                1997                1998
                                    ---------------------------------------------------------

Pro forma net revenue                  $   169,955         $   283,336         $   384,040
                                       ===========         ===========         ===========
Pro forma net income                   $    12,826         $    26,148         $    36,652
                                       ===========         ===========         ===========

Pro forma net income per share
      Basic                            $      0.41         $      0.66         $      0.91
                                       ===========         ===========         ===========
      Diluted                          $      0.39         $      0.63         $      0.86
                                       ===========         ===========         ===========



The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


4. INVESTMENTS

The amortized cost and estimated fair value of the investments are as follows:

                                                   DECEMBER 31, 1997
                               ----------------------------------------------------------
                                 AMORTIZED     UNREALIZED     UNREALIZED         FAIR
                                   COST           GAIN           LOSS           VALUE
                               ----------------------------------------------------------
U.S. Government agencies          $   75         $   --         $   --         $   75
Corporate bonds and notes          3,550             --              3          3,547
                               ----------------------------------------------------------
Total                             $3,625         $   --         $    3         $3,622
                               ==========================================================


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                   DECEMBER 31
                                                                            1997                 1998
                                                                   -----------------------------------------
Medical equipment                                                          $34,543              $51,384
Computer equipment                                                           6,195               16,846
Furniture and fixtures                                                       8,941               12,177
Leasehold improvements                                                      11,579               18,482
Buildings                                                                    9,984               13,926
Construction-in-progress                                                     3,948                3,002
                                                                   -----------------------------------------
                                                                            75,190              115,817
Less accumulated depreciation                                              (14,216)             (28,868)
                                                                   -----------------------------------------
                                                                           $60,974              $86,949
                                                                   =========================================



Depreciation expense is $4,163, $7,163 and $13,167 for the years ended December 31, 1996, 1997 and 1998, respectively.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  DECEMBER 31
                                                                           1997                 1998
                                                                   -----------------------------------------
Line of credit, bearing interest at LIBO rate
    (6.60% and 6.32% at December 31, 1997 and 1998, respectively)          $13,848              $62,500
Other                                                                        2,414                  655
                                                                   -----------------------------------------
                                                                            16,262               63,155
Less current portion                                                          (792)                (567)
                                                                   =========================================
                                                                           $15,470              $62,588
                                                                   =========================================


LINE OF CREDIT

On August 4, 1997, the Company executed the First Amended and Restated Loan Agreement for a $125,000 credit facility. Borrowings under the loan agreement may be used for acquisitions, capital expenditures, working capital, and general corporate purposes.

Under the loan agreement, loan availability ranges in amounts and dates from the closing date through August 2003. The loan availability is reduced to $106,250 through August 2001, $87,500 through August 2002 and $68,750 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. At December 31, 1998, there was $62,500 outstanding under this agreement. The Company had $62,500 available under this agreement at December 31, 1998.

The Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under its guaranty, are secured by a pledge of the equity interests held by the Company in each of its subsidiaries. Financial covenants are customary for the amount and duration of this commitment. The Company was in compliance with all such covenants at December 31, 1998.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


OTHER

The other long-term debt consist of three term notes maturing in various stages through April 2000.

The aggregate maturities of long-term debt at December 31, 1998 are as follows:

                  1999               $   567
                  2000                    88
                  2001                    --
                  2002                    --
                  2003                62,500
                                     -------
                                     $63,155
                                     =======

7.  INCOME TAXES

The provision for income taxes consists of the following:

                                                                      YEAR ENDED DECEMBER 31
                                                              1996              1997             1998
                                                        ----------------------------------------------------
Current:
    Federal                                                  $5,542            $10,915           $18,500
    State and local                                           1,106                722             1,331
                                                        ----------------------------------------------------
                                                             $6,648            $11,637           $19,831
                                                        ----------------------------------------------------
Deferred:
    Federal                                                  $  261            $   144           $   746
    State and local                                              49                 10                54
                                                        ----------------------------------------------------
                                                             $  310            $   154           $   800
                                                        ----------------------------------------------------

Provision for income taxes                                   $6,958            $11,791           $20,631
                                                        ====================================================


At December 31, 1998, the Company has net operating loss carryforwards of approximately $50,000 for state income tax purposes that expire in years 2001 through 2013. The utilization of the state net operating loss carryforwards may be limited in future years due to the profitability of certain subsidiary corporations.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 DECEMBER 31
                                                                          1997                 1998
                                                                   -----------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                                      $1,214              $ 1,824
    Allowance for doubtful accounts                                            -                2,021
    Accrued vacation and other accrued liabilities                         2,481                2,482
    Other                                                                     21                    -
    Less:  Valuation allowance                                            (1,214)              (1,824)
                                                                   -----------------------------------------
                                                                           2,502                4,503
                                                                   -----------------------------------------
Deferred tax liabilities:
    Allowance for doubtful accounts                                          480                    -
    Depreciation                                                             936                3,477
    Cash to accrual adjustments (Section 481)                              1,303                  616
    Amortization                                                           1,704                2,689
    Investments in partnerships                                               -                   442
                                                                   -----------------------------------------
                                                                           4,423                7,224
                                                                   -----------------------------------------
Net deferred tax liability                                                $1,921              $ 2,721
                                                                   =========================================


The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements:

                                                                          YEAR ENDED DECEMBER 31
                                                                     1996           1997           1998
                                                                --------------------------------------------

U.S. federal income tax rate                                         35.0%          35.0%          35.0%
State income tax, net of federal income tax benefit                   5.5            1.5            1.5
Cash to accrual adjustments                                           6.8            -              -
Federal and state income tax benefit from S corporations             (8.8)           -              -
Other                                                                 0.8            0.6            0.4
                                                                --------------------------------------------
Effective income tax rate                                            39.3%          37.1%          36.9%
                                                                ============================================

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



8. STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

In January 1996, the Company adopted the Renal Care Group, Inc. 1996 Stock Option Plan (the "1996 Employee Plan"), which was amended and restated effective October 1997. Under the 1996 Employee Plan, options to purchase a total of 6,000 shares of common stock were reserved for grant to eligible employees and other key persons. In 1995 the Company issued options outside of a plan ("Free Standing") to key employees, officers, directors and other key persons. The options vest over various periods up to five years and have a term of ten years from the date of issuance. In 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") which provided for the grant of options to purchase up to 720 shares of common stock to directors, officers and other key persons.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, no compensation expense has been recognized for stock options granted at fair market value under its plans.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


The following is a summary of option transactions during the period from January 1, 1996 through December 31, 1998:

                              1996                                      EXERCISE          WEIGHTED
                            EMPLOYEE       1994          FREE             PRICE            AVERAGE
                              PLAN         PLAN        STANDING           RANGE             PRICE
                        -----------------------------------------------------------------------------
Balance at
   January 1, 1996               --         261         1,529        $ 0.89 - $ 3.33       $  3.85
     Granted                  1,971          --           473          3.33 -  13.55         11.33
     Exercised                   (9)         --           (23)         3.33 -   8.00          4.70
     Forfeited                   --          --            --                    --             --
                        --------------------------------------------
Balance at
   December 31, 1996          1,962         261         1,979          0.89 -  13.55          7.94
     Granted                  1,886          --            --         13.33 -  21.75         14.90
     Exercised                  (95)        (95)         (117)         3.33 -  15.33          5.81
     Forfeited                  (80)         (2)          (19)         3.33 -  17.42         14.06
                        --------------------------------------------
Balance at
   December 31, 1997          3,673         164         1,843          0.89 -  21.75         10.36
     Granted                  2,140          --            --         20.00 -  29.50         22.06
     Exercised                 (664)       (139)         (383)         0.89 -  22.75          8.93
     Forfeited                 (125)         (2)          (10)         3.33 -  22.75         15.34
                        --------------------------------------------
Balance at
   December 31, 1998          5,024          23         1,450        $ 3.33 - $29.50       $ 14.36
                        ============================================
Available for grant at
   December 31, 1998            208          --            --
                        ============================================
Exercisable at
   December 31, 1998          1,379           8           995                              $ 10.93
                        ============================================                    =============


The weighted-average fair value of options granted during 1996, 1997 and 1998 is $3.82, $5.72 and $8.89, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                          NUMBER           WEIGHTED        WEIGHTED        NUMBER         WEIGHTED
                      OUTSTANDING AS       AVERAGE          AVERAGE    EXERCISABLE AS      AVERAGE
     RANGE OF        OF DECEMBER 31,      REMAINING        EXERCISE    OF DECEMBER 31,     EXERCISE
  EXERCISE PRICES          1998        CONTRACTUAL LIFE      PRICE          1998             PRICE
------------------------------------------------------------------------------------------------------------
  $ 3.33 - $ 8.00          1,875             6.94           $ 5.66          1,202            $ 5.03
  $10.67 - $14.00          1,399             8.04            13.09            496             13.03
  $14.06 - $29.50          3,223             9.00            19.97            684             19.76
------------------------------------------------------------------------------------------------------------
  $ 3.33 - $29.50          6,497             8.20           $14.36          2,382            $10.93
============================================================================================================

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for:

                                                             YEAR ENDED DECEMBER 31
                                                 1996                  1997                  1998
                                              ------------------------------------------------------

         Expected volatility                     33.0%                 30.0%                 33.0%
         Expected dividend yield                  None                  None                  None
         Risk-free interest rate                  5.5%                  5.5%                  5.5%
         Expected life of options                4 yrs.                5 yrs.                5 yrs.

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                         YEAR ENDED DECEMBER 31
                                                             1996                  1997                  1998
                                                      ----------------------------------------------------------------

Net income                                                  $10,746              $19,978                $35,211
Pro forma compensation expense from stock options,
    net of taxes                                              1,241                1,619                  4,364
                                                      ----------------------------------------------------------------
Pro forma net income                                        $ 9,505              $18,359                $30,847
                                                      ================================================================
Pro forma net income per share
     Basic                                                  $  0.36              $  0.55                $  0.77
                                                      ================================================================
     Diluted                                                $  0.33              $  0.51                $  0.72
                                                      ================================================================

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


WARRANTS

Effective February 14, 1994, the Company issued warrants to purchase an aggregate of 495 shares of common stock. The warrants have a term of ten years from the date of issuance.

STOCK SPLIT

Since its inception, the Company has approved two stock splits. Each stock split was a three-for-two split effected in the form of a 50% dividend. The first was distributed on July 25, 1997, to shareholders of record on July 7, 1997. The second was distributed on August 24, 1998, to shareholders of record on August 7, 1998. The Company's par value remained unchanged at $0.01. In addition, all references in the financial statements to number of shares, per share amounts, and stock option data have been adjusted for these stock splits.

9. OPERATING LEASES

The Company rents office and medical facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 1998, future minimum rental payments under noncancelable operating leases with terms of one year or more consist of the following:

                    1999                          $10,238
                    2000                            8,497
                    2001                            7,707
                    2002                            6,758
                    2003                            5,384
                    Thereafter                     19,782
                                               -------------
                                                  $58,366
                                               =============


Rent expense related to operating leases amounted to $3,692, $6,089 and $10,485 for the years ending December 31, 1996, 1997 and 1998, respectively.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



10. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has qualified defined contribution plans covering substantially all employees which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $599, $837 and $965 for the years ended December 31, 1996, 1997 and 1998, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, on December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year (grant date) or December 31 (exercise date). A total of 675 shares are available for purchase under the plan. At December 31, 1997 and 1998, approximately $915 and $1,274, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

11. EARNINGS PER SHARE

In accordance with SFAS No. 128, basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options using the treasury stock method.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



The following table sets forth the computation of basic and diluted net income per share.

                                                                     1996               1997               1998
                                                                  -----------------------------------------------
Numerator:
    Numerator for basic and diluted net income per share            $10,746            $19,978            $35,211
Denominator:
    Denominator for basic net income per
       share-weighted-average shares                                 26,481             33,675             40,201
    Effect of dilutive securities:
       Stock options                                                  1,806              1,516              2,018
       Warrants                                                         377                404                431
                                                                  -----------------------------------------------
    Denominator for diluted net income
       per share-adjusted weighted-average shares and
       assumed conversions                                           28,664             35,595             42,650
                                                                  ===============================================
Basic net income per share                                          $  0.41            $  0.59            $  0.88
                                                                  ===============================================
Diluted net income per share                                        $  0.37            $  0.56            $  0.83
                                                                  ===============================================


12. CONTINGENCIES

The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth, for 1998 and 1997, certain selected quarterly financial data. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                             Renal Care Group, Inc.

                      (In thousands, except per share data)


                                                                         1998
                                        ------------------------------------------------------------------
                                          FIRST             SECOND              THIRD             FOURTH
                                         QUARTER            QUARTER            QUARTER            QUARTER
                                        ------------------------------------------------------------------
Net operating revenue                    $80,463            $89,510            $96,807            $102,592
Operating expenses                        63,490             70,081             75,100              78,873
Depreciation and amortization              3,937              4,538              4,811               5,132
Merger expenses                              700                300                 --                  --
                                        ------------------------------------------------------------------
Income from operations                    12,336             14,591             16,896              18,587
Minority interest                            547                608              1,045               1,292
Interest expense, net                        562                780                906                 828
                                        ------------------------------------------------------------------
Income before income taxes                11,227             13,203             14,945              16,467
Income taxes                               4,154              4,885              5,530               6,062
                                        ------------------------------------------------------------------
Net income                               $ 7,073            $ 8,318            $ 9,415            $ 10,405
                                        ==================================================================
Net income per share:
   Basic                                 $  0.18            $  0.21            $  0.23            $   0.26
                                        ==================================================================
   Diluted                               $  0.17            $  0.19            $  0.22            $   0.24
                                        ==================================================================



                                                                         1997
                                        ------------------------------------------------------------------
                                          FIRST             SECOND              THIRD             FOURTH
                                         QUARTER            QUARTER            QUARTER            QUARTER
                                        ------------------------------------------------------------------
Net operating revenue                    $46,109            $51,666            $54,038            $ 62,196
Operating expenses                        37,678             42,071             43,323              49,480
Depreciation and amortization              1,964              2,141              2,238               2,673
Merger expenses                               --                300                 --                  --
                                        ------------------------------------------------------------------
Income from operations                     6,467              7,154              8,477              10,043
Minority interest                             --                218                290                 447
Interest (income) expense, net              (404)               (99)               (88)                  8
                                        ------------------------------------------------------------------
Income before income taxes                 6,871              7,035              8,275               9,588
Income taxes                               2,577              2,603              3,062               3,549
                                        ------------------------------------------------------------------
Net income                               $ 4,294            $ 4,432            $ 5,213            $  6,039
                                        ==================================================================
Net income per share:
   Basic                                 $  0.13            $  0.13            $  0.15            $   0.17
                                        ==================================================================
   Diluted                               $  0.13            $  0.13            $  0.14            $   0.16
                                        ==================================================================

                             Renal Care Group, Inc.

                      (In thousands, except per share data)



14. SUBSEQUENT EVENT

On January 29, 1999, the Company merged with Dialysis Centers of America, Inc.
(DCA). DCA owns and operates 12 dialysis centers and is affiliated with approximately 25 nephrologists in the metropolitan Chicago area. In addition, DCA provides acute dialysis services to six hospitals. In connection with the merger, the Company issued approximately 3,227 shares of common stock. The transaction will be accounted for as a pooling-of-interests, and as such, the Company's consolidated financial statements, presented in future reports, will be restated to include the accounts and results of operations of DCA.

The following unaudited supplemental data reflects the results of operations as if the combination had been consummated as of the date of the consolidated financial statements. This unaudited supplemental data may not be representative of future results and do not reflect any changes in the operations of either the Company or DCA which may result from the combination of their operations.

                                              1996                 1997                 1998
                                       --------------------------------------------------------------

       Net Revenue                           $163,377            $257,866             $420,694
                                             ========            ========             ========
       Net Income                            $ 12,277            $ 20,157             $ 37,402
                                             ========            ========             ========

       Net Income per Share
             Basic                           $   0.41            $   0.55             $   0.86
                                             ========            ========             ========
             Diluted                         $   0.38            $   0.52             $   0.82
                                             ========            ========             ========

                         Report of Independent Auditors

The Board of Directors
Renal Care Group, Inc.

We have audited the consolidated financial statements of Renal Care Group, Inc. as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 2, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ ERNST & YOUNG LLP


Nashville, Tennessee
March 2, 1999

                                                                     Schedule II

                             Renal Care Group, Inc.
            Consolidated Schedule - Valuation and Qualifying Accounts
                                 (In thousands)

                                             Balance                                Amount                              Balance
                                            Beginning           Allowances        Charged to                           At End of
                                            Of Period            Acquired           Expense         Write-Offs           Period
                                            ---------            --------           -------         ----------           ------
Allowances for doubtful accounts:
    Year ended
         December 31, 1996                     $ 3,981            $4,344             $2,446            $(4,068)          $ 6,703
                                               -======            ======             ======            ========          =======
    Year ended
         December 31, 1997                     $ 6,703            $3,949             $4,824            $(1,158)          $14,318
                                               =======            ======             ======            ========          =======
    Year ended
         December 31, 1998                     $14,318            $2,321             $9,986            $(2,370)          $24,255
                                               =======            ======             ======            ========          =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 30th day of March, 1999.

                                        RENAL CARE GROUP, INC.

                                        By: /s/ Sam A. Brooks, Jr.
                                            ------------------------------------
                                            Sam A. Brooks, Jr.
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sam A. Brooks, Jr. and Ronald Hinds and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Sam A. Brooks, Jr.                             Chairman of the Board,           March 30, 1999
------------------------------------------         President, Chief Executive
Sam A. Brooks, Jr.                                 Officer and Director
                                                   (Principal Executive Officer)

/s/ Ronald Hinds                                   Executive Vice President,        March 30, 1999
------------------------------------------         Chief Financial Officer
Ronald Hinds                                       Treasurer (Principal
                                                   Financial and Accounting
                                                   Officer)

/s/ Joseph C. Hutts                                Director                         March 30, 1999
------------------------------------------
Joseph C. Hutts

/s/ Harry R. Jacobson, M.D.                        Director                         March 30, 1999
------------------------------------------
Harry R. Jacobson, M.D.

/s/ Thomas A. Lowery, M.D.                         Director                         March 30, 1999
------------------------------------------
Thomas A. Lowery, M.D.

                                                   Director                         March 30, 1999
------------------------------------------
John D. Bower, M.D.

/s/ Stephen D. McMurray, M.D.                      Director                         March 30, 1999
------------------------------------------
Stephen D. McMurray, M.D.

/s/ W. Tom Meredith, M.D.                          Director                         March 30, 1999
------------------------------------------
W. Tom Meredith, M.D.

                                                   Director                         March 30, 1999
------------------------------------------
Kenneth E. Johnson, Jr., M.D.

                                  EXHIBIT INDEX

Exhibit
Number                            Description of Exhibits
------                            -----------------------

 3.1     Amended and Restated Certificate of Incorporation of the Company(1)

 3.1.2 Certificate of Amendment of Certificate of Incorporation of the Company(2)

 3.1.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company(2)

 3.2     Amended and Restated Bylaws of the Company(1)

 4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company(1)

 4.2     Specimen stock certificate for the Common Stock of the Company(1)

 4.3 Shareholder Rights Protection Agreement, dated May 2, 1997 between the Company and First Union National Bank of North Carolina, as Rights Agent(3)

 10.1 Employment Agreement, dated January 15, 1998, between the Company and Sam A. Brooks(4)

 10.2 Employment Agreement, dated January 15, 1998, between the Company and Ron Hinds(4)

 10.3 Employment Agreement, dated January 15, 1998, between the Company and Raymond Hakim, M.D.(5)

 10.4 Employment Agreement, dated February 12, 1996, between the Company and Anne N. Bower(6)*

 10.5 Medical Director Services Agreement, dated February 12, 1996, between the Company and Kansas Nephrology Physicians, P.A.(6)

 10.6 Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C.(6)

 10.7 Medical Director Services Agreement, dated February 12, 1996, between the Company and Tyler Dialysis & Transplant Associates, P.A.(6)

 10.8 Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc. relating to approximately 20,000 square feet of space(6)

 10.9    Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin
         A. Curran, M.D., relating to property in Carthage, Texas(6)

 10.10   Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin
         A. Curran, M.D., relating to property in Tyler, Texas(6)

 10.11 Sublease Agreement between M-W-R Investment and Kansas Nephrology Associates, P.A. dated February 1, 1990, to be assumed by the Company, and related Lease Agreement between Dodge City Medical Center Building, Inc. and M-W-R Investment(1)

 10.12 Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc.(6)

 10.13 Dialysis Center Management Agreement, dated May 11, 1994, between Renal Care Group, Inc. (of Tennessee) and Vanderbilt University(1)

 10.14   1996 Stock Option Plan for Outside Directors(1)*

 10.15   Fourth Amended and Restated 1996 Stock Incentive Plan(7)*

 10.16   Amended and Restated Employee Stock Purchase Plan(2)*

 10.17 Agreement between the Company and Healthcare Suppliers, Inc. dated December 7, 1995(1)

 10.18 Chief Medical Officer Agreement, dated February 12, 1996, between the Company and John D. Bower, M.D.(8)

 10.19 Medical Director Services Agreement, dated September 30, 1996, between the Company and a group of individual physicians(8)

 10.20 Employment Agreement, dated January 15, 1998, between the Company and Gary Brukardt(4)

 10.21 First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A.(2)

 10.22   Stock Option Agreement between the Company and Sam A. Brooks(2)

 10.23   Stock Option Agreement between the Company and Ronald Hinds(2)

 10.24   Stock Option Agreement between the Company and Gary Brukardt(2)

 10.25 Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C.(9)

 10.26 Stock Purchase Agreement, dated November 4, 1997 by and among the Company, Laidlaw, Inc., and STAT Healthcare, Inc.(10)

 10.27 Restricted Stock Award Agreement between the Company and Harry R. Jacobson, M.D.(4)

 10.28   Restricted Stock Award Agreement between the Company and Sam A.
         Brooks(4)

 10.29   Restricted Stock Award Agreement between the Company and Ronald
         Hinds(4)

 10.30   Restricted Stock Award Agreement between the Company and Gary
         Brukardt(4)

 10.31 Restricted Stock Award Agreement between the Company and Raymond Hakim, M.D.(4)

 10.32 Restricted Stock Award Agreement between the Company and Thomas Lowery, M.D.(4)

 10.33 Restricted Stock Award Agreement between the Company and Stephen D. McMurray, M.D.(4)

 10.34   Stock Option Agreement between the Company and Sam A. Brooks(11)

 10.35   Stock Option Agreement between the Company and Gary A. Brukardt(11)

 10.36   Stock Option Agreement between the Company and Raymond Hakim, M.D.(11)

 10.37   Stock Option Agreement between the Company and Ronald Hinds(11)

 10.38   Stock Option Agreement between the Company and Joseph C. Hutts(11)

 10.39   Stock Option Agreement between the Company and Harry R. Jacobson,
         M.D.(11)

 10.40 Agreement and Plan of Merger, dated as of January 12, 1999, by and among Renal Care Group, Inc., DCA Merger Corporation, Dialysis Centers of America, Inc. and the Owners described therein.(12)

 10.41 Agreement No. 980202, dated as of February 10, 1999, between Renal Care Group, Inc. and Amgen, Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)

 21.1    List of subsidiaries of the Company

 23.1    Consent of Ernst & Young LLP

 24.1    Power of Attorney (contained on the signature page of this report)

 27.1    Financial Data Schedule for the year ended December 31, 1998

------------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.
 (2) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).
 (3) Incorporated by reference to the Company's Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).
 (4) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27640).
 (5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 0-27640).
 (6) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).
 (7) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).
 (8) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-13813) effective October 30, 1996.
 (9) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed December 16, 1997 (Commission File No. 0-27640).
(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed February 10, 1999 (Commission File No. 0-27640).



*Management contract or executive compensation plan or arrangement.