Form 10-Q
period 1999-03-31
RENAL CARE GROUP INC
filed 1999-05-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

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

                                   Yes  X   No
                                      -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                          Outstanding at May 7, 1999
      ----------------------------             --------------------------
      Common Stock, $.01 par value                     44,350,898

                             RENAL CARE GROUP, INC.
                                     INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

          Consolidated Balance Sheets -
              December 31, 1998 and March 31, 1999 (unaudited)                                      1

          Consolidated Income Statements - (unaudited)
            For the three months ended March 31, 1998 and 1999                                      2

          Consolidated Statements of Cash Flows - (unaudited)
            For the three months ended March 31, 1998 and 1999                                      3

          Notes to Consolidated Financial Statements                                                4

Item 2.

Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                                     7

Risk Factors                                                                                       12

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                                                     18

Item 6.  Exhibits and Reports on Form 8-K                                                          18

Note: Items 1, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                             RENAL CARE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       DECEMBER 31,      MARCH 31,
                                                                          1998             1999
                                                                       ------------      ---------
                                                                                        (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                             $ 19,943        $ 22,717
   Accounts receivable, net                                                84,795          92,495
   Inventories                                                              8,553           8,388
   Prepaid expenses and other current assets                                8,329          11,613
   Deferred income taxes                                                    3,381           3,381
                                                                         --------        --------
Total current assets                                                      125,001         138,594

Property, plant and equipment, net                                         96,256         105,013
Goodwill and other intangibles, net                                       205,765         212,826
Other assets                                                                6,355           6,221
                                                                         --------        --------

Total assets                                                             $433,377        $462,654
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 20,109        $ 15,334
   Income taxes payable                                                     1,579           6,153
   Current portion of long-term debt                                       10,742             693
   Other current liabilities                                               46,776          45,695
                                                                         --------        --------
Total current liabilities                                                  79,206          67,875

Long-term debt, net of current portion                                     79,507         106,705
Minority interest                                                          25,517          26,050
Deferred income taxes                                                       3,467           3,467
                                                                         --------        --------
Total liabilities                                                         187,697         204,097
                                                                         --------        --------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
     authorized, none issued                                                   --              --
    Common stock, $.01 par value, 60,000 shares authorized,
     43,995 and 44,266 shares issued and outstanding at
     December 31, 1998 and March 31, 1999, respectively                       440             443
    Additional paid-in capital                                            183,817         188,584
    Retained earnings                                                      61,423          69,530
                                                                         --------        --------
Total stockholders' equity                                                245,680         258,557
                                                                         --------        --------

Total liabilities and stockholders' equity                               $433,377        $462,654
                                                                         ========        ========


          See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1998            1999
                                                                         -------        --------
Net revenue                                                              $91,542        $120,861
Operating costs and expenses:
  Patient care costs                                                      61,813          78,247
  General and administrative expenses                                      9,127          11,294
  Provision for doubtful accounts                                          2,720           3,201
  Depreciation and amortization                                            4,613           6,163
  Merger expenses                                                            700           4,300
                                                                         -------        --------
Total operating costs and expenses                                        78,973         103,205
                                                                         -------        --------
Income from operations                                                    12,569          17,656
Interest expense, net                                                      1,246           1,405
                                                                         -------        --------
Income before minority interest and income taxes                          11,323          16,251
Minority interest                                                            547           1,500
                                                                         -------        --------
Income before income taxes                                                10,776          14,751
Provision for income taxes                                                 4,114           6,644
                                                                         -------        --------
Net income                                                               $ 6,662        $  8,107
                                                                         =======        ========

Net income per share:
   Basic                                                                 $  0.16        $   0.18
                                                                         =======        ========
   Diluted                                                               $  0.15        $   0.17
                                                                         =======        ========

Weighted average shares outstanding:
   Basic                                                                  42,523          44,193
                                                                         =======        ========
   Diluted                                                                45,035          46,400
                                                                         =======        ========

          See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                           1998            1999
                                                                       ----------------------------
OPERATING ACTIVITIES
Net income                                                               $  6,662        $  8,107
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                          4,613           6,163
     Income applicable to minority interest                                   547           1,500
     Payment of merger expenses                                               700           3,800
     Change in assets and liabilities net of effects from acquisitions     (8,892)        (14,052)
                                                                         --------        --------
                 Net cash provided by operating activities                  3,630           5,518

INVESTING ACTIVITIES
Purchases of property and equipment                                        (3,923)        (12,704)
Cash paid for acquisitions, net of cash acquired                          (32,583)         (7,898)
Investments, net                                                            3,625              --
Decrease in other assets                                                    1,336             134
                                                                         --------        --------
                 Net cash used in investing activities                    (31,545)        (20,468)

FINANCING ACTIVITIES
Net borrowings under line of credit                                        37,348          17,116
Payments on long-term debt                                                 (3,284)           (195)
Proceeds from exercise of stock options                                     3,213           1,770
Distributions to minority shareholders                                       (100)           (967)
                                                                         --------        --------
                 Net cash provided by financing activities                 37,177          17,724
                                                                         --------        --------

Increase in cash and cash equivalents                                       9,262           2,774

Cash and cash equivalents, at beginning of period                           9,138          19,943
                                                                         --------        --------

Cash and cash equivalents, at end of period                              $ 18,400        $ 22,717
                                                                         ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                             $    677        $  1,175
                                                                         ========        ========
    Income taxes                                                         $    301        $  2,069
                                                                         ========        ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                $  1,696        $  2,000
                                                                         ========        ========

          See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999
              (in thousands, except per share and operating data)
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. ("RCG or the "Company") provides dialysis services to patients with chronic kidney failure also known as end-stage renal disease ("ESRD"). As of March 31, 1999, the Company provided dialysis and ancillary services to approximately 13,400 patients through 177 outpatient dialysis centers in 22 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 102 hospitals. The Company also operates a business providing wound care and diabetes services.

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

         -        laboratory services; and

         -        wound care and diabetes services.

         ESRD patients typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the three months ended March 31, 1999, approximately 62% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program.

         The Medicare ESRD composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by RCG. Certain other services and drugs are eligible for separate reimbursement under Medicare and are not part of the ESRD composite rate, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients.

         For patients with private health insurance, dialysis was historically reimbursed at rates higher than Medicare during the first 18 months of treatment, and after that time Medicare became the primary payor. Effective August 5, 1997, however, the Balanced Budget Act extended to 30 months of treatment the health insurance coordination period during which private insurance must pay for dialysis; after that period Medicare now becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

Interim Financial Statements

         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on March 31, 1999, and the supplemental consolidated financial statements and the related notes thereto included in the Company's Form 8-K, as filed with the SEC on April 22, 1999.

NOTE 2 - SIGNIFICANT EVENTS

         In January 1999, RCG completed a merger with Dialysis Centers of America, Inc. ("DCA"), an operator of 12 dialysis facilities located in metropolitan Chicago. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. RCG issued approximately 3,073 shares of common stock in the merger. The DCA Merger has been accounted for as a pooling of interests, and as such, the Company's consolidated financial statements and Management's Discussion and Analysis of Financial Condition included herein give retroactive effect to the DCA merger for all periods presented. The results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements for prior periods follow:

                                                Three Months
                                               Ended March 31,
                                                    1998
                                               ---------------
          Net revenue
            RCG                                   $80,463
            DCA                                    11,079
                                                  -------
                                                  $91,542
                                                  =======

          Net income
            RCG                                   $ 7,073
            DCA                                      (411)
                                                  -------
                                                  $ 6,662
                                                  =======

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                                        THREE MONTHS ENDED MARCH
                                                                          1998           1999
                                                                         -------        -------
         Numerator:
           Numerator for basic and diluted income per share              $ 6,662        $ 8,107
         Denominator:
           Denominator for basic net income per share -
            weighted-average shares                                       42,523         44,193
           Effect of dilutive securities:
            Stock options                                                  1,993          1,678
            Warrants                                                         519            529
                                                                         -------        -------
           Denominator for diluted net income per share -
             adjusted weighted-average shares and assumed
             conversions                                                  45,035         46,400
                                                                         =======        =======
          Net income per share:
           Basic                                                         $  0.16        $  0.18
                                                                         =======        =======
           Diluted                                                       $  0.15        $  0.17
                                                                         =======        =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net revenue. Net revenue increased from $91.5 million for the three months ended March 31, 1998 to $120.9 million for the three months ended March 31, 1999, an increase of $29.4 million, or 32.1%. This increase resulted primarily from a 19.7% increase in the number of treatments from 417,863 in the 1998 period to 500,177 in the 1999 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 9.0% increase in same-center treatments for the 1999 period over the 1998 period. In addition, average net revenue per dialysis treatment increased 9.3% from $214 in the 1998 period to $234 in the 1999 period. The remaining revenue increase is a result of wound care and diabetes revenues following RCG's entrance into that business with the December 1997 acquisition of Integrated Wound Care Systems, Inc. (formerly known as STAT Management, Inc.), higher management fees and increased earnings of unconsolidated partnerships in the 1999 period compared to the 1998 period. The increase in revenue per treatment was due to an improvement in RCG's payor mix, increases in the utilization of erythropoietin (EPO) and other drugs, increases in acute hospital services, the implementation of RCG's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies and operational costs of facilities. Patient care costs increased from $61.8 million for the three months ended March 31, 1998 to $78.2 million for the three months ended March 31, 1999, an increase of $16.4 million, or 26.5%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the cost of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 67.5% in the 1998 period to 64.7% in the 1999 period primarily due to the increase in net revenue per treatment. Patient care costs per treatment increased from $148 in the 1998 period to $156 in the 1999 period, an increase of $8, or 5.4%. This increase is due to costs associated with the utilization of EPO and other drugs, the cost of providing acute hospital services, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing, and information systems. General and administrative expenses increased from $9.1 million for the three months ended March 31, 1998 to $11.3 million for the three months ended March 31, 1999, an increase of $2.2 million, or 24.2%. General and administrative expenses as a percentage of revenue decreased from 10.0% in the 1998 period to 9.3% in the 1999 period, primarily as the result of the increase of net revenue for the 1999 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts is a function of payor mix, billing practices, and other factors. RCG reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon an analysis of payor mix, billing practices and other factors. The provision for doubtful accounts increased from $2.7 million for the three months ended March 31, 1998 to $3.2 million for the three months ended March 31, 1999. The provision for doubtful accounts as a percentage of net revenue decreased from 3.0% in the 1998 period to 2.6% in 1999 period, or 40 basis points. This decrease in the provision for doubtful accounts resulted primarily from improved collection of accounts receivable assumed in the merger with Dialysis Centers of America, Inc. in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $4.6 million for the three months ended March 31, 1998 to $6.2 million for the three months ended March 31, 1999, an increase of $1.6 million, or 34.8%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $4.3 million for the three months ended March 31, 1999 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with DCA.

         Income from Operations. Income from operations increased from $12.6 million for the three months ended March 31, 1998 to $17.7 million for the three months ended March 31, 1999, an increase of $5.1 million, or 40.5%. Income from operations as a percentage of net revenue increased from 13.7% in the 1998 period to 14.6% in the 1999 period as a result of the factors discussed above.

         Interest Expense, Net. Interest expense increased from $1.2 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999, an increase of $200,000 or 16.7%. This increase is attributable to increased borrowings under the Company's $125.0 million credit facility. Such borrowings were used for a combination of acquisitions, capital expenditures and working capital requirements.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in RCG's consolidated entities that are not wholly-owned. As of March 31, 1999, this was primarily comprised of three joint venture partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         RCG requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing facilities, and to finance working capital needs. At March 31, 1999, RCG's working capital was $70.7 million, cash and cash equivalents were $22.7 million, and RCG's current ratio was 2.0 to 1.0.

         Net cash provided by operating activities was $5.5 million for the three months ended March 31, 1999. Cash provided by operating activities consists of net income before depreciation and amortization expense, partially offset by increases in accounts receivable and other current assets net of liabilities. Net cash used in investing activities was $20.5 million for the three months ended March 31, 1999. Cash used in investing activities consisted primarily of $7.9 million of cash paid for acquisitions, net of cash acquired, and $12.7 million of purchases of property and equipment. Cash provided by financing activities was $17.7 million for the three months ended March 31, 1999. Cash provided by financing activities resulted primarily from $17.1 million in net borrowings under the line of credit to fund certain acquisitions and an aggregate of $1.8 million from the proceeds, and the related income tax benefit, of stock option exercises and was partially offset by payments on long-term debt and distributions to minority shareholders of joint ventures.

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

         RCG has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. RCG has obtained total lender commitments of $125.0 million through August 2000. Lender commitments are then reduced to $106.3 million through August 2001, $87.5 million through August 2002 and $68.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On March 31, 1999, there was $106.7 million outstanding under this agreement. In connection with the merger with Dialysis Centers of America, Inc. in January 1999, RCG incurred approximately $32.7 million in indebtedness under this agreement to repay certain DCA indebtedness and fund DCA's working capital needs.

         Under the loan agreement, each of RCG's subsidiaries has guaranteed of all of RCG's obligations under the loan agreement. Further, RCG's obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by RCG in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment. RCG has reached a verbal agreement with its banks to increase this credit facility from $125.0 million to $185.0 million and is negotiating the final terms of an amendment for such increase. Management believes the amendment will be in place by the end of the second quarter, but no assurances can be given that the amendment will be completed or on what terms it may be completed.

         A significant component of RCG's growth strategy is the acquisition and development of dialysis facilities. Management of RCG believes that existing cash and funds from operations, together with funds available under the line of credit, and the aforementioned verbal agreement to increase the line of credit, will be sufficient to meet RCG's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, RCG may incur from time to time additional short-and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that such additional financing, if required, will be available on terms acceptable to RCG.

         Capital expenditures of approximately $33.5 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1999. RCG has made capital expenditures of $12.7 million through March 31, 1999. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

         The Company has substantially completed its assessment of key computer systems and electronic devices and expects to complete a more detailed inventory of each facility by May 31, 1999. The Company is developing and implementing plans to remediate year 2000 issues identified in the assessment phase. RCG expects to complete the remediation phase by June 30, 1999 and the testing phase by August 31, 1999. The education phase will be an on-going process throughout 1999.

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

         RCG's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers, and to obtain water, power and other supplies from vendors. RCG is in the process of obtaining written verification from its major suppliers, and certain significant third party payors, to determine whether there will be any interruption in the provision of supplies or reimbursement for services performed resulting from the year 2000 issue. RCG expects to complete this process by May 15, 1999. At this time, RCG has received confirmations from a number of HCFA intermediaries and other third party payors stating that they are now, or plan soon to be, year 2000 compliant. HCFA has publicly indicated that it plans to be year 2000 compliant and to be able to process and pay claims without interruption. HCFA has, however, also indicated that it still has year 2000 issues with third party systems and that it is working to address such issues. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of RCG's other significant third party payors to remedy year 2000 related problems could result in a delay in RCG's receipt of payments for services which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder RCG's ability to provide services to patients which could have a material adverse impact on RCG's earnings, financial condition and business.

         RCG is aware that certain of its systems, such as dialysis and other medical equipment, phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include imbedded chips that process dates and date-sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. RCG is performing an evaluation of its systems to determine whether RCG needs to repair or replace any chips to avoid year 2000 problems. If RCG fails to identify or remediate any imbedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, there could be a material adverse impact on RCG's earnings, financial condition and business.

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

         Risks Presented by Year 2000 Issues. RCG is still in the process of evaluating potential disruptions or complications that might result from year 2000-related problems. At this time, RCG has not identified any specific business functions that will suffer material disruption as a result of year 2000-
related events. The Company may, however, identify business functions in the future that are specifically at risk of year 2000 disruption. RCG's failure at this point to identify year 2000 risks should not be construed to mean that there is no risk of year 2000-related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, RCG cannot anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario and might have a material adverse effect on RCG's results of operations and business.

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

CHANGES IN THE MEDICARE OR MEDICAID PROGRAMS COULD ADVERSELY AFFECT OUR BUSINESS

         Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 62% of our net revenue for 1997, 59% of our net revenue for 1998, and 57% of our net revenue for the three months ended March 31, 1999 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 7% of our net revenue for 1997, 5% of our net revenue for 1998, and 5% of our net revenue for the three months ended March 31, 1999 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could adversely affect our earnings, financial condition or business:

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

ERYTHROPOIETIN REIMBURSEMENT DECREASES, COST INCREASES OR SUPPLY SHORTAGES WILL ADVERSELY AFFECT OUR EARNINGS

         Any decrease in the reimbursement of EPO, for which we are reimbursed separately outside the flat composite rate, could significantly affect our revenue and earnings. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO, much of which are reimbursed through government programs, were approximately 20% of net revenue for 1997, 23% of net revenue for 1998, and 25% of net revenue for the three months ended March 31, 1999. President Clinton has included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2000 budget. Further, EPO is produced by a single manufacturer, and any interruption of supply or cost increases could adversely affect our earnings, financial condition or business.

DECREASES IN PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS COULD ADVERSELY AFFECT OUR EARNINGS

         Any reduction in the rates paid by private insurers, hospitals or managed care organizations or a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement could have a material adverse effect on our earnings, financial condition or business. We estimate that approximately 31% of our net revenue for 1997, 36% of our net revenue for 1998, and 38% of our net revenue for the three months ended March 31, 1999 were derived from sources other than Medicare and Medicaid. In general, payments by private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our earnings, financial condition or business:

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

OUR RATE OF GROWTH IS SUBJECT TO OUR ABILITY TO MAKE FUTURE ACQUISITIONS

         Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of dialysis centers. However, we may be unable to continue to identify and complete suitable acquisitions or obtain the necessary financing. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses that we acquire may not perform well enough to justify our investment or may not be integrated successfully into our existing business. If we are unable to make additional acquisitions on suitable terms, we may not meet our expectations for revenue growth.

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

REDUCTIONS IN PHYSICIAN REFERRALS MAY ADVERSELY AFFECT OUR EARNINGS

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians account for all or a significant portion of the patient base at a center, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could have a material adverse effect on our earnings, financial condition and business. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, such physicians may be forced to stop referring to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients.

GOVERNMENT REGULATION CAN HAVE A LARGE IMPACT ON OUR BUSINESS

         If our business is alleged or found to violate heath care or other applicable laws, our earnings, financial condition or business may be adversely affected. We are subject to extensive federal, state and local regulation regarding the following:

         - fraud and abuse prohibitions under health care reimbursement laws,

         -        patient referrals prohibitions and limitations,

         - false claims prohibitions under health care reimbursement laws,

         -        facility licensure,

         -        health and safety requirements,

         -        environmental compliance, and

         -        medical and toxic waste disposal.

Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, it is possible that some of our practices might be challenged under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could result in a material adverse effect on our earnings, financial condition or business. These matters are discussed in more detail under the subheading of "Government Regulation" within the "Business" section of our annual report on Form 10-K, as filed with the SEC on March 31, 1999.

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

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in this quarterly report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a)      None

(b)      None

(c) In January 1999, the Company issued approximately 3,226,546 shares of Common Stock to the former owners of Dialysis Centers of America, Inc. in a private placement pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act.

         In February 1999, the Company issued approximately 95,511 shares of Common Stock to the former owner of Alaska Kidney Centers, Inc., in a private placement from registration set forth in Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.42 Restricted Stock Award Agreement between the Company and Sam A. Brooks*

         10.43 Restricted Stock Award Agreement between the Company and Harry R. Jacobson*

         10.44 Restricted Stock Award Agreement between the Company and Ronald Hinds*

         10.45 Restricted Stock Award Agreement between the Company and Stephen D. McMurray*

         27.1 Financial Data Schedule for the three months ended March 31, 1999 (filed via Edgar on May 14, 1999) (for SEC use only)

(b)      Reports on Form 8-K

         Form 8-K filed February 10, 1999 relating to the merger with Dialysis Centers of America, Inc.


         * Management contract or executive compensation plan or arrangement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RENAL CARE GROUP, INC.
                                    -----------------------------------------
                                                (Registrant)




May 14, 1999                     BY: /s/ Ronald Hinds
------------------                  -----------------------------------------
                                    Ronald Hinds
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Principal Financial
                                    Officer and Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit
Number                             Description of Exhibits                                     Page No.
-------                            -----------------------                                     --------

10.42    Restricted Stock Award Agreement between the Company and Sam A. Brooks*
10.43    Restricted Stock Award Agreement between the Company and Harry R. Jacobson*
10.44    Restricted Stock Award Agreement between the Company and Ronald Hinds*
10.45    Restricted Stock Award Agreement between the Company and Stephen D. McMurray*
27.1     Financial Data Schedule for the three months ended March 31, 1999 (for SEC use only)


* Management contract or executive compensation plan or arrangement.