Form 10-Q
period 1999-06-30
RENAL CARE GROUP INC
filed 1999-08-16
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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

                                    Yes  X  No
                                        ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                     Class                      Outstanding at August 10, 1999
          ----------------------------------------------------------------------
           Common Stock, $.01 par value                  44,508,364

                             RENAL CARE GROUP, INC.
                                      INDEX


                                                                           PAGE NO.
                                                                           --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
            December 31, 1998 and June 30, 1999 (unaudited)                    1

        Consolidated Income Statements - (unaudited)
            For the three months and six months ended
            June 30, 1998 and 1999                                             2

        Consolidated Statements of Cash Flows - (unaudited)
            For the six months ended June 30, 1998 and 1999                    3

        Notes to Consolidated Financial Statements                             4

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                          7

Risk Factors                                                                  13

PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 20

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21


Note: Item 3 of Part I, and items 1 and 3 of Part II are omitted because they are not applicable

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,     JUNE 30,
                                                                             1998           1999
                                                                         -------------  -----------
                                                                                        (unaudited)

          ASSETS
          Current assets:
             Cash and cash equivalents                                     $ 19,943       $ 21,758
             Accounts receivable, net                                        84,795         94,622
             Inventories                                                      8,553          9,664
             Prepaid expenses and other current assets                        8,329         12,937
             Deferred income taxes                                            3,381          3,381
                                                                           --------       --------
          Total current assets                                              125,001        142,362

          Property and equipment, net                                        96,256        111,273
          Goodwill and other intangibles, net                               205,765        215,559
          Other assets                                                        6,355          5,465
                                                                           --------       --------

          Total assets                                                     $433,377       $474,659
                                                                           ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
             Accounts payable                                              $ 20,109       $ 20,111
             Income taxes payable                                             1,579            944
             Current portion of long-term debt                               10,742            631
             Other current liabilities                                       46,776         51,208
                                                                           --------       --------
          Total current liabilities                                          79,206         72,894

          Long-term debt, net of current portion                             79,507         94,716
          Deferred income taxes                                               3,467          3,467
          Minority interest                                                  25,517         30,144
                                                                           --------       --------
          Total liabilities                                                 187,697        201,221

          Stockholders' equity:

             Preferred stock, $.01 par value, 10,000 shares
                authorized, none issued                                        --             --
             Common stock, $.01 par value, 90,000 shares authorized,
                43,995 and 44,487 shares issued and outstanding at
                December 31, 1998 and June 30, 1999, respectively               440            445
             Additional paid-in capital                                     183,817        190,567
             Retained earnings                                               61,423         82,426
                                                                           --------       --------
          Total stockholders' equity                                        245,680        273,438
                                                                           --------       --------

          Total liabilities and stockholders' equity                       $433,377       $474,659
                                                                           ========       ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                          1998          1999           1998           1999
                                                       ---------      --------       --------       --------
Net revenue                                            $102,549       $128,496       $194,091       $249,357
Operating costs and expenses:
   Patient care costs                                    67,465         83,034        129,278        161,281
   General and administrative expenses                    9,858         11,844         18,985         23,138
   Provision for doubtful accounts                        3,119          3,425          5,839          6,626
   Depreciation and amortization                          5,218          6,527          9,831         12,690
   Merger expenses                                          300             --          1,000          4,300
                                                       --------       --------       --------       --------
Total operating costs and expenses                       85,960        104,830        164,933        208,035
                                                       --------       --------       --------       --------
Income from operations                                   16,589         23,666         29,158         41,322
Interest expense, net                                     1,436          1,288          2,682          2,693
                                                       --------       --------       --------       --------
Income before minority interest and income taxes         15,153         22,378         26,476         38,629
Minority interest                                           608          1,744          1,155          3,244
                                                       --------       --------       --------       --------
Income before income taxes                               14,545         20,634         25,321         35,385
Provision for income taxes                                5,438          7,738          9,552         14,382
                                                       --------       --------       --------       --------
Net income                                             $  9,107       $ 12,896       $ 15,769       $ 21,003
                                                       ========       ========       ========       ========

Net income per share:
   Basic                                               $   0.21       $   0.29       $   0.37       $   0.47
                                                       ========       ========       ========       ========
   Diluted                                             $   0.20       $   0.28       $   0.35       $   0.45
                                                       ========       ========       ========       ========
Weighted average shares outstanding:
   Basic                                                 43,274         44,480         42,938         44,336
                                                       ========       ========       ========       ========
   Diluted                                               45,860         46,600         45,488         46,500
                                                       ========       ========       ========       ========




           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                 1998            1999
                                                                              --------------------------
Operating activities
Net income                                                                     $ 15,769        $ 21,003
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                              9,831          12,690
       Income applicable to minority interest                                     1,155           3,244
       Change in assets and liabilities net of effects from acquisitions        (15,456)         (9,565)
                                                                               --------        --------
                  Net cash provided by operating activities                      11,299          27,372

INVESTING ACTIVITIES
Purchases of property and equipment                                             (10,314)        (23,685)
Cash paid for acquisitions, net of cash acquired                                (32,238)        (10,198)
Investments, net                                                                  3,625              --
Change in other assets                                                             (580)            890
                                                                               --------        --------
                  Net cash used in investing activities                         (39,507)        (32,993)

FINANCING ACTIVITIES
Net borrowings under line of credit                                              36,194           5,098
Payments on long-term debt                                                       (4,917)             --
Proceeds from exercise of stock options                                           4,069           3,755
Distributions to minority shareholders                                             (250)         (1,417)
                                                                               --------        --------
                  Net cash provided by financing activities                      35,096           7,436
                                                                               --------        --------

Increase in cash and cash equivalents                                             6,888           1,815

Cash and cash equivalents, at beginning of period                                 9,138          19,943
                                                                               --------        --------

Cash and cash equivalents, at end of period                                    $ 16,026        $ 21,758
                                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest                                                                $  2,543        $  2,649
                                                                               ========        ========
       Income taxes                                                            $  4,803        $ 15,017
                                                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                      $  1,846        $  2,000
                                                                               ========        ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1999
               (in thousands, except per share and operating data)
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure also known as end-stage renal disease ("ESRD"). As of June 30, 1999, the Company provided dialysis and ancillary services to approximately 13,900 patients through 179 outpatient dialysis centers in 22 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 102 hospitals. The Company also operates a business providing wound care and diabetes services.

         Renal Care Group's net revenue has been derived primarily from the following sources:

         -  outpatient hemodialysis services;

         - ancillary services associated with dialysis, primarily the administration of erythropoietin ("EPO");

         -  home dialysis services;

         - inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities;

         - management contracts with hospital-based and medical university dialysis programs;

         -  laboratory services; and

         -  wound care and diabetes services.

         ESRD patients typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the six months ended June 30, 1999, approximately 61% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program.

         The Medicare ESRD composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. Certain other services and drugs are eligible for separate reimbursement under Medicare and are not part of the ESRD composite rate, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients. EPO is the commonly-used drug erythropoietin, which is sold under the brand name EPOGEN(R).

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

Interim Financial Statements

         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on March 31, 1999, and the supplemental consolidated financial statements and the related notes thereto included in the Company's Form 8-K, as filed with the SEC on April 22, 1999.

 NOTE 2 - SIGNIFICANT EVENTS

         In January 1999, Renal Care Group completed a merger with Dialysis Centers of America, Inc. ("DCA"), an operator of 12 dialysis facilities located in metropolitan Chicago. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. Renal Care Group issued approximately 3,073 shares of common stock in the merger. The DCA Merger was accounted for as a pooling-of-interests, and as such, the Company's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein give retroactive effect to the DCA merger for all periods presented. The results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements for prior periods follow:


                                                THREE MONTHS        SIX MONTHS
                                               ENDED JUNE 30,      ENDED JUNE 30,
                                                   1998                1998
                                               --------------      --------------
               Net revenue
                  RCG                            $ 89,510            $169,973
                  DCA                              13,039              24,118
                                                 --------            --------
                                                 $102,549            $194,091
                                                 ========            ========

               Net income
                  RCG                            $ 8,318             $ 15,391
                  DCA                                789                  378
                                                 -------             --------
                                                 $ 9,107             $ 15,769
                                                 =======             ========

         On June 2, 1999, the stockholders of Renal Care Group voted to approve the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the "Long-Term Incentive Plan") and an amendment to the Renal Care Group, Inc. Certificate of Incorporation to increase the number of authorized shares of $0.01 par value Common Stock that the Company shall have authority to issue to 90,000 shares.

         On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provides for an increase in the credit facility from $125.0 million to $185.0 million. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5.0 million in swing line loans.

          Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained total lender commitments of $185.0 million through August 2000. Lender commitments are then reduced to $157.3 million through August 2001, $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003.

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.



                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                   -------------------       ---------------------
                                                                    1998         1999          1998          1999
                                                                    ----         ----          ----          ----
        Numerator:
           Numerator for basic and diluted income per share       $ 9,107       $12,896       $15,769       $21,003
        Denominator:
           Denominator for basic net income per share -
              weighted-average shares                              43,274        44,480        42,938        44,336
           Effect of dilutive securities:
              Stock Options                                         2,054         1,604         2,024         1,641
              Warrants                                                532           516           526           523
                                                                  -------       -------       -------       -------
           Denominator for diluted net income per share -
              adjusted weighted-average shares and assumed
              conversions                                          45,860        46,600        45,488        46,500
                                                                  =======       =======       =======       =======
        Net income per share:
           Basic                                                  $  0.21       $  0.29       $  0.37       $  0.47
                                                                  =======       =======       =======       =======
           Diluted                                                $  0.20       $  0.28       $  0.35       $  0.45
                                                                  =======       =======       =======       =======


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

         As described in Note 2 to the condensed consolidated financial statements, Renal Care Group merged with Dialysis Centers of America (DCA) in January 1999 in a transaction accounted for as a pooling-of-interests. Accordingly, the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to include DCA for all periods presented.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net revenue. Net revenue increased from $102.5 million for the three months ended June 30, 1998 to $128.5 million for the three months ended June 30, 1999, an increase of $26.0 million, or 25.4%. This increase resulted primarily from a 17.3% increase in the number of treatments from 450,378 in the 1998 period to 528,297 in the 1999 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.7% increase in same-center treatments for the 1999 period over the 1998 period. In addition, average net revenue per dialysis treatment increased 6.3% from $222 in the 1998 period to $236 in the 1999 period. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in Renal Care Group's payor mix, increases in the utilization of EPO and other drugs, increases in acute hospital services, the continued roll-out of Renal Care Group's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies and operational costs of facilities. Patient care costs increased from $67.5 million for the three months ended June 30, 1998 to $83.0 million for the three months ended June 30, 1999, an increase of $15.5 million, or 23.0%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the cost of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.8% in the 1998 period to 64.6% in the 1999 period primarily due to an increase in net revenue per treatment. Patient care costs per treatment increased from $150 in the 1998 period to $157 in the 1999 period, an increase of $7, or 4.7%. This increase is due to costs associated with the utilization of EPO and other drugs, the cost of providing acute hospital services, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $9.9 million for the three months ended June 30, 1998 to $11.8 million for the three months ended June 30, 1999, an increase of $1.9 million, or 19.2%. General and administrative expenses as a percentage of net revenue decreased from 9.6% in the 1998 period to 9.2% in the 1999 period, primarily as the result of the increase of net revenue for the 1999 period.

 Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of analyses. These analyses include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $3.1 million for the three months ended June 30, 1998 to $3.4 million for the three months ended June 30, 1999. The provision for doubtful accounts as a percentage of net revenue decreased from 3.0% in the 1998 period to 2.7% in the 1999 period. This decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collections of accounts receivable that were assumed in the merger with Dialysis Centers of America, Inc. in January 1999.

          Depreciation and Amortization. Depreciation and amortization increased from $5.2 million for the three months ended June 30, 1998 to $6.5 million for the three months ended June 30, 1999, an increase of $1.3 million, or 25%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill associated with acquisitions accounted for as purchases.

         Income from Operations. Income from operations increased from $16.6 million for the three months ended June 30, 1998 to $23.7 million for the three months ended June 30, 1999, an increase of $7.1 million, or 42.8%. Income from operations as a percentage of net revenue increased from 16.2% in the 1998 period to 18.4% in the 1999 period as a result of the factors discussed above.

         Interest Expense. Interest expense remained nearly constant at $1.4 million and $1.3 million for the three months ended June 30, 1998 and 1999, respectively. Interest expense was the net result of increased average borrowings offset by lower effective interest rates during the 1999 period. The lower effective interest rates were a result of replacing debt assumed in the DCA transaction with proceeds from Renal Care Group's credit facility combined with generally lower market interest rates.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Renal Care Group's consolidated entities which are not wholly-owned. Minority Interest as a percentage of net revenue increased to 1.4% in 1999 from 0.6% in 1998. This is a result of continued operational improvements primarily related to Renal Care Group's joint ventures in Ohio and Oregon.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net revenue. Net revenue increased from $194.1 million for the six months ended June 30, 1998 to $249.4 million for the six months ended June 30, 1999, an increase of $55.3 million, or 28.5%. This increase resulted primarily from an 18.5% increase in the number of treatments from 868,241 in the 1998 period to 1,028,474 in the 1999 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.9% increase in same-center treatments for the 1999 period over the 1998 period. In addition, average net revenue per dialysis treatment increased 7.8% from $218 in the 1998 period to $235 in the 1999 period. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in Renal Care Group's payor mix, increases in the utilization of EPO and other drugs, increases in acute hospital services, the continued roll-out of Renal Care Group's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs increased from $129.3 million for the six months ended June 30, 1998 to $161.3 million for the six months ended June 30, 1999, an increase of $32.0 million, or 24.7%. This increase was due to the increase in the number of treatments, which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 66.6% in the 1998 period to 64.7% in the 1999 period. Patient care costs per treatment increased from $149 in the 1998 period to $157 in the 1999 period, an increase of $8 or 5.4%. This increase is due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $19.0 million for the six months ended June 30, 1998 to $23.1 million for the six months ended June 30, 1999, an increase of $4.1 million, or 21.6%. General and administrative expenses as a percentage of net revenue decreased from 9.8% for the 1998 period to 9.3% in the 1999 period, primarily as a result of the increase of net revenue for the 1999 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $5.8 million for the six months ended June 30, 1998 to $6.6 million for the six months ended June 30, 1999, an increase of $800,000, or 13.8%. The provision for doubtful accounts as a percentage of net revenue decreased from 3.0% in the 1998 period to 2.7% in the 1999 period. This decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collection of accounts receivable that were assumed in the merger with DCA in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $9.8 million for the six months ended June 30, 1998 to $12.7 million for the six months ended June 30, 1999, an increase of $2.9 million, or 29.6%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with the acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $4.3 million for the six months ended June 30, 1999 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with DCA.

         Income from Operations. Income from operations increased from $29.2 million for the six months ended June 30, 1998 to $41.3 million for the six months ended June 30, 1999, an increase of $12.1 million, or 41.4%. Income from operations as a percentage of net revenue increased from 15.0% in the 1998 period to 16.6% in the 1999 period based on the factors discussed above.

         Interest Expense, Net. Interest expense remained constant at $2.7 million for both six month periods ended June 30, 1998 and 1999. Interest expense was the net result of increased average borrowings offset by lower effective interest rates during the 1999 period. The lower effective interest rates were a result of replacing debt assumed in the DCA transaction with proceeds from Renal Care

Group's credit facility combined with generally lower market interest rates.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Renal Care Group's consolidated entities which are not wholly-owned. Minority Interest as a percentage of net revenue increased to 1.3% in 1999 from 0.6% in 1998. This is a result of continued operational improvements primarily related to Renal Care Group's joint ventures in Ohio and Oregon.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing facilities, and to finance working capital needs. At June 30, 1999, Renal Care Group's working capital was $69.5 million, cash and cash equivalents were $21.8 million, and our current ratio was approximately 2.0 to 1.0.

         Net cash provided by operating activities was $27.4 million for the six months ended June 30, 1999. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $33.0 million for the six months ended June 30, 1999. Cash used in investing activities consisted primarily of $10.2 million of cash paid for acquisitions, net of cash acquired, and $23.7 million of purchases of property and equipment. Cash provided by financing activities was $7.4 million for the six months ended June 30, 1999. Cash provided by financing activities resulted primarily from $5.1 million in net borrowings under the line of credit to fund certain acquisitions and an aggregate of $3.8 million from the proceeds, and the related income tax benefit, of stock option exercises and was partially offset by distributions to minority shareholders of joint ventures.

         On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provides for an increase in the credit facility from $125.0 million to $185.0 million. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5.0 million in swing line loans.

         Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group has obtained total lender commitments of $185.0 million through August 2000. Lender commitments are then reduced to $157.3 million through August 2001, $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On June 30, 1999, there was $93 million outstanding under this agreement. In connection with the merger with Dialysis Centers of America, Inc. in January 1999, Renal Care Group incurred approximately $32.7 million in indebtedness under this agreement to repay certain DCA indebtedness and to fund DCA's working capital needs.

         Under the loan agreement, each of Renal Care Group's subsidiaries has guaranteed all of Renal Care Group's obligations under the loan agreement. Further, Renal Care Group's obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment.

         A significant component of Renal Care Group's growth strategy is the acquisition and development of dialysis facilities. Management of Renal Care Group believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet Renal Care Group's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may incur from time to time additional short- and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any future indebtedness or securities will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

         Capital expenditures of approximately $38.5 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1999. Renal Care Group has made capital expenditures of $23.7 million through June 30, 1999. The Company expects that remaining capital expenditures in 1999 will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

         Renal Care Group's State of Readiness. Renal Care Group's efforts in addressing the year 2000 issue are focused in the following four areas:

         - developing awareness and educating employees regarding the year 2000 issue;

         - implementing procedures to determine whether Renal Care Group's software systems and hardware platforms are year 2000 compliant and communicating with suppliers and third party payors to determine whether there will be any interruption in their systems that could affect Renal Care Group's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue;

         - evaluating and making necessary modifications to Renal Care Group's software and hardware systems and other systems that contain imbedded chips, such as phone systems, which process dates and date sensitive materials; and

         -  testing of systems for year 2000 compliance.

         The Company has substantially completed its assessment of key computer systems and electronic devices and has also completed a detailed inventory of each facility. The Company is developing and implementing plans to remediate year 2000 issues identified in the assessment phase. Renal Care Group expects to complete the remediation and testing phases by September 30, 1999. The education phase will be an on-going process throughout 1999.

         Renal Care Group has obtained written confirmation from the majority of its vendors that Renal Care Group's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Based on an initial assessment of its core clinical and financial systems, the Company has determined the following: (1) over 90% of Renal Care Group's core systems are packaged applications licensed from third-party vendors, thus less than 10% were developed internally; and (2) substantially all of such third-party applications have been certified to Renal Care Group by their manufacturers as either Year 2000 compliant or Year 2000 compliant with minor upgrades.

         Furthermore, to improve its operating performance and efficiency, Renal Care Group has undertaken a number of significant information system initiatives. These initiatives include the selection and implementation of a new laboratory system, a new human resources and payroll system, a new universal patient index and registration system, and a new practice management system. Renal Care Group expects these systems to be operational by the first quarter 2000. The manufacturers of these systems have certified that the systems are year 2000 compliant. The Company currently believes that with upgrades or replacements of certain software and hardware, Renal Care Group's internal systems will be substantially year 2000 compliant. Nevertheless, there can be no assurance that the software applications and hardware platforms on which Renal Care Group's business relies will correctly manipulate dates and date-related information as the year 2000 is approached and reached. Such failures could have a material adverse effect on Renal Care Group's financial condition, results of operations and business.

         Renal Care Group's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers, and to obtain water, power and other supplies from vendors. Renal Care Group has obtained written verification from the majority of its major suppliers, and certain significant third party payors, in order to determine whether there will be any interruption in the provision of supplies or reimbursement for services performed resulting from the year 2000 issue. Renal Care Group substantially completed this process during the second quarter of 1999. At this time, Renal Care Group has received confirmations from a number of HCFA intermediaries and other third party payors stating that they are now, or plan soon to be, year 2000 compliant. HCFA has publicly indicated that it plans to be year 2000 compliant and to be able to process and pay claims without interruption. HCFA has, however, also indicated that it still has year 2000 issues with third party systems and that it is working to address such issues. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of Renal Care Group's other significant third party payors to remedy year 2000 related problems could result in a delay in Renal Care Group's receipt of payments for services which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder Renal Care Group's ability to provide services to patients which could have a material adverse impact on Renal Care Group's earnings, financial condition and business.

         Renal Care Group is aware that certain of its systems, such as dialysis and other medical equipment, phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include imbedded chips that process dates and date-sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. Renal Care Group is performing an evaluation of its systems to determine whether Renal Care Group needs to repair or replace any chips to avoid year 2000 problems. If Renal Care Group fails to identify or remediate any imbedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, there could be a material adverse impact on Renal Care Group's earnings, financial condition and business.

         Costs to Address Renal Care Group's Year 2000 Issues. Renal Care Group will utilize both internal and external resources to complete its year 2000 project. Renal Care Group estimates that the cost to remediate year 2000 issues that have been identified and to test systems to verify year 2000 compliance will be between $500,000 and $700,000 and will be substantially incurred by the end of the third quarter 1999. These costs are exclusive of contingency plan costs as the total cost of the year 2000 effort is not known at this time.

         Risks Presented by Year 2000 Issues. Renal Care Group is still in the process of evaluating potential disruptions or complications that might result from year 2000-related problems. At this time, Renal Care Group has not identified any specific business functions that will suffer material disruption as a result of year 2000-related events. The Company may, however, identify business functions in the future that are specifically at risk of year 2000 disruption. Renal Care Group's failure at this point to identify year 2000 risks should not be construed to mean that there is no risk of year 2000-related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, Renal Care Group cannot anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario and might have a material adverse effect on Renal Care Group's results of operations and business.

         Renal Care Group's Contingency Plans. Renal Care Group is in the process of developing and implementing specific contingency plans at all levels of the Company. Completion of such contingency plans is expected by early fourth quarter 1999.

RISK FACTORS

         You should carefully consider the risks described below before investing in Renal Care Group. The risks and uncertainties described below ARE NOT the only ones facing Renal Care Group. Other risks and uncertainties that we have not predicted or assessed may also adversely affect our company.

         If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE

         Renal Care Group has grown significantly by acquisitions of other dialysis providers since its formation in February 1996. We have completed some of our acquisitions as recently as January and February of 1999, and we intend to acquire more dialysis businesses in the future. After an acquisition, we face the challenge of integrating the acquired company's management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

IF MEDICARE OR MEDICAID CHANGE THEIR PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 62% of our net revenue for 1997, 59% of our net revenue for 1998 and 56% of our net revenue for the six months ended June 30, 1999 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. EPO is the commonly-used name of the drug erythropoietin, which is sold under the brand name Epogen(R). We also estimate that approximately 7% of our net revenue for 1997, 5% of our net revenue for 1998, and 5% of our net revenue for the six months ended June 30, 1999, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could cause our revenue and earnings to decline:

         -  a reduction of the amount paid to us under government programs;

         - an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

         - the inclusion of some or all ancillary services, for which we are now reimbursed separately, in the flat composite rate for a standard dialysis treatment; or

         - changes in laws, or the interpretations of laws, which could cause us to modify our operations.

IF REIMBURSEMENT FOR EPO DECREASES, ITS COST INCREASES OR IT BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 20% of net revenue for 1997, 23% of net revenue for 1998, and 25% of net revenue for the six months ended June 30, 1999. Most of our payments for EPO come from government programs. President Clinton has included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2000 budget, which would represent a 10% reduction from the current government reimbursement rate. For the quarter ended June 30, 1999, government reimbursement represented approximately 65% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings. Further, EPO is produced by a single manufacturer, and if the manufacturer or other factors interrupt the supply of EPO or the manufacturer raises its prices, then our revenue and earnings may decline.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 31% of our net revenue for 1997, 36% of our net revenue for 1998, and 39% of our net revenue for the six months ended June 30, 1999, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

         - an increase in dialysis procedures reimbursed by private insurers, hospitals or managed care companies could cause these payor organizations to reduce the rates they pay us;

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW

         Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of dialysis centers. However, we may be unable to continue to identify and complete suitable acquisitions or obtain the necessary financing. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, which does not result in recording goodwill (the excess of acquisition cost over identifiable tangible assets). In those instances where we have used the "purchase" accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $216 million of goodwill and other intangibles, net as of June 30, 1999. The SEC and accounting policy makers have announced that they are considering substantially or completely curtailing the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policy makers have announced that they may reduce the allowable life over which goodwill may be amortized, which would thereby increase amortization expense in each year. Interest expense on additional debt and amortization expense from acquisitions may significantly reduce our profitability.

IF ACQUIRED BUSINESSES HAVE UNKNOWN LIABILITIES THAT ARE NOT COVERED BY AN INDEMNIFICATION OBLIGATION, THEN WE COULD BE EXPOSED TO LIABILITIES THAT COULD HARM OUR BUSINESS AND PROFITABILITY

         Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify any practices that may give rise to unknown or contingent liabilities and conform them to our standards after the acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from prospective sellers, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

IF OUR REFERRING PHYSICIANS WERE TO CEASE REFERRING TO OUR CENTERS OR WERE PROHIBITED FROM REFERRING FOR REGULATORY REASONS, OUR REVENUE AND EARNINGS WOULD DECLINE

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians account for all or a significant portion of the patient base at a center, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors may be forced to stop referring to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients as physicians typically have their patients treated at a center where they serve as a medical director.

IF OUR BUSINESS IS ALLEGED OR FOUND TO VIOLATE HEATH CARE OR OTHER APPLICABLE LAWS, OUR REVENUE AND EARNINGS COULD DECREASE

         We are subject to extensive federal, state and local regulation regarding the following:

         - fraud and abuse prohibitions under health care reimbursement laws;
         -    prohibitions and limitations on patient referrals;
         -    false claims prohibitions under health care reimbursement laws;
         -    facility licensure;
         -    health and safety requirements;
         -    environmental compliance; and
         -    medical and toxic waste disposal.

Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our medical director and physician stockholder arrangements, governmental agencies could challenge some of our practices under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct. If we are required to alter our practices, we may not be able to do so successfully. The occurrence of any of these events could cause our revenue and earnings to decline.

CHANGES IN THE HEALTH CARE DELIVERY, FINANCING OR REIMBURSEMENT SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

         The health care industry in the United States is in a period of rapid change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and capital expenditures. In addition, proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may further increase government regulation of or other involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKET, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW

         The dialysis industry is fragmented and rapidly consolidating. There are several large dialysis companies that compete for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to lower equipment costs. Several of our competitors, including these equipment manufacturers, are much larger than we are and have substantially greater financial resources and more established operations and infrastructure than us. We also experience competition from referring physicians who open their own dialysis centers. There can be no assurance that we will be able to compete effectively with any of our competitors.

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS, OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT PERSONNEL AND MEDICAL DIRECTORS, OUR ABILITY TO RUN OUR BUSINESS COULD BE ADVERSELY AFFECTED AND OUR REVENUE AND EARNINGS COULD DECLINE

         We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, and Raymond Hakim, M.D., Ph.D., Ronald Hinds and Gary Brukardt, each an Executive Vice President, each of whom has been with Renal Care Group since its formation. We have entered into employment agreements with Messrs. Brooks, Hinds and Brukhardt and Dr. Hakim. The employment agreements for each of these executive officers other than Dr. Hakim contain restrictive covenants prohibiting the officer from competing with Renal Care Group for a period of one year following the end of the officer's employment term. The services of these individuals would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers. We have entered into medical director agreements with the physicians serving as medical directors of our dialysis centers, most of which contain noncompetition covenants of varying durations.

IF OUR BOARD OF DIRECTORS DOES NOT APPROVE AN ACQUISITION OR CHANGE IN CONTROL OF RENAL CARE GROUP, OUR STOCKHOLDERS MAY NOT REALIZE THE FULL VALUE OF THEIR STOCK

         Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our stockholders are offered an attractive value for their shares or if a substantial number or even a majority of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors prior to pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

         -    a staggered board of directors that would require two annual meetings to replace a majority of the board of directors;
         -    restrictions on calling special meetings at which an acquisition or change in control might be brought to a vote of the stockholders;
         - blank check preferred stock that may be issued by our board of directors without stockholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror; and
         - a poison pill that would substantially dilute the interest sought by an acquiror.

These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $14.875 per share to a high of $34.375 per share during the first six months of 1999, and could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors or the health care market;
         -    changes in government regulations; and
         -    changes in earnings estimates by analysts.

         Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.

YEAR 2000 ISSUES MAY RESULT IN LOSS OF REVENUE OR INCREASE IN COSTS

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century and, if not corrected, could fail or create erroneous results by or at the year 2000. We have undertaken, but not completed, an assessment of our year 2000 issues. Until we have completed our assessment, we cannot be sure that our efforts to address our year 2000 issues are appropriate, adequate or complete. Our year 2000 issues could reside in our own systems and in the systems of third parties with whom we have relationships that are material to our operations, such as reimbursement to us from fiscal intermediaries and governmental agencies and the provision of significant utilities and supplies to our centers. Year 2000 issues could cause significant disruptions in our cash flow and operations, which could cause our costs to increase and our revenue and earnings to decline. Matters related to our year 2000 issues are discussed in further detail under the heading "Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000" in our current report on Form 8-K filed with the SEC on April 22, 1999.

FORWARD LOOKING STATEMENTS

         Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

         -   the statements discuss our future expectations;
         - the statements contain projections of our future earnings or of our financial condition; and
         -   the statements state other "forward-looking" information.

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this prospectus and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(a) See Note 2 to Financial Statements concerning the increase in authorized shares of Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 2, 1999, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes and with the following results:

1. To elect John D. Bower, M.D., Kenneth E. Johnson, Jr., M.D. and W. Tom Meredith, M.D. as Class III Directors, each to serve for a term of three (3) years and until his successor is elected:


                                                          FOR         AGAINST           ABSTAIN
                                                          ---         -------           -------
         Election of John D. Bower, M.D.
         as Class III Director                          36,258,955       --             427,415

         Election of Kenneth E. Johnson, Jr., M.D.
         as Class III Director                          36,258,955       --             427,415

         Election of W. Tom Meredith, M.D.
         as Class III Director                          36,268,680       --             417,690


2. To elect Harry R. Jacobson, M.D. as Class II Director to serve for a term of two (2) years and until his successor is elected:

                                                          FOR          AGAINST           ABSTAIN
                                                          ---          -------           -------
         Election of Harry R. Jacobson, M.D.
         as Class II Director                           36,020,655       --             665,715


3. To approve the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the "Long-Term Incentive Plan"):


                     FOR                    AGAINST                  ABSTAIN
                     ---                    -------                  -------
                  22,315,770               14,004,094                 66,556


4. To approve an amendment to the Renal Care Group, Inc. Certificate of Incorporation to increase the number of authorized shares of $0.01 par value Common Stock that the Company shall have authority to issue to 90,000,000 shares:

                      FOR                    AGAINST                 ABSTAIN
                      ---                    -------                 -------
                  36,281,774                 370,807                  33,289


ITEM 5. OTHER INFORMATION

STOCKHOLDER PROPOSALS

         The proxy statement solicited by management of the Company with respect to the 2000 Annual Meeting of Stockholders will confer discretionary authority to vote on proposals of stockholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after December 26, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         3.1.4 Certificate of Amendment of Certificate of Incorporation of the Company

         10.46 Renal Care Group, Inc. 1999 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders, filed on April 27, 1999)

         10.47 Second Amendment to First Amended and Restated Loan Agreement, dated as of June 23, 1999, among the Company, First American National Bank, First Union National Bank, and NationsBank, N.A., SunTrust Bank, Nashville, N.A., AmSouth Bank, and NorWest Bank Arizona, N.A.

         27.1 Financial Data Schedule for the six months ended June 30, 1999 (filed via Edgar on August 16, 1999)

(b)      Reports on Form 8-K

                  Form 8-K filed April 22, 1999 with Supplemental Financial Statements, Supplemental Selected Financial Data, Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations, and Supplemental Financial Statement Schedule, which give effect to the pooling of interests with Dialysis Centers of America, Inc. on January 29, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RENAL CARE GROUP, INC.
                                      -------------------------------------
                                                   (Registrant)

August 16, 1999                     BY: /s/ Ronald Hinds
                                       -----------------------------------------
                                       Ronald Hinds
                                       Executive Vice President, Chief Financial
                                       Officer, and Principal Financial Officer
                                       and Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit
Number                           Description of Exhibits
------                           -----------------------

3.1.4 Certificate of Amendment of Certificate of Incorporation of the Company

10.46 Renal Care Group, Inc. 1999 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders, filed on April 27, 1999)

10.47 Second Amendment to First Amended and Restated Loan Agreement, dated as of June 23, 1999, among the Company, First American
         National Bank, First Union National Bank, and NationsBank, N.A.,
         SunTrust Bank, Nashville, N.A., AmSouth Bank, and NorWest Bank
         Arizona, N.A.

27.1     Financial Data Schedule for the six months ended June 30, 1999
         (filed via Edgar on August 16, 1999)
