Form 10-Q
period 1999-09-30
RENAL CARE GROUP INC
filed 1999-11-15
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                            ---------    ---------

                           Commission File No. 0-27640

                             RENAL CARE GROUP, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                       62-1622383
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           2100 West End Avenue, Suite 800, Nashville, Tennessee 37203
              (Address of principal executive offices) (Zip code)
       Registrant's telephone number, including area code: (615) 345-5500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                      Class                     Outstanding at November 9, 1999
        ----------------------------            -------------------------------
        Common Stock, $.01 par value                        44,659,947

                             RENAL CARE GROUP, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
                 December 31, 1998 and September 30, 1999 (unaudited)       1

          Consolidated Income Statements - (unaudited)
                 For the three months and nine months ended
                 September 30, 1998 and 1999                                2

          Consolidated Statements of Cash Flows - (unaudited)
                 For the nine months ended September 30, 1998 and 1999      3

          Notes to the Consolidated Financial Statements                    4

Item 2.   Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                  7

Risk Factors                                                               13

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                            20

Item 6.   Exhibits and Reports on Form 8-K                                 20

Note: Item 3 of Part I, and Items 1, 3, 4, and 5 of Part II are omitted because they are not applicable

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,   SEPTEMBER 30,
                                                                       1998           1999
                                                                     --------       --------
                                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 19,943       $ 26,748
     Accounts receivable, net                                          84,795         93,434
     Inventories                                                        8,553          9,326
     Prepaid expenses and other current assets                          8,329         10,698
     Deferred income taxes                                              3,381          3,381
                                                                     --------       --------
Total current assets                                                  125,001        143,587

Property and equipment, net                                            96,256        116,891
Goodwill and other intangibles, net                                   205,765        213,447
Other assets                                                            6,355          5,838
                                                                     --------       --------
Total assets                                                         $433,377       $479,763
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $ 20,109       $ 20,941
     Income taxes payable                                               1,579          1,626
     Current portion of long-term debt                                 10,742            663
     Other current liabilities                                         46,776         51,401
                                                                     --------       --------
Total current liabilities                                              79,206         74,631

Long-term debt, net of current portion                                 79,507         82,632
Deferred income taxes                                                   3,467          3,467
Minority interest                                                      25,517         32,257
                                                                     --------       --------
Total liabilities                                                     187,697        192,987

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
        authorized, none issued                                            --             --
     Common stock, $.01 par value, 90,000 shares authorized,
        43,995 and 44,656 shares issued and outstanding at
        December 31, 1998 and September 30, 1999, respectively            440            447
     Additional paid-in capital                                       183,817        190,632
     Retained earnings                                                 61,423         95,697
                                                                     --------       --------
Total stockholders' equity                                            245,680        286,776
                                                                     --------       --------

Total liabilities and stockholders' equity                           $433,377       $479,763
                                                                     ========       ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         Consolidated Income Statements
                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       1998         1999         1998         1999
                                                     --------     --------     --------     --------
Net revenue                                          $110,357     $133,484     $304,448     $382,841
Operating costs and expenses:
     Patient care costs                                72,050       85,733      201,328      247,014
     General and administrative expenses               10,414       12,506       29,399       35,644
     Provision for doubtful accounts                    3,356        3,579        9,195       10,205
     Depreciation and amortization                      5,497        6,798       15,328       19,488
     Merger expenses                                       --           --        1,000        4,300
                                                     --------     --------     --------     --------
Total operating costs and expenses                     91,317      108,616      256,250      316,651
                                                     --------     --------     --------     --------
Income from operations                                 19,040       24,868       48,198       66,190
Interest expense, net                                   1,557        1,284        4,239        3,977
                                                     --------     --------     --------     --------
Income before minority interest and income taxes       17,483       23,584       43,959       62,213
Minority interest                                       1,045        2,350        2,200        5,594
                                                     --------     --------     --------     --------
Income before income taxes                             16,438       21,234       41,759       56,619
Provision for income taxes                              6,126        7,963       15,678       22,345
                                                     --------     --------     --------     --------
Net income                                           $ 10,312     $ 13,271     $ 26,081     $ 34,274
                                                     ========     ========     ========     ========

Net income per share:

     Basic                                           $   0.24     $   0.30     $   0.60     $   0.77
                                                     ========     ========     ========     ========
     Diluted                                         $   0.22     $   0.29     $   0.57     $   0.74
                                                     ========     ========     ========     ========

Weighted average shares outstanding:

     Basic                                             43,466       44,571       43,110       44,448
                                                     ========     ========     ========     ========
     Diluted                                           46,035       46,400       45,643       46,500
                                                     ========     ========     ========     ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     1998          1999
                                                                                   --------      --------
Operating activities
Net income                                                                         $ 26,081      $ 34,274
Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                                 15,328        19,488
       Income applicable to minority interest                                         2,200         5,594
       Change in assets and liabilities net of effects from acquisitions            (18,462)       (2,898)
                                                                                   --------      --------
                     Net cash provided by operating activities                       25,147        56,458

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (17,735)      (34,218)
Cash paid for acquisitions, net of cash acquired                                    (41,535)      (10,502)
Investments, net                                                                      3,625            --
Change in other assets                                                                 (484)          516
                                                                                   --------      --------
                     Net cash used in investing activities                          (56,129)      (44,204)

FINANCING ACTIVITIES
Net borrowings (payments) under line of credit                                       41,591        (7,617)
Payments on long-term debt                                                           (6,368)           --
Proceeds from exercise of stock options                                               6,487         3,822
Distributions to minority shareholders                                                 (400)       (1,654)
                                                                                   --------      --------
                     Net cash provided by (used) in financing activities             41,310        (5,449)
                                                                                   --------      --------
Increase in cash and cash equivalents                                                10,328         6,805

Cash and cash equivalents, at beginning of period                                     9,138        19,943
                                                                                   --------      --------

Cash and cash equivalents, at end of period                                        $ 19,466      $ 26,748
                                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:

       Interest                                                                    $  4,118      $  4,775
                                                                                   ========      ========
       Income taxes                                                                $ 10,277      $ 22,298
                                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Issuance of common stock in acquisition                                          $  1,846      $  2,000
                                                                                   ========      ========

           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Overview

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure also known as end-stage renal disease ("ESRD"). As of September 30, 1999, the Company provided dialysis and ancillary services to approximately 14,200 patients through 181 outpatient dialysis centers in 22 states. In addition to its outpatient dialysis center operations, the Company provides acute dialysis services through contractual relationships with 103 hospitals. The Company also provides wound care and diabetes services.

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

         -        laboratory services; and

         -        wound care and diabetes services.

         ESRD patients typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the nine months ended September 30, 1999, approximately 60% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may increase or reduce payments under the ESRD program.

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

EPO is the commonly-used name for the drug erythropoietin, which is sold under the brand name EPOGEN(R).

         For patients with private health insurance, dialysis was historically reimbursed at rates higher than Medicare during the first 18 months of treatment, and after that time Medicare became the primary payor. Effective August 5, 1997, however, the Balanced Budget Act extended to 30 months of treatment the health insurance coordination period during which private insurance must pay for dialysis; after that period Medicare now becomes the primary payor. The impact of such extension is expected to be fully realized by the end of first quarter 2000. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat this chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

Interim Financial Statements

         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on March 31, 1999, and the supplemental consolidated financial statements and the related notes thereto included in the Company's Form 8-K, as filed with the Securities and Exchange Commission on April 22, 1999.

NOTE 2 - SIGNIFICANT EVENTS

         In January 1999, Renal Care Group completed a merger with Dialysis Centers of America, Inc. ("DCA"), an operator of 12 dialysis facilities located in metropolitan Chicago. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. Renal Care Group issued approximately 3,073 shares of common stock in the merger. The DCA Merger was accounted for as a pooling-of-interests. As a result, the Company's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein give retroactive effect to the DCA merger for all periods presented. The results of operations for the separate companies and the combined results presented in the condensed consolidated financial statements for prior periods follow:

                           THREE MONTHS      NINE MONTHS
                               ENDED            ENDED
                           SEPTEMBER 30,    SEPTEMBER 30,
                               1998             1998
                             --------         --------
         Net revenue
              RCG            $ 96,807         $266,780
              DCA              13,550           37,668
                             --------         --------
                             $110,357         $304,448
                             ========         ========
         Net income
              RCG            $  9,415         $ 24,806
              DCA                 897            1,275
                             --------         --------
                             $ 10,312         $ 26,081
                             ========         ========

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                  1998        1999        1998        1999
                                                                 -------     -------     -------     -------
         Numerator:
            Numerator for basic and diluted income per share     $10,312     $13,271     $26,081     $34,274
         Denominator:
            Denominator for basic net income per share -
               weighted-average shares                            43,466      44,571      43,110      44,448
            Effect of dilutive securities:
               Stock Options                                       2,043       1,410       2,041       1,564
               Warrants                                              526         419         492         488
                                                                 -------     -------     -------     -------
            Denominator for diluted net income per share -
               adjusted weighted-average shares and assumed
               conversions                                        46,035      46,400      45,643      46,500
                                                                 =======     =======     =======     =======
         Net income per share:
            Basic                                                $  0.24     $  0.30     $  0.60     $  0.77
                                                                 =======     =======     =======     =======
            Diluted                                              $  0.22     $  0.29     $  0.57     $  0.74
                                                                 =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As described in Note 2 to the Consolidated Financial Statements, Renal Care Group merged with Dialysis Centers of America (DCA) in January 1999 in a transaction accounted for as a pooling-of-interests. Accordingly, the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to include DCA for all periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue. Net revenue increased from $110.4 million for the three months ended September 30, 1998 to $133.5 million for the three months ended September 30, 1999, an increase of $23.1 million, or 20.9%. This increase resulted primarily from a 14.3% increase in the number of treatments from 475,024 in the 1998 period to 543,111 in the 1999 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.2% increase in same-center treatments for the 1999 period over the 1998 period. In addition, average net revenue per dialysis treatment increased 5.3% from $226 in the 1998 period to $238 in the 1999 period. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in Renal Care Group's payor mix, increases in the utilization of EPO and other drugs, increases in acute hospital services, the continued roll-out of Renal Care Group's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies and operational costs of facilities. Patient care costs increased from $72.1 million for the three months ended September 30, 1998 to $85.7 million for the three months ended September 30, 1999, an increase of $13.6 million, or 18.9%. This increase resulted primarily from an increase in the number of treatments performed during the period, which caused a corresponding increase in the cost of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.3% in the 1998 period to 64.2% in the 1999 period primarily due to an increase in net revenue per treatment. Patient care costs per treatment increased from $152 in the 1998 period to $158 in the 1999 period, an increase of $6, or 3.9%. This increase was due to costs associated with the utilization of EPO and other drugs, the cost of providing acute hospital services, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $10.4 million for the three months ended September 30, 1998 to $12.5 million for the three months ended September 30, 1999, an increase of $2.1 million, or 20.2%. General and administrative expenses as a percentage of net revenue remained consistent at 9.4% in the 1998 and 1999 periods.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $3.4 million for the three months ended September 30, 1998 to $3.6 million for the three months ended September 30, 1999. The provision for doubtful accounts as a percentage of net revenue decreased from 3.0% in the 1998 period to 2.7% in the 1999 period. This decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collections of accounts receivable that were assumed in the merger with Dialysis Centers of America, Inc. in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $5.5 million for the three months ended September 30, 1998 to $6.8 million for the three months ended September 30, 1999, an increase of $1.3 million, or 23.6%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with acquisitions accounted for as purchases.

         Income from Operations. Income from operations increased from $19.0 million for the three months ended September 30, 1998 to $24.9 million for the three months ended September 30, 1999, an increase of $5.9 million, or 31.1%. Income from operations as a percentage of net revenue increased from 17.3% in the 1998 period to 18.6% in the 1999 period as a result of the factors discussed above.

         Interest Expense. Interest expense decreased from $1.6 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. This decrease was the result of both lower average borrowings and lower effective interest rates during the 1999 period. The lower effective interest rates were the result of replacing debt assumed in the DCA transaction with proceeds from Renal Care Group's credit facility combined with generally lower market interest rates.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in entities that are not wholly-owned, whose financial results are included in Renal Care Group's consolidated results. Minority Interest as a percentage of net revenue increased to 1.8% in 1999 from 0.9% in 1998. This increase was the result of continued operational improvements in Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net revenue. Net revenue increased from $304.4 million for the nine months ended September 30, 1998 to $382.8 million for the nine months ended September 30, 1999, an increase of $78.4 million, or 25.8%. This increase resulted primarily from a 17.0% increase in the number of treatments from 1,343,265 in the 1998 period to 1,571,585 in the 1999 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.6% increase in same-center treatments for the 1999 period over the 1998 period. In addition, average net revenue per dialysis treatment increased 7.2% from $221 in the 1998 period to $237 in the 1999 period. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in Renal Care Group's payor mix, increases in the utilization of EPO and other drugs, increases in acute hospital services, the continued roll-out of Renal Care Group's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs increased from $201.3 million for the nine months ended September 30, 1998 to $247.0 million for the nine months ended September 30, 1999, an increase of $45.7 million, or 22.7%. This increase was due to the increase in the number of associated treatments, which caused a corresponding increase in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 66.1% in the 1998 period to 64.5% in the 1999 period. Patient care costs per treatment increased from $150 in the 1998 period to $157 in the 1999 period, an increase of $7 or 4.7%. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $29.4 million for the nine months ended September 30, 1998 to $35.6 million for the nine months ended September 30, 1999, an increase of $6.2 million, or 21.1%. General and administrative expenses as a percentage of net revenue decreased from 9.7% for the 1998 period to 9.3% in the 1999 period, primarily as a result of the increase of net revenue for the 1999 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $9.2 million for the nine months ended September 30, 1998 to $10.2 million for the nine months ended September 30, 1999, an increase of $1.0 million, or 10.9%. The provision for doubtful accounts as a percentage of net revenue decreased from 3.0% for the 1998 period to 2.7% in the 1999 period. This decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collections of accounts receivable that were assumed in the merger with Dialysis Centers of America, Inc. in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $15.3 million for the nine months ended September 30, 1998 to $19.5 million for the nine months ended September 30, 1999, an increase of $4.2 million, or 27.5%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $4.3 million for the nine months ended September 30, 1999 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with DCA.

         Income from Operations. Income from operations increased from $48.2 million for the nine months ended September 30, 1998 to $66.2 million for the nine months ended September 30, 1999, an increase of $18.0 million, or 37.3%. Income from operations as a percentage of net revenue increased from 15.8% in the 1998 period to 17.3% in the 1999 period based on the factors discussed above.

         Interest Expense, Net. Interest expense decreased from $4.2 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. This decrease was the result of both lower average borrowings and lower effective interest rates during the 1999 period. The lower effective interest rates were the result of replacing debt assumed in the DCA transaction with proceeds from Renal Care Group's credit facility combined with generally lower market interest rates.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in entities that are not wholly-owned, whose financial results are included in Renal Care Group's consolidated results. Minority Interest as a percentage of net revenue increased to 1.5% in 1999 from 0.7% in 1998. This increase was the result of continued operational improvements in Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing facilities, and to finance working capital needs. At September 30, 1999, Renal Care Group's working capital was $69.0 million, cash and cash equivalents were $26.7 million, and its current ratio was approximately 1.9 to 1.0.

         Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 1999. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $44.2 million for the nine months ended September 30, 1999. Cash used in investing activities consisted primarily of $10.5 million of cash paid for acquisitions, net of cash acquired, and $34.2 million of purchases of property and equipment. Cash used in financing activities was $5.4 million for the nine months ended September 30, 1999. Cash used by financing activities primarily reflects $7.6 million in net repayments of borrowings under Renal Care Group's line of credit, and $1.7 million in distributions to minority shareholders and is partially offset by $3.8 million from the proceeds of stock option exercises.

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

         Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group has obtained total lender commitments of $185.0 million through August 2000. Lender commitments are then reduced to $157.3 million through August 2001, $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. On September 30, 1999, there was $81.0 million outstanding under this credit facility. In connection with the merger with Dialysis Centers of America, Inc. in January 1999, Renal Care Group incurred approximately $32.7 million in indebtedness under this credit facility to repay certain DCA indebtedness and to fund DCA's working capital needs.

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

         A significant component of Renal Care Group's growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management of Renal Care Group believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet Renal Care Group's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may incur from time to time additional short-and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any future indebtedness or securities will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

         Capital expenditures of approximately $40.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 1999. Renal Care Group has made capital expenditures of $34.2 million through September 30, 1999. The Company expects that remaining capital expenditures in 1999 will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

         The Company has substantially completed its assessment of key computer systems and electronic devices and has also completed a detailed inventory of each facility. Additionally, the Company is in the final stages of its efforts to remediate year 2000 issues identified in the assessment phase. Management expects to complete the remediation phase by November 30, 1999. The education phase will be an on-going process throughout 1999.

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

         Furthermore, to improve its operating performance and efficiency, Renal Care Group has undertaken a number of significant information system initiatives. These initiatives include the selection and implementation of a new laboratory system, a new human resources and payroll system, a new universal patient index and registration system, and a new practice management system. Renal Care Group expects most of these systems to be operational by either the first or second quarter 2000. The manufacturers of these systems have certified that the systems are year 2000 compliant. The Company currently believes that with upgrades or replacements of certain software and hardware, Renal Care Group's internal systems will be substantially year 2000 compliant. Nevertheless, there can be no assurance that the software applications and hardware platforms on which Renal Care Group's business relies will correctly manipulate dates and date-related information as the year 2000 is approached and reached. Such failures could have a material adverse effect on Renal Care Group's financial condition, results of operations and business.

         Renal Care Group's business relies heavily upon its ability to obtain reimbursement from third party payors, including Medicare, Medicaid and private insurers, and to obtain water, power and other supplies from vendors. Renal Care Group has obtained written verification from the majority of its major suppliers, and the majority of its significant third party payors, in order to determine whether there will be any interruption in the provision of supplies or reimbursement for services performed resulting from the year 2000 issue. Renal Care Group substantially completed this process during the second quarter of 1999. At this time, Renal Care Group has received confirmations from a number of HCFA intermediaries and other third party payors stating that they are now, or plan soon to be, year 2000 compliant. HCFA has publicly indicated that it plans to be year 2000 compliant and to be able to process and pay claims without interruption. HCFA has, however, also indicated that it still has year 2000 issues with third party systems and that it is working to address such issues. During the week of November 15, 1999, the Company will participate in the National Medicare Y2K Testing Week by sending sample year 2000 electronic claim files to the key Medicare intermediaries with which it deals. The failure of HCFA, Medicare intermediaries, Medicaid payors or any of Renal Care Group's other significant third party payors to remedy year 2000 related problems could result in a delay in Renal Care Group's receipt of payments for services which could have a material adverse impact on the Company's earnings, financial condition and business. Furthermore, a delay in receiving supplies from certain vendors could hinder Renal Care Group's ability to provide services to patients, which could have a material adverse impact on Renal Care Group's earnings, financial condition and business.

         Renal Care Group is aware that some of its systems, such as dialysis and other medical equipment, phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include imbedded chips that process dates and date-sensitive material. These imbedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. Renal Care Group is performing an evaluation of its systems to determine whether Renal Care Group needs to repair or replace any chips to avoid year 2000 problems. If Renal Care Group fails to identify or remediate any imbedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, there could be a material adverse impact on Renal Care Group's earnings, financial condition and business.

         Costs to Address Renal Care Group's Year 2000 Issues. Renal Care Group has and will continue to utilize both internal and external resources to complete its year 2000 project. Renal Care Group estimates that the cost to remediate year 2000 issues that have been identified and to test systems to verify year 2000 compliance will be between $500,000 and $700,000 and have been substantially incurred by the end of the third quarter 1999. These costs are exclusive of contingency plan costs as the total cost of the year 2000 effort is not known at this time.

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

         Renal Care Group's Contingency Plans. Each of Renal Care Group's regional operations management teams has developed preliminary year 2000 contingency plans and is working to refine those plans in light of year 2000 issues identified in the process of surveying our business and our trading partners. These plans principally focus on identifying locations (either centrally located Renal Care Group centers or local hospitals) with appropriate back-up systems where Renal Care Group's patients can receive care if the center in which they usually receive care is not functioning due to year 2000 issues. Some of these plans also include obtaining a limited amount of extra inventory of supplies in case of disruptions in availability. The specifics of these plans vary between Renal Care Group's regions, and some regions' plans are more detailed than others. We can give no assurances that these contingency plans will be adequate to address the issues we have identified or that issues that we have not identified or addressed in our contingency planning will not materially and adversely affect our business.

         At the corporate level, Renal Care Group has developed contingency plans to address year 2000 issues in light of the review we have conducted. We have developed plans to confirm the operational status of each of our centers and our key computer systems and electronic devices during the weekend of January 1, 2000, and we plan to have teams of personnel available to work to resolve any problems that are identified.

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

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE.

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

IF MEDICARE OR MEDICAID CHANGE THEIR PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE.

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 62% of our net revenue for 1997, 59% of our net revenue for 1998 and 55% of our net revenue for the nine months ended September 30, 1999 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 7% of our net revenue for 1997, 5% of our net revenue for 1998, and 5% of our net revenue for the nine months ended September 30, 1999, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could cause our revenue and earnings to decline:

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

IF REIMBURSEMENT FOR EPO DECREASES, ITS COST INCREASES OR IT BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE.

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 20% of net revenue for 1997, 23% of net revenue for 1998, and 26% of net revenue for the nine months ended September 30, 1999. Most of our payments for EPO come from government programs. President Clinton included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2000 budget, which would represent a 10% reduction from the current government reimbursement rate. For the quarter ended September 30, 1999, government reimbursement represented approximately 65% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings. Further, EPO is produced by a single manufacturer, and if the manufacturer or other factors interrupt the supply of EPO or the manufacturer raises its prices, then our revenue and earnings may decline.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE.

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 31% of our net revenue for 1997, 36% of our net revenue for 1998, and 40% of our net revenue for the nine months ended September 30, 1999, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW.

         Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of dialysis centers. However, we may be unable to continue to identify and complete suitable acquisitions or obtain the necessary financing. In addition, since we are a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS.

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $213.4 million of goodwill and other intangibles, net as of September 30, 1999. The SEC and accounting policy makers have announced that they are considering substantially or completely curtailing the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policy makers have announced that they may reduce the allowable life over which goodwill may be amortized, which would thereby increase amortization expense in each year. Interest expense on additional debt and amortization expense from acquisitions may significantly reduce our profitability.

IF ACQUIRED BUSINESSES HAVE UNKNOWN LIABILITIES THAT ARE NOT COVERED BY AN INDEMNIFICATION OBLIGATION, THEN WE COULD BE EXPOSED TO LIABILITIES THAT COULD HARM OUR BUSINESS AND PROFITABILITY.

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

IF OUR REFERRING PHYSICIANS WERE TO CEASE REFERRING TO OUR CENTERS OR WERE PROHIBITED FROM REFERRING FOR REGULATORY REASONS, OUR REVENUE AND EARNINGS WOULD DECLINE.

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians account for all or a significant portion of the patient base at a center, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders of Renal Care Group and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors may be forced to stop referring to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since physicians typically have their patients treated at a center where they serve as a medical director.

IF OUR BUSINESS IS ALLEGED OR FOUND TO VIOLATE HEATH CARE OR OTHER APPLICABLE LAWS, OUR REVENUE AND EARNINGS COULD DECREASE.

         We are subject to extensive federal, state and local regulation regarding the following:

         - fraud and abuse prohibitions under health care reimbursement laws;

         -        prohibitions and limitations on patient referrals;

         - false claims prohibitions under health care reimbursement laws;

         -        facility licensure;

         -        health and safety requirements;

         -        environmental compliance; and

         -        medical and toxic waste disposal.


Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our medical director and physician stockholder and joint venture arrangements, governmental agencies could challenge some of our practices under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, it could cause our revenue and earnings to decline.

CHANGES IN THE HEALTH CARE DELIVERY, FINANCING OR REIMBURSEMENT SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

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

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKET, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW.

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

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS, OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT PERSONNEL AND MEDICAL DIRECTORS, OUR ABILITY TO RUN OUR BUSINESS COULD BE ADVERSELY AFFECTED AND OUR REVENUE AND EARNINGS COULD DECLINE.

         We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, and Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. We have entered into employment agreements with Messrs. Brooks, Allison, and Brukardt and Dr. Hakim. The employment agreements for each of these executive officers other than Dr. Hakim contain restrictive covenants prohibiting the officer from competing with Renal Care Group for a period of one year following the end of the officer's employment term. The services of these individuals would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers. We have entered into medical director agreements with the physicians serving as medical directors of our dialysis centers, most of which contain noncompetition covenants of varying durations.

IF OUR BOARD OF DIRECTORS DOES NOT APPROVE AN ACQUISITION OR CHANGE IN CONTROL OF RENAL CARE GROUP, OUR STOCKHOLDERS MAY NOT REALIZE THE FULL VALUE OF THEIR STOCK.

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $14.875 per share to a high of $34.375 per share during the first nine months of 1999, and could fluctuate substantially based on a variety of factors, including the following:

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

YEAR 2000 ISSUES MAY RESULT IN LOSS OF REVENUE OR INCREASE IN COSTS

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century and, if not corrected, could fail or create erroneous results by or at the year 2000. While we have substantially completed our assessment of our year 2000 issues, we cannot be sure that our efforts to address our year 2000 issues are appropriate, adequate or complete. Our year 2000 issues could reside in our own systems and in the systems of third parties with whom we have relationships that are material to our operations, such as reimbursement to us from fiscal intermediaries and governmental agencies and the provision of significant utilities and supplies to our centers. Year 2000 issues could cause significant disruptions in our cash flow and operations, which could cause our costs to increase and our revenue and earnings to decline.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.48    Stock Option Agreement between the Company and Sam A. Brooks
         10.49    Stock Option Agreement between the Company and Gary A.
                  Brukardt
         10.50    Stock Option Agreement between the Company and Raymond Hakim,
                  M.D.
         10.51    Stock Option Agreement between the Company and Ronald Hinds
         10.52    Stock Option Agreement between the Company and Joseph C. Hutts
         10.53 Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
         10.54    Stock Option Agreement between the Company and William Lapham
         27.1 Financial Data Schedule for the nine months ended September 30, 1999 (filed via Edgar on November 15, 1999)

(b)      Reports on Form 8-K

         Form 8-K filed August 5, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RENAL CARE GROUP, INC.
                                          (Registrant)



November 15, 1999                    BY: /s/ R. Dirk Allison
--------------------                     ---------------------------------------
                                         R. Dirk Allison
                                         Executive Vice President,
                                         Chief Financial Officer, and Principal
                                         Financial Officer and Principal
                                         Accounting Officer

                             RENAL CARE GROUP, INC.

                                  EXHIBIT INDEX

     Number and
Description of Exhibit
----------------------

         10.48    Stock Option Agreement between the Company and Sam A. Brooks
         10.49    Stock Option Agreement between the Company and Gary A.
                  Brukardt
         10.50    Stock Option Agreement between the Company and Raymond Hakim,
                  M.D.
         10.51    Stock Option Agreement between the Company and Ronald Hinds
         10.52    Stock Option Agreement between the Company and Joseph C. Hutts
         10.53 Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
         10.54    Stock Option Agreement between the Company and William Lapham
         27.1 Financial Data Schedule for the nine months ended September 30, 1999 (filed via Edgar on November 15, 1999)