Form 10-K
period 1999-12-31
RENAL CARE GROUP INC
filed 2000-03-30
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $859,096,292 as of March 17, 2000, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 45,021,956 shares of common stock, $0.01 par value, issued and outstanding at March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 1999, Renal Care Group provided dialysis and ancillary services to approximately 14,200 patients through 181 outpatient dialysis centers in 23 states. In addition to outpatient dialysis center operations, Renal Care Group provided acute dialysis services through contractual relationships with 103 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis.

         In Renal Care Group's dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Health Care Financing Administration ("HCFA"), there were more than 3,800 facilities providing dialysis in the United States at the end of 1999. In the past many outpatient dialysis facilities have been owned by groups of nephrologists and comprise an integral component of the nephrologists' practice because of the critical role that dialysis plays in the treatment of ESRD patients. Recently, however, the dialysis services industry has been consolidating. As a result, Renal Care Group believes that approximately 55% of dialysis centers are now owned by multi-center dialysis companies, between 20% and 25% are owned by independent physicians and other small operators, and between 20% and 25% are hospital-based centers.

         As an adjunct to its dialysis business, Renal Care Group provides certain practice management and administrative services to 21 physician practices with a total of 73 physicians. As of December 31, 1999, there were 263 nephrologists affiliated with the Company's outpatient dialysis centers. In addition, the Company operates a business providing wound and diabetic care services. Because of the chronic nature of ESRD and the fact that many ESRD patients also have diabetes, many of Renal Care Group's dialysis patients also have needs for wound care services.

         Renal Care Group is a Delaware corporation that commenced business in February 1996, with the simultaneous acquisition (the "Combination") of Kidney Care, Inc. and Medical Enterprises Ltd., D.M.N. Professional Corporation, Tyler Nephrology Associates, Kansas Nephrology Association, and Renal Care Group, Inc., a Tennessee corporation (collectively, the "Founding Companies"). The Company's principal executive offices are located at 2100 West End Avenue, Suite 800, Nashville, Tennessee 37203, and its telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

End-Stage Renal Disease

         ESRD is a state of advanced kidney failure. ESRD is irreversible and ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients require either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 1997, dialysis was the primary treatment for approximately 72% of all ESRD patients, and the remaining 28% of ESRD patients had a functioning kidney transplant.

         According to United States Renal Data System ("USRDS") estimates, the total direct medical payments for ESRD exceeded $15.6 billion during 1997. Of the total direct medical payments for ESRD, approximately $11.7 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD regardless of their age or financial circumstances, if they are eligible for Social Security.

         According to HCFA data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 220,000 in 1997. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients was approximately 287 patients per million in 1997 as compared to 111 patients per million in 1984.

         USRDS data also indicate that the ESRD incidence rate increased by 78.0% from 1988 to 1997, with an increase of 100.3% in patients ages 65 to 74 and 252% in patients ages 75 and older. The growth in the number of ESRD patients has resulted principally from the aging of the population along with better treatment of, and better survival rates for, patients with high blood pressure, diabetes and other illnesses that lead to chronic kidney disease. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease

         Currently, there are three treatment options for ESRD:

         - hemodialysis, which is performed either in a hospital setting, an outpatient facility or a patient's home,

         - peritoneal dialysis, which is generally performed in the patient's home, and

         -        kidney transplant surgery.

         According to HCFA data, in 1997 approximately 87% of patients on dialysis in the United States received outpatient hemodialysis and approximately 13% received hemodialysis or peritoneal dialysis in their homes.

         Hemodialysis is the most common form of ESRD treatment. It is generally performed either in a freestanding center or in a hospital. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient's blood and another device that controls external blood flow and monitors the patient's vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the patient's blood cross the membrane into the dialysis fluid. Hemodialysis usually takes approximately four hours and is generally administered three times per week for the life of the patient or until the patient receives a transplant.

         Peritoneal dialysis is typically performed by the patient at home and uses the patient's peritoneal (abdominal) cavity to eliminate fluids and toxins in the patient's blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cyclic peritoneal dialysis are the most common. In both the patient's blood is circulated across the peritoneal membrane into the dialysis solution which removes toxins and excess fluid from the patient's blood. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient center or by a visit by the patient to a center.

         Kidney transplants, when successful, are the most desirable form of ESRD therapy. However, the shortage of suitable donors severely limits the availability of this surgical procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants annually. Typically, transplant surgery is performed by transplant surgeons and not nephrologists.

Ancillary Services

         Renal Care Group provides a variety of ancillary services to treat ESRD patients. The most significant ancillary service is the administration of erythropoietin (also known as Epogen(R) or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. It is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. Other ancillary services offered by Renal Care Group, depending on medical appropriateness, include tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient's nerves, Doppler flow testing for the effectiveness of the patient's vascular access for dialysis, and blood transfusions. Renal Care Group, through its RenaLab subsidiary, also provides clinical laboratory services for its dialysis operations.

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

RECENT ACQUISITION AND DEVELOPMENT ACTIVITIES

         Since January 1999, Renal Care Group has completed acquisitions which increased the number of patients the Company serves by over 2,000 patients. These acquisitions include the merger with Dialysis Centers of America, Inc., the operator of 12 dialysis facilities located in metropolitan Chicago. In 1999, Renal Care Group also completed acquisitions in Alaska, Alabama, Indiana and Wisconsin.

         In January 2000, Renal Care Group acquired the outpatient and home dialysis programs of Northwestern Memorial Hospital of Chicago which provides dialysis services to approximately 200 patients.

         In February 2000, the Company announced the signing of a definitive agreement to merge with Renal Disease Management by Physicians, Inc. which owns and operates six dialysis centers in Northeast Ohio and Western Pennsylvania.

OPERATIONS

Location, Capacity and Use of Facilities

         As of December 31, 1999, Renal Care Group operated 181 outpatient dialysis centers in 23 states with 2,898 certified dialysis stations. The Company also provided inpatient dialysis services to 103 acute care hospitals. During 1999, Renal Care Group provided 2,127,073 hemodialysis treatments.

         Renal Care Group estimates that on average its centers were operating at approximately 66% of capacity as of December 31, 1999, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. Management believes the Company can increase the number of dialysis treatments at its existing centers without making significant additional capital expenditures.

Operation of Facilities

         Renal Care Group's dialysis centers provide outpatient hemodialysis and related services to ESRD patients. Most of Renal Care Group's centers use technologically advanced dialysis equipment to provide effective and efficient dialysis. The Company's centers generally contain between 10 and 30 dialysis stations, a nurses' station, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of Renal Care Group's centers also have a designated area for training patients in home dialysis.

         For Renal Care Group to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each of Renal Care

Group's centers and must supervise medical aspects of the center's operations. An administrator, typically a registered nurse, who is responsible for the day-to-day operations of the center and oversight of the staff, manages each center. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. Renal Care Group works to staff each center in a manner that allows the scheduling of personnel to be adjusted according to the number of patients receiving treatments.

Home Dialysis

         All of Renal Care Group's centers offer home hemodialysis and various forms of peritoneal dialysis. As of December 31, 1999, approximately 13% of Renal Care Group's patients received home dialysis. Renal Care Group's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. The Company believes that home dialysis is important to the development of a full range of dialysis care and intends to continue efforts to expand its home dialysis program.

Hospital and Skilled Nursing Facility Care

         Some of Renal Care Group's centers provide inpatient dialysis services to hospitals in their service areas. As of December 31, 1999, Renal Care Group had contracts to provide inpatient services to 103 hospitals. Under these contracts, Renal Care Group typically provides equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. These inpatient dialysis services are typically required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who require hospitalization for other reasons. Most of Renal Care Group's hospital contracts specify predetermined fees per dialysis treatment. The Company believes that such fees may be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

         Renal Care Group also provides staff-assisted dialysis services to skilled nursing facilities in the Phoenix, Arizona metropolitan area. A central office dispatches personnel, equipment and supplies required to perform dialysis treatments at skilled nursing facilities.

University Division

         Renal Care Group currently manages the dialysis programs at Vanderbilt University Medical Center, and is the managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, the University of Arkansas and Froedtert Hospital (a hospital affiliated with Medical College of Wisconsin). The Company also provides home dialysis services for a group of patients at the University of Arkansas. Renal Care Group expects these affiliations will expand its patient base and provide opportunities for the development of new centers. Furthermore, Renal

Care Group expects these affiliations to provide access to outcomes research and highly trained nephrologists who may become medical directors at Renal Care Group's centers.

Relationships with Nephrologists

         A key factor in the success of a dialysis center is Renal Care Group's relationship with local nephrologists. An ESRD patient generally seeks treatment at a center where his or her nephrologist has practice privileges. Consequently, the Company relies on its ability to attract and meet the needs of referring nephrologists in order to gain new patients and to retain existing patients. As of December 31, 1999, there were 263 nephrologists affiliated with the Company's outpatient dialysis centers.

Medical Directors

         Renal Care Group generally engages practicing, board-certified or board-eligible nephrologists to serve as medical directors for its centers. Each medical director provides services pursuant to an independent contractor agreement between the Company and the physician or his or her professional practice group. Medical directors are responsible for the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development and training programs and assessment of all patients. Medical directors play an important role in coordinating the delivery of care to maintain ESRD patients' general level of health and to avoid medical complications that might require hospitalization.

         Renal Care Group's typical medical director agreement has a term of seven years with three-year renewal options. Renal Care Group pays the medical directors fees that approximate the fair market value of the required supervisory services. These medical director fees are the result of arms-length negotiations. Most of the Company's medical director agreements also include non-competition clauses with specific limitations on the medical director's ability to compete with Renal Care Group for certain periods of time and in certain geographic areas.

Administrative and Management Services

         As an adjunct to dialysis center operations and as an additional service to affiliated nephrologists, Renal Care Group currently offers certain administrative and management services for physician practices. Renal Care Group currently provides such services to 21 physician practices with a total of 73 physicians. Under these arrangements, in exchange for a fair market value management fee, the Company typically provides operations management and administrative services, including billing, collection, accounting, human resources and information systems, and may provide certain equipment and supplies to the practice. The physicians generally retain ownership of their practices and the related assets. Each physician is exclusively responsible for providing medical services to his or her patients.

QUALITY ASSURANCE

         Integral to Renal Care Group's operating philosophy is the understanding that providing superior care is in the best interests not only of patients but also of the Company's stockholders. Better patient care results in improved mortality and morbidity and a greater number of treatments as patients' lifespans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, Renal Care Group maintains a quality assurance program. Renal Care Group establishes, maintains and monitors quality criteria for its clinical operations and monitors patient outcomes in all of its centers.

Medical Advisory Board

         Renal Care Group's Medical Advisory Board oversees the development and implementation of clinical protocols and the review of patient outcomes. The Medical Advisory Board is chaired by Renal Care Group's Chief Medical Officer and is composed of 12 affiliated nephrologists. The Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures. The Medical Advisory Board also works to identify therapy deficiencies and to evaluate technological changes. The Medical Advisory Board's ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical management model that will enable the Company to provide optimal care to its patients and, ultimately, to manage effectively the financial risk associated with providing ESRD services on a capitated basis.

Quality Criteria

         Continuous quality improvement is Renal Care Group's primary clinical objective. Working to achieve this objective, Renal Care Group regularly evaluates the prescribed dialysis treatments and patients' key physiological parameters. The Company's corporate Quality Assurance Coordinator is a registered nurse who oversees Renal Care Group's quality assurance program. In addition, each center has a quality assurance committee that typically includes the medical director, the center administrator and nurses, as well as other technical personnel. These committees monitor the quality of care in the centers and oversee compliance with applicable regulations.

Outcomes Data

         Renal Care Group believes that an important factor in managing ESRD successfully is the development of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, Renal Care Group has access to a broad database of treatment-specific outcomes information. The Company's Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company's centers. Renal Care Group makes these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while reducing the cost of care. The Company believes that the implementation of such clinical pathways will assist in improving the overall quality and operating efficiencies of its dialysis centers.

Patient Involvement

         Renal Care Group also works to improve the quality of care by providing training to ESRD patients both before and after they begin a course of dialysis. The Company works to train patients to participate in their own care to the fullest extent possible. In addition, in some of its centers, Renal Care Group, affiliated physicians and patients form "self-care" units in which self-reliance is fostered through instruction and support.

CORPORATE COMPLIANCE PROGRAM

         Renal Care Group has developed and maintains a system-wide corporate compliance program as part of its commitment to comply fully with all applicable laws and regulations and to maintain high standards of conduct by Renal Care Group's associates. A purpose of the program is to heighten associates' and affiliated professionals' awareness of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to take steps to promptly identify and resolve instances of non-compliance.

         The compliance program has been authorized and mandated by Renal Care Group's Board of Directors. It addresses general compliance issues and areas of particular sensitivity. As part of the program Renal Care Group has published a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. A Compliance Committee comprised of officers and senior managers of Renal Care Group and a full-time Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer report to the Audit and Compliance Committee of the Board of Directors.

REIMBURSEMENT

Sources of Net Patient Revenue

         The following table sets forth information regarding the sources of Renal Care Group's net patient revenue:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                  1997      1998      1999
                                                  ----      ----      ----
         Medicare                                   62%       59%       57%
         Medicaid                                    7         5         4
         Commercial and other payors                26        30        33
         Hospital inpatient dialysis services        5         6         6
                                                   ---       ---       ---
                  Total                            100%      100%      100%
                                                   ===       ===       ===

Medicare

         The Social Security Act provides that most U.S. citizens and resident aliens with ESRD are entitled to Medicare coverage. If a physician finds that an eligible person has ESRD, then he or she will be entitled to Medicare coverage if (i) a regular course of dialysis has begun, or (ii) he or she has received a kidney transplant. The person is entitled to Medicare beginning the third month after the month in which a regular course of dialysis is initiated.

         For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of time, Medicare coverage is generally secondary for patients who have qualifying employer group health insurance. The Balanced Budget Act of 1997 extended the period during which Medicare is secondary to a patient's group health plan from 18 months to 30 months effective for items and services provided on or after August 5, 1997. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient's group health coverage generally pays applicable Medicare coinsurance payments and deductibles.

         Under the Medicare ESRD program, Medicare reimbursement rates per treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Effective January 1, 2000, the Medicare composite rate was increased for the first time since 1991. Although Medicare reimbursement limits the allowable charge per treatment, it provides Renal Care Group with predictable and recurring treatment revenue.

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

         The Medicare ESRD composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications, and most of the home dialysis services provided by Renal Care Group. Some other services, laboratory tests and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate. These separately reimbursed items include specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services. Renal Care Group usually submits Medicare claims monthly and is usually paid within 30 days of the submission.

Changes in the Medicare ESRD Composite Rate

         Effective January 2000 Congress increased the Medicare ESRD composite rate by 1.2%. An additional increase of 1.2% is scheduled to take effect in January 2001. Previously, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average Medicate ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. Congress increased the Medicare ESRD composite rate, effective January 1991, resulting in an average rate of $126 per treatment during 1999.

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

         During recent congressional sessions, there have been various proposals for the reform of numerous aspects of Medicare. Renal Care Group is unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare ESRD composite rate could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

Medicare Reimbursement for EPO

         Renal Care Group also derives a significant portion of its revenue and earnings from the administration of erythropoietin. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In 1997 the Department for Health and Human Services Office of Inspector General conducted a review of EPO reimbursement and recommended a $1 reduction per 1,000 units in Medicare reimbursement for EPO. The President's proposed budgets for fiscal years 1998, 1999 and 2000 proposed a $1 reduction. None of these proposals passed. The President's recently proposed budget for fiscal year 2001 again includes a proposal to reduce EPO reimbursement by $1 per 1,000 units. Renal Care Group is unable to predict whether any changes in EPO reimbursement will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group's earnings, financial condition and business, particularly in light of a recently announced 3.9% increase in the price of EPO by Renal Care Group's sole supplier of EPO.

         HCFA also places limits on EPO reimbursement based on patients' hematocrit levels. Hematocrit is a measure of anemia. Currently, if a patient's hematocrit is below 36%, HCFA approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient's average hematocrit over a three-month period is higher than 36%, then the provider must either reduce the amount of EPO being administered by at least 20% or Medicare reimbursement will be reduced and calculated as if the provider had reduced the amount of EPO administered by 20%. Prior to 1998, no Medicare reimbursement was available for patients with average hematocrits higher than 36.5%. Renal Care Group is unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in

Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

Medicaid Reimbursement

         Medicaid programs are health care programs partially funded by the federal government that are administered by the states. These programs generally provide coverage for uninsured patients whose income and assets fall below levels determined by the states. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide coverage for certain items (for example, oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any coinsurance amounts. Some states, however, require beneficiaries to pay a share of the cost based upon their income or assets. Renal Care Group is a licensed ESRD Medicaid provider in all of the states in which it does business.

Private Reimbursement/Acute Care Contracts

         Before Medicare becomes a patient's primary payor, the patient's own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rate set by Medicare. Renal Care Group has also negotiated managed care contracts with certain payors at rates that are higher than the Medicare ESRD composite rate, but rates under these managed care contracts are generally lower than those Renal Care Group charges other private payors. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse Renal Care Group for the patient's copayment of 20% of the Medicare per treatment rate. Renal Care Group also receives payments from hospitals under 103 acute care contracts at rates significantly higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and Renal Care Group and approximate fair market value of the services provided by the Company.

GOVERNMENT REGULATION

General

          Federal, state, and local governments extensively regulate Renal
Care Group's operations, including the operation of the dialysis centers and laboratory owned by Renal Care Group. Applicable federal and state statutes and regulations require the Company to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, Renal Care Group's laboratory operations are subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Renal Care Group's dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they satisfy applicable requirements. In addition, through certificate of need, or CON, programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Renal Care Group's operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.

          Renal Care Group is subject to federal and state laws governing, among other things, the relationships between Renal Care Group and physicians and other health care providers, patient referrals, and false claims. See "Government Regulation--Anti-Kickback Statute," "Government Regulation--Stark Law" and "Government Regulation--Civil Monetary Penalties." The federal government, many states, and private third-party payors have made combating fraud and abuse in the health care industry a high priority. As a result, scrutiny and investigation of health care providers and their relationships with physicians and other referral sources recently has increased significantly.

          Renal Care Group believes it substantially complies with applicable federal and state laws. However, if a state or the federal government finds that Renal Care Group has not complied with these laws, then Renal Care Group could be required to change its way of operating, and any changes could have a negative impact on the Company. To date, the dialysis centers owned by Renal Care Group have maintained their licenses and Medicare and Medicaid certifications. Any loss of certification to participate in the Medicare and Medicaid programs or loss of any required state or federal licenses or certifications would have a negative effect on Renal Care Group. Renal Care Group believes that the health care services industry will continue to be subject to extensive regulation at the federal, state, and local levels. Renal Care Group cannot predict the scope and effect of future regulation of its business and cannot predict whether health care reform will require Renal Care Group to change its operations or whether such reform will have a negative impact on Renal Care Group.

          The Company cannot predict whether it will be held responsible for actions previously taken by acquired companies before Renal Care Group purchased them. Renal Care Group also cannot predict whether its operations, or the previous operations of acquired companies, will be reviewed or challenged by the government. Any review or challenge of its operations could have a negative impact on Renal Care Group.

Medicare and Medicaid Certification and Reimbursement

          To receive reimbursement from federal health care programs for dialysis and laboratory services, the dialysis centers and laboratory operated by Renal Care Group must be certified as meeting certain requirements. For example, to receive Medicare reimbursement, Renal Care Group's dialysis center and laboratory must be certified by the Health Care Financing Administration. All of the dialysis centers operated by Renal Care Group and its laboratory operations are certified under the Medicare program and many state Medicaid programs. Renal Care Group must comply with extensive billing rules governing, among other things, medical necessity and documentation. See "Government Regulation--False Claims Act" and "Government Regulation--Civil Monetary Penalties."

          HCFA recently announced that it is in the process of revising the current Medicare conditions of coverage for ESRD services. Proposed revisions have not been published. Renal Care Group cannot predict what, if any, changes HCFA might make to the current conditions of coverage and whether Renal Care Group will be able to meet new or revised conditions of coverage. Any changes to the Medicare conditions of coverage for ESRD facilities could require Renal Care Group to change its operations and could have a negative effect on the business and profitability of Renal Care Group. Any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on Renal Care Group's business.

The Anti-Kickback Statute

          Under Medicare, Medicaid, and other government-funded health care programs such as the CHAMPUS program, federal and state governments enforce a federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering, paying, soliciting or receiving any type of benefit (1) in exchange for the referral of a patient covered by Medicare, Medicaid or other federally-subsidized program or (2) for the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states have similar anti-kickback statutes that are not necessarily limited to items or services for which payment is made by a federal or state health care program.

          Any person or entity that violates the Anti-Kickback Statute may be penalized. These penalties include criminal fines of up to $25,000 per violation and imprisonment. In addition, the government may impose civil penalties of up to $50,000 per violation, plus three times total remuneration offered, paid, solicited or received. Further, the Secretary of the Department of Health and Human Services, HHS, has the authority to exclude or bar individuals or entities who violate the Anti-Kickback Statute from participating in Medicare and Medicaid.

         The Anti-Kickback Statute is a broad law, and courts have not been consistent in their interpretations of it. Courts have stated that, under certain circumstances, the Anti-Kickback Statute is violated when just one purpose, as opposed to the primary purpose, of a payment is to induce referrals. To clarify what acts or arrangements will not be subject to prosecution by the Office of Inspector General of HHS or the United States Attorney, HHS adopted a set of safe harbor regulations and continues to publish clarifications to these safe harbors. If an arrangement meets all of the requirements of a safe harbor, it will not be considered to violate the Anti-Kickback Statute. The types of arrangements covered by safe harbors include, but are not limited to, certain investments in companies whose stock is traded on a national exchange, certain small company investments in which physician ownership is limited, rental of space, rental of equipment, personal services and management contracts, sales of physician practices, physician referral services, warranties, discounts, payments to employees, group purchasing organizations, and waivers of beneficiary deductibles and co-payments. Each type of arrangement must meet a number of specific requirements in order to enjoy the benefits of the applicable safe harbor. Meeting the requirements of a safe harbor will protect an arrangement from enforcement action by the government. However, the fact that an arrangement does not meet the requirements of a safe harbor does not mean that the arrangement is necessarily illegal or will be prosecuted under the Anti-Kickback Statute.

         The Office of Inspector General of HHS, also known as the OIG, has issued a Special Fraud Alert concerning the pricing of laboratory testing at ESRD centers. Medicare pays for laboratory tests provided to ESRD patients in two different ways. Some laboratory tests are considered routine, and Medicare includes payment for those tests in the ESRD composite rate paid to the dialysis center. Some laboratory testing is not included in the composite rate, and these tests are billed by the laboratory directly to Medicare. In the Special Fraud Alert, the OIG stated it is aware of cases where a laboratory offers to perform tests included in the composite rate at a price below fair market value. In exchange, the ESRD facility agrees to refer all or most of its non-composite rate tests to the laboratory. The OIG identified such an arrangement as raising issues under the Anti-Kickback Statute. Renal Care Group's arrangements with laboratories reflect fair market value, and Renal Care Group believes these arrangements comply with the Anti-Kickback Statute.

         Renal Care Group seeks to satisfy as many safe harbor requirements as possible when it is structuring its business arrangements. However, not all of Renal Care Group's arrangements satisfy all elements of a safe harbor. Management believes Renal Care Group has a reasonable basis for concluding that it substantially complies with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. The Company believes that its current arrangements with physicians including nephrologists owning Renal Care Group's common stock, medical directors, laboratories, suppliers, hospitals, and other sources of referrals to its dialysis centers and its acute dialysis services agreements with hospitals materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to the interpretations made by Renal Care Group or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect Renal Care Group.

The Stark Law

         Congress has also passed significant prohibitions against certain physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for certain designated health services to entities with which the physician, or an immediate family member of the physician, has a financial relationship. The term "financial relationship" is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in Medicare or Medicaid.

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

         The Stark Law defines a financial relationship broadly to include (1) a physician's ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships. Renal Care Group has compensation arrangements with its medical directors or the professional practices of the medical directors. The medical directors or their practices may also own shares, and options to purchase shares, of common stock of Renal Care Group. In addition, other physicians who refer patients to Renal Care Group's centers may own stock of Renal Care Group. If so, the medical directors and other physicians would have a financial relationship with Renal Care Group. Accordingly, these physicians would not be able to refer patients to Renal Care Group's dialysis centers for designated health services unless a Stark Law exception applies.

         Dialysis is not listed as a designated health service under the Stark Law. However, the definition of "designated health services" includes some items and services that are components of dialysis or which may be provided to patients by Renal Care Group in connection with their dialysis services. Final regulations adopted by HHS under Stark I contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. HHS has proposed regulations for Stark II that exclude from the Stark Law prohibition all services furnished in a dialysis facility which are included in the Medicare ESRD composite rate. The Stark II proposed regulations also exclude from the definition of outpatient prescription drugs, a designated health service, EPO and other drugs furnished as part of dialysis treatment, whether or not they are included in the Medicare ESRD composite rate. Further, the proposed regulations would exclude from the definition of "inpatient hospital services" any dialysis services provided by a hospital which is not certified by HCFA to provide dialysis services. This proposal would have the effect of excluding from the Stark Law prohibition, any dialysis services provided by a Renal Care Group facility under an acute dialysis contract with a hospital if that hospital is not certified to provide dialysis directly. Finally, the proposed Stark II regulations would exclude from the definition of "durable medical equipment" all equipment and supplies used in connection with home dialysis. These proposed Stark II regulations, if adopted, would exclude most of the items and services connected with dialysis from the Stark Law prohibitions. However, the proposed Stark II regulations have elicited significant comments from the public, and HHS has not finalized the regulations. Renal Care Group cannot predict when HHS will finalize the Stark II proposed regulations or whether HHS will finalize these regulations in their proposed form.

         Until the Stark II proposed regulations are final, designated health services, other than clinical laboratory services included in the ESRD composite payment rate, provided in an ESRD center are technically subject to the Stark Law. In addition, all clinical laboratory services billed by Renal Care Group outside of the Medicare ESRD composite rate technically fall under the Stark Law's referral prohibition.

         If the Stark Law applies to the relationships between Renal Care Group and its referring physicians, there are exceptions to the Stark Law which, if certain requirements are met, would permit such physicians to refer patients to Renal Care Group for designated health services. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include employment relationships, personal services contracts, and space and equipment leases. If a compensation arrangement between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. Renal Care Group believes its compensation arrangements with physicians who refer to Renal Care Group meet the requirements for an exception under the Stark Law. For example, the Company believes that its agreements with medical directors or their professional practices materially satisfy the Stark Law exception for personal services agreements.

         The Stark Law also includes an exception for a physician's ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders' equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of March 15, 2000, Renal Care Group had stockholders' equity of more than $75.0 million. Renal Care Group believes that physician ownership of Renal Care Group stock satisfies this Stark Law exception.

         If an entity violates the Stark Law, it could be responsible for civil penalties of up to $15,000 per prohibited claim and may be subject to exclusion from Medicare and Medicaid. If the Stark Law applies to the relationships between Renal Care Group and its referring physicians and no exceptions under the Stark Law are available, then Renal Care Group may be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If Renal Care Group is found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then Renal Care Group could be required to repay amounts it received from Medicare for those services and could be subject to civil monetary penalties. If Renal Care Group is required to repay amounts to Medicare or is subject to fines, the Company could be harmed.

         Many states have physician relationship and referral statutes that are similar to the Stark Law. Renal Care Group believes it is in substantial compliance with applicable state laws on physician relationships and referrals. However, any finding that Renal Care Group is not in compliance with these state laws could require the Company to change its operations and could have a negative impact on Renal Care Group.

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

         Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment or both. Also under HIPAA, any person or entity that knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of health care services by a health care benefit plan is subject to a fine, imprisonment or both.

         HIPAA also required the Office of Inspector General of HHS, known as the OIG, to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities which requested it. However, advisory opinions are published and made available to the public, and they provide guidance on those practices the OIG believes may violate federal law. Renal Care Group has not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers.

         In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these opinions, Renal Care Group had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. The Company stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, the Company has made grants to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. Renal Care Group believes, but cannot promise, that its current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions.

         The federal Department of Health and Human Services has proposed regulations implementing HIPAA concerning standards for electronic transactions, security and electronic signatures, and privacy of individually identifiable health information. The proposed regulations, among other things, would require companies to develop security standards for all health information that is used electronically. The proposed regulations would impose significant obligations on companies that send or receive electronic health information. Renal Care Group cannot predict when these proposed regulations will be finalized and whether they will be changed before they are finalized. Renal Care Group currently stores, receives, and sends patient health information electronically and has designed its operations to comply with the proposed regulations. Any changes to the proposed regulations could require Renal Care Group to spend additional time, money, and other resources to comply with the requirements.

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

Civil Monetary Penalties

         The Secretary of HHS may impose civil monetary penalties on any person or entity that presents or causes to be presented certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $1,000 to $50,000 per violation. HHS can impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

         - for physician services the person or entity knew or should have known were rendered by a person who was unlicensed, or misrepresented either (1) his or her qualifications in obtaining his or her license or (2) his or her certification in a medical specialty;

         - were furnished by a person who was, at the time the claim was made, excluded from the program to which the claim was made; or

         - that show a pattern of medically unnecessary items or services.

         Penalties also may be imposed on a person or entity that violates rules regarding the assignment of payments, that knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital, or that offers inducements to beneficiaries for program services. Persons who have been excluded from the program and who retain ownership in a participating entity, or who contract with excluded persons, may be penalized. Penalties also are applicable in certain other cases, including violations of the federal Anti-Kickback Statute, payments to limit certain patient services and improper execution of statements of medical necessity.

Health Care Legislation

         Congress may enact legislation in the future which may significantly change the Medicare ESRD program or reduce the amount that Medicare and Medicaid will pay for services offered by Renal Care Group. Federal and state statutes or regulations may be enacted to impose additional requirements on Renal Care Group to continue to provide services to ESRD patients, to provide new services, or to maintain eligibility to participate in federal and state payment programs. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing reimbursement to Renal Care Group or the manner in which the Company provides services to patients could have a material impact on Renal Care Group and could adversely affect its profitability.

COMPETITION

         The dialysis industry is fragmented and highly competitive. Competition for qualified physicians to act as medical directors is also significant. According to HCFA, there were more than 3,800 facilities providing dialysis in the United States at the end of 1997. Renal Care Group believes that approximately 55% are currently owned by multi-center dialysis companies, between 20% and 25% are owned by independent physicians and other small operators, and between 20% and 25% are hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. A.G. Other large competitors of the Company include Total Renal Care Holdings, Inc. and Gambro Healthcare, Inc. In addition, Fresenius and Gambro are both vertically integrated providers that sell dialysis equipment and supplies, as well as operating dialysis centers. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Some of Renal Care Group's competitors have substantially greater financial resources than Renal Care Group and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. Renal Care Group believes that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. Renal Care Group may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that Renal Care Group will compete effectively with any such competitors.

INSURANCE

         Renal Care Group maintains professional liability insurance and general liability insurance policies for all of its operations. Renal Care Group also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers' compensation, and directors and officers liability. However, there can be no assurance that the aggregate amount and types of Renal Care Group's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

EMPLOYEES

         At December 31, 1999 Renal Care Group employed 4,107 full-time employees and 556 part-time employees. Of the total employees, 103 were employed at the Company's headquarters and 4,560 were employed at the Company's facilities or regional business offices. In management's opinion, employee relations are good.

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

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE.

         Renal Care Group has grown significantly by acquisitions of other dialysis providers since its formation in February 1996. We have completed some of our acquisitions as recently as January 2000, and we intend to acquire more dialysis businesses in the future. After an acquisition, we face the challenge of integrating the acquired company's management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE.

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 62% of our net revenue for 1997, 59% of our net revenue for 1998 and 57% of our net revenue for 1999 consisted of reimbursements from Medicare, including revenue from the administration of EPO to treat anemia. We also estimate that approximately 7% of our net revenue for 1997, 5% of our net revenue for 1998, and 4% of our net revenue for 1999, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could cause our revenue and earnings to decline:

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

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE.

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 20% of net revenue for 1997, 23% of net revenue for 1998, and 26% of net revenue for 1999. Most of our payments for EPO come from government programs. President Clinton included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2001 budget, which would represent a 10% reduction from the current government reimbursement rate. For the year ended December 31, 1999, government reimbursement represented approximately 61% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IT BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE.

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products available in the United States. Amgen announced a 3.9% increase in the price of EPO in February, 2000, its first price increase since before Renal Care Group was formed. If Amgen imposes additional price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings may decline.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE.

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 31% of our net revenue for 1997, 36% of our net revenue for 1998, and 39% of our net revenue for 1999, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

         - an increase in dialysis procedures reimbursed by private insurers, hospitals or managed care companies could cause these payor organizations to reduce the rates they pay us;

         - a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which generally have lower rates for our services; or

         - the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW.

         Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of dialysis centers. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing. In addition, since we are a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS.

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $196.5 million of goodwill and other intangibles, net, as of December 31, 1999. The SEC and accounting policymakers have announced that they are considering policy and rule changes that would likely eliminate the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policymakers have announced that they may reduce the allowable life over which companies may amortize goodwill, which would result in increased amortization expense in each year. Interest expense on additional debt and amortization expense from acquisitions may significantly reduce our profitability.

IF ACQUIRED BUSINESSES HAVE UNKNOWN LIABILITIES, THEN WE COULD BE EXPOSED TO LIABILITIES THAT COULD HARM OUR BUSINESS AND PROFITABILITY.

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

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians account for all or a significant portion of the patient base at each of our dialysis centers, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders of Renal Care Group and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors could be forced to stop referring to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician serves as a medical director.

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

         -        facility licensure;

         -        health and safety requirements;

         -        environmental compliance; and

         -        medical and toxic waste disposal.

         Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our arrangements with medical directors, physician stockholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, our revenue and earnings could decline.

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

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW.

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

         Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our stockholders are offered an attractive value for their shares or if a substantial number or even a majority of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors before pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, with trades ranging from a low of $14.875 per share to a high of $34.375 per share during the year ended December 31, 1999. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors, our suppliers or the health care market;

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

         We believe it is important to communicate our expectations to our investors. There may, however, be events in the future that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors, elsewhere in or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

ITEM 2. PROPERTIES

PROPERTIES

         As of December 31, 1999, Renal Care Group operated dialysis centers in 23 states, of which 158 are located in leased facilities and 23 are owned. The following is a summary of Renal Care Group's outpatient dialysis centers by state.

            -------------------------------------------------------
                        OUTPATIENT FACILITIES BY STATE
            -------------------------------------------------------
            Alabama                                              5
            -------------------------------------------------------
            Alaska                                               2
            -------------------------------------------------------
            Arizona                                             23
            -------------------------------------------------------
            Arkansas                                             9
            -------------------------------------------------------
            Florida                                              5
            -------------------------------------------------------
            Illinois                                            12
            -------------------------------------------------------
            Indiana                                             17
            -------------------------------------------------------
            Kansas                                              12
            -------------------------------------------------------
            Kentucky                                             1
            -------------------------------------------------------
            Louisiana                                            1
            -------------------------------------------------------
            Michigan                                             4
            -------------------------------------------------------
            Mississippi                                         23
            -------------------------------------------------------
            Missouri                                             6
            -------------------------------------------------------
            New Jersey                                           2
            -------------------------------------------------------
            Ohio                                                 7
            -------------------------------------------------------
            Oklahoma                                             3
            -------------------------------------------------------
            Oregon                                               7
            -------------------------------------------------------
            Pennsylvania                                         6
            -------------------------------------------------------
            Tennessee                                            1
            -------------------------------------------------------
            Texas                                               30
            -------------------------------------------------------
            Washington                                           2
            -------------------------------------------------------
            West Virginia                                        1
            -------------------------------------------------------
            Wisconsin                                            2
            -------------------------------------------------------
            TOTAL                                              181
            -------------------------------------------------------

         Certain of Renal Care Group's centers are leased from physicians who practice at the center and who are stockholders of the Company. Renal Care Group's leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of Renal Care Group's centers ranges from approximately 400 to 17,000 square feet. Renal Care Group leases office space in Nashville, Tennessee for its corporate headquarters under a lease that expires in 2002. The Company leases other office space in and around Nashville, Tennessee for its University division, for certain billing and computer operations and for its wound care and diabetic division. Renal Care Group considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

         Expansion or relocation of Renal Care Group's dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of an application submitted by the Company is necessary for expansion of an existing dialysis center or development of a new center.

         Renal Care Group generally owns the equipment used in its outpatient centers. Renal Care Group considers its equipment to generally be in good operating condition and suitable for the purposes for which it is being used.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment, which claims and suits the Company believes will be covered by its professional liability insurance. The Company is not currently a party to any material legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

      The Company's common stock has been traded on the Nasdaq National Market System under the symbol "RCGI" since February 7, 1996. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System for the last two fiscal years.

      On July 23, 1998, the Board of Directors approved a three-for-two stock split to be effected in the form of a 50% stock dividend. One additional share of common stock was issued for every two shares held by shareholders of record at the close of business on August 7, 1998. The additional shares were distributed on August 24, 1998. All financial and share data included in this report have been adjusted for the stock split.

         ---------------------------------------------------------------------

                            1998                HIGH            LOW
         ---------------------------------------------------------------------
         First Quarter                          $26.750         $18.672
         ---------------------------------------------------------------------
         Second Quarter                         $29.375         $22.500
         ---------------------------------------------------------------------
         Third Quarter                          $30.203         $19.750
         ---------------------------------------------------------------------
         Fourth Quarter                         $29.563         $23.188
         ---------------------------------------------------------------------


         ---------------------------------------------------------------------

                            1999                HIGH            LOW
         ---------------------------------------------------------------------
         First Quarter                          $33.000         $15.000
         ---------------------------------------------------------------------
         Second Quarter                         $27.750         $17.375
         ---------------------------------------------------------------------
         Third Quarter                          $25.500         $18.250
         ---------------------------------------------------------------------
         Fourth Quarter                         $23.625         $16.625
         ---------------------------------------------------------------------

HOLDERS

         As of March 17, 2000, the approximate number of registered stockholders was 256 and approximately 8,400 beneficial owners.

DIVIDEND POLICY

         Renal Care Group has never paid any cash dividend on its capital stock. Renal Care Group currently anticipates that all of its earnings will be retained to finance the growth and development of its business, and therefore, does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Renal Care Group's Board of Directors and its review of Renal Care Group's earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors it deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Historical Financial Data - Renal Care Group, Inc. on page 31 represent the historical results of operations of the Company and include the results of operations of certain businesses that were acquired during 1996 and 1999 in pooling-of-interests transactions. This information does not include the results of operations for the Founding Companies for any periods prior to the date of Renal Care Group's initial public offering in February 1996.

         The Combination at the Company's inception was accounted for using historical cost, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48, because no single owner group from any of the Founding Companies held more than 50% equity interest in Renal Care Group as of the closing of Renal Care Group's initial public offering. Accordingly, the Company has recorded the net assets acquired at the Founding Companies' historical cost basis, as determined by generally accepted accounting principles.

         The Selected Historical Financial Data - Renal Care Group, Inc. for the years ended December 31, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes to Consolidated Financial Statements for the years ended December 31, 1997, 1998 and 1999, together with the related Report of Independent Auditors are included elsewhere in this annual report on Form 10-K. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this annual report on Form 10-K.

          SELECTED HISTORICAL FINANCIAL DATA -- RENAL CARE GROUP, INC.
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   YEAR ENDED DECEMBER 31,(1)
                                                     -----------------------------------------------------
                                                      1995(2)     1996       1997       1998       1999
                                                     --------    --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net revenue                                        $ 56,157    $163,377   $257,866   $420,694   $520,607
  Patient care costs                                   37,651     113,169    177,109    276,895    335,366
  General and administrative expenses                  11,101      17,442     26,279     39,953     48,330
  Provision for doubtful accounts                       2,845       3,414      8,022     13,074     13,878
  Depreciation and amortization                         2,471       6,021     11,436     21,293     26,425
  Merger expenses                                          --       1,960        300      1,000      4,300
                                                     --------    --------   --------   --------   --------
  Total operating costs and expenses                   54,068     142,006    223,146    352,215    428,299
                                                     --------    --------   --------   --------   --------
  Income from operations                                2,089      21,371     34,720     68,479     92,308
  Interest expense, net                                 1,109       1,103      1,695      5,493      5,038
                                                     --------    --------   --------   --------   --------
  Income before income taxes and minority interest        980      20,268     33,025     62,986     87,270
  Minority interest                                        --          --        955      3,492      7,768
                                                     --------    --------   --------   --------   --------
  Income before income taxes                         $    980      20,268     32,070     59,494     79,502
                                                     ========
  Provision for income taxes                                        7,991     11,913     22,092     31,041
                                                                 --------   --------   --------   --------
  Net income                                                     $ 12,277   $ 20,157   $ 37,402   $ 48,461
                                                                 ========   ========   ========   ========
  Basic net income per share                                     $   0.42   $   0.55   $   0.86   $   1.09
                                                                 ========   ========   ========   ========
  Basic weighted average shares outstanding                        29,445     36,747     43,274     44,489
                                                                 ========   ========   ========   ========
  Diluted net income per share                                   $   0.39   $   0.52   $   0.82   $   1.04
                                                                 ========   ========   ========   ========
  Diluted weighted average shares outstanding                      31,750     38,779     45,835     46,460
                                                                 ========   ========   ========   ========

                                                                         DECEMBER 31,(1)
                                                     -----------------------------------------------------
                                                       1995        1996       1997       1998       1999
                                                     --------    --------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital (deficit)                          $ (1,168)   $ 49,420   $ 19,973   $ 49,878   $ 85,609
  Total assets                                         49,461     180,149    292,846    416,132    482,384
  Long-term debt                                       21,340      24,000     37,406     79,507     76,102
  Stockholders' equity                                 12,496     107,305    188,972    245,680    310,314
----------

(1) The financial information for the year ended December 31, 1995 does not include the Founding Companies. The financial information for the year ended December 31, 1996 includes the results of operations for the Founding Companies after February 1996 when they were acquired by the Company in the Combination simultaneously with its initial public offering.
(2) Net income per share amounts are not presented for the year ended December 31, 1995 as the historical results of operations of the Company for this year primarily consisted of non-taxed net income from Main Line and RenalWest which were S corporations and a net loss from Dialysis Centers of America, Inc.; therefore, all taxes were payable personally by the stockholders of the respective entities. Additionally, the entities had materially different equity structures than the Company, and net income per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure. The Company began operating in February 1996 when it acquired the Founding Companies in the Combination simultaneous with its initial public offering. As of December 31, 1999, the Company provided dialysis and ancillary services to approximately 14,200 patients through 181 outpatient dialysis centers in 23 states, in addition to providing acute dialysis services in 103 hospitals.

         For the comparison discussion that follows, the Selected Historical Financial Data include the financial information of companies acquired in previously reported transactions accounted for as poolings-of-interests. On January 29, 1999, the Company merged with DCA in a transaction accounted for as a pooling-of-interests. Consistent with other pooling-of-interests transactions, the comparison discussion that follows includes Supplemental Selected Combined amounts that include the combined results of Renal Care Group and Dialysis Centers of America, Inc. Because the companies added in pooling transactions were independent and not operated by Renal Care Group's management before the dates of acquisition, the historical results of such companies before such times may not be indicative of future performance.

         Renal Care Group's net revenue has been derived primarily from the following sources:

         -        outpatient hemodialysis services;

         - ancillary services associated with dialysis, primarily the administration of erythropoietin (also known as Epogen(R) or EPO);

         -        home dialysis services;

         - inpatient hemodialysis services provided pursuant to contracts with acute care hospitals and skilled nursing facilities;

         - management contracts with hospital-based and medical university dialysis programs;

         -        laboratory services; and

         -        wound care and diabetes services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration. For the year ended December 31, 1999, approximately 61% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 2000, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% is scheduled to take effect in January 2001.

         The Medicare composite rate applies to a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. Certain other services, laboratory tests, and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO and certain physician-ordered tests provided to dialysis patients.

         For patients with private health insurance, dialysis was historically reimbursed at rates higher than Medicare during the first 18 months of treatment, and after that time Medicare became the primary payor. Effective August 5, 1997, however, the Balanced Budget Act provided that the health insurance coordination period during which private insurance must pay for dialysis was extended to 30 months of treatment, and after that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company. In February 2000, this manufacturer announced a 3.9% increase in its price for EPO. Renal Care Group estimates that this price increase will reduce its earnings per share by up to $0.05 for the year ending December 31, 2000. The Company does not know the precise effect of the increase, since Renal Care Group's new contract with Amgen may allow it to mitigate the price increase to some extent.

RESULTS OF OPERATIONS

         On January 29, 1999, the Company merged with Dialysis Centers of America, Inc. in a transaction accounted for as a pooling-of-interests. The results of operations for all periods in the table below and in the period comparisons that follow reflect the historical operations of the Company combined with the operations of all companies acquired in transactions accounted for as poolings-of-interests, all on a pro-forma basis as if these transactions accounted for as poolings-of-interests had occurred for all periods presented.

         The following table sets forth, results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                          1997                   1998                   1999
                                  -------------------    -------------------    -------------------
Net Revenue                       $257,866      100.0%   $420,694      100.0%   $520,607      100.0%
Patient care costs                 177,109       68.7     276,895       65.8     335,366       64.4
General and administrative
   expenses                         26,279       10.2      39,953        9.5      48,330        9.3
Provision for doubtful accounts      8,022        3.1      13,074        3.1      13,878        2.7
Depreciation and amortization       11,436        4.4      21,293        5.1      26,425        5.1
Merger expenses                        300        0.1       1,000        0.2       4,300        0.8
                                  --------      -----    --------      -----    --------      -----
Total operating costs and
    expenses                       223,146       86.5     352,215       83.7     428,299       82.3
                                  --------      -----    --------      -----    --------      -----
Income from operations              34,720       13.5      68,479       16.3      92,308       17.7
Interest expense, net                1,695        0.7       5,493        1.3       5,038        1.0
Minority interest                      955        0.4       3,492        0.9       7,768        1.4
                                  --------      -----    --------      -----    --------      -----
Income before income taxes          32,070       12.4      59,494       14.1      79,502       15.3%
                                  --------      -----    --------      -----    --------      -----
Income tax expense                  11,913        4.6      22,092        5.3      31,041        6.0
                                  --------      -----    --------      -----    --------      -----
Net income                        $ 20,157        7.8%   $ 37,402        8.8%   $ 48,461        9.3%
                                  ========      =====    ========      =====    ========      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Revenue. Net revenue increased from $420.7 million for the year ended December 31, 1998 to $520.6 million for the year ended December 31, 1999, an increase of $99.9 million, or 23.7%. This increase resulted primarily from a 16.1% increase in the number of treatments from 1,831,960 in 1998 to 2,127,073 in 1999. This growth in treatments is a result of the acquisition and development of various dialysis facilities and an 8.6% increase in same-center treatments for 1999 over 1998. In addition, average net revenue per dialysis treatment increased 6.7% from $223 in 1998 to $238 in 1999. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $276.9 million for the year ended December 31, 1998 to $335.4 million for the year ended December 31, 1999, an increase of 21.1%. This increase was due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.8% in 1998 to 64.4% in 1999. Patient care costs per treatment increased 4.6% from $151 in 1998 to $158 in 1999. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $40.0 million for the year ended December 31, 1998 to $48.3 million for the year ended December 31, 1999, an increase of 20.8%. General and administrative expenses as a percentage of revenue decreased from 9.5% in 1998 to 9.3% in 1999, primarily as the result of the increase in net revenue for 1999.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $13.1 million in 1998 to $13.9 million in 1999, an increase of $800,000, or 6.1%. The provision for doubtful accounts as a percentage of net revenue decreased from 3.1% in 1998 to 2.7% in 1999. The decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collections of accounts receivable that were assumed in the merger with Dialysis Centers of America, Inc. in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $21.3 million for the year ended December 31, 1998 to $26.4 million for the year ended December 31, 1999, an increase of 23.9%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $4.3 million for the year ended December 31, 1999, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Dialysis Centers of America.

         Income from Operations. Income from operations increased from $68.5 million for the year ended December 31, 1998 to $92.3 million for the year ended December 31, 1999, an increase of 34.7%. Income from operations as a percentage of net revenue increased from 16.3% in 1998 to 17.7% in 1999 as a result of the factors discussed above.

         Interest Expense, Net. Interest expense of $5.0 million for the year-ended December 31, 1999 decreased $500,000 compared to $5.5 million for the year ended December 31, 1998. The decrease was the result of both lower average borrowings and lower effective interest rates during 1999. The lower effective interest rates were the result of replacing debt assumed in the DCA transaction with proceeds from Renal Care Group's credit facility combined with generally lower market interest.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned, whose financial results are included in the Company's consolidated results. Minority Interest as a percentage of net revenue increased to 1.4% in 1999 from 0.9% in 1998. This increase was the result of continued operational improvements in the operations of Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $22.1 million in 1998 to $31.0 million in 1999, an increase of 40.3%. The increase is a result of pre-tax earnings increasing by approximately 34%. In addition, the effective rate of the Company increased from 37% to 39% in the current year as a result of non deductible merger costs incurred during the current year.

         Net Income. Net income increased from $37.4 million in 1998 to $48.5 million in 1999, an increase of 30.0%. This increase is a result of the above mentioned items.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Revenue. Net revenue increased from $257.9 million for the year ended December 31, 1997 to $420.7 million for the year ended December 31, 1998, an increase of $162.8 million, or 63.1%. This increase resulted primarily from a 47.0% increase in the number of treatments from 1,246,650 in 1997 to 1,831,960 in 1998. This growth in treatments is a result of the acquisition and development of various dialysis facilities and a 9.7% increase in same-center treatments for 1998 over 1997. In addition, average revenue per dialysis treatment increased 8.3% from $206 in 1997 to $223 in 1998. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in Renal Care Group's payor mix, increases in the utilization of EPO and other drugs, increases in acute hospital services, the continued roll-out of Renal Care Group's in-house laboratory services and the positive impact on commercial payments of the Medicare secondary payor provisions of the Balanced Budget Act.

         Patient Care Costs. Patient care costs increased from $177.1 million for the year ended December 31, 1997 to $276.9 million for the year ended December 31, 1998, an increase of 56.4%. This increase resulted primarily from an increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of drugs, supplies and labor. Patient care costs as a percentage of net revenue decreased from 68.7% in 1997 to 65.8% in 1998 primarily due to the increase in net revenue per treatment. Patient care costs per treatment increased 6.3% from $142 in 1997 to $151 in 1998. This increase was due to costs associated with the utilization of EPO and other drugs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses increased from $26.3 million for the year ended December 31, 1997 to $40.0 million for the year ended December 31, 1998, an increase of 52.1%. General and administrative expenses as a percentage of revenue decreased from 10.2% in 1997 to 9.5% in 1998, primarily as the result of the increase in net revenue for 1998.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $8.0 million in 1997 to $13.1 million in 1998. The provision for doubtful accounts as a percentage of net revenue remained constant at 3.1% in 1997 and 1998.

         Depreciation and Amortization. Depreciation and amortization increased from $11.4 million for the year ended December 31, 1997 to $21.3 million for the year ended December 31, 1998, an increase of 86.8%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $1.0 million for the year ended December 31, 1998, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of mergers in Arkansas, Missouri and Oklahoma during January and April 1998.

         Income from Operations. Income from operations increased from $34.7 million for the year ended December 31, 1997 to $68.5 million for the year ended December 31, 1998, an increase of 97.4%. Income from operations as a percentage of net revenue increased from 13.5% in 1997 to 16.3% in 1998 as a result of the factors discussed above.

         Interest Expense, Net. Interest expense of $5.5 million for the year ended December 31, 1998 increased $3.8 million compared to interest expense of $1.7 million for the year ended December 31, 1997. This increase was primarily attributable to increased borrowings under Renal Care Group's $125.0 million credit facility along with certain borrowings under Dialysis Centers of America's credit facility. These borrowings were used for a combination of acquisitions, capital expenditures and working capital requirements.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in Renal Care Group's consolidated entities that are not wholly-owned. As of December 31, 1998, this was primarily comprised of three joint venture partnerships.

         Income Tax Expense. Income tax expense increased from $11.9 million in 1997 to $22.1 million in 1998, an increase of 85.7%. The increase is a result of pre-tax earnings of the Company increasing by approximately 85% during the year.

         Net Income. Net income increased from $20.2 million in 1997 to $37.4 million in 1998, an increase of 85.1%. This increase is a result of the above mentioned items.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At December 31, 1999, the Company's working capital was $85.6 million, cash and cash equivalents were $14.5 million, and the Company's current ratio was 2.2 to 1. Renal Care Group's working capital increased during the year primarily as a result of acquisitions, the increase in long-term debt primarily to fund those acquisitions and the increase in net income.

         Net cash provided by operating activities was $61.0 million for the year ended December 31, 1999. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $58.6 million for the year ended December 31, 1999. Cash used in investing activities consisted primarily of $17.2 million of cash paid for acquisitions, net of cash acquired, and $44.1 million of purchases of property and equipment. Cash used in financing activities was $7.8 million for the year ended December 31, 1999. Cash used by financing activities primarily reflects $11.7 million in net borrowings under Renal Care Group's line of credit and $27.4 million in repayments of long-term debt.

         On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provides for an increase in the credit facility from $125.0 million to $185.0 million. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans.

         The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group has obtained lender commitments of $185.0 million through August 2000. Lender commitments are then reduced to $157.3 million through August 2001, $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As December 31, 1999, there was $74.2 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

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

         A significant component of Renal Care Group's growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management of Renal Care Group believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet Renal Care Group's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may incur additional short and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any future indebtedness or securities will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

         Capital expenditures of approximately $30.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2000. The Company expects that such capital expenditures will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

         Renal Care Group completed a comprehensive review and evaluation of key computer systems and electronic devices in preparation for January 1, 2000. The Company's efforts in addressing Year 2000 issues focused on educating employees, evaluating Renal Care Group's software systems and hardware platforms, communicating with suppliers and third party payors, evaluating and making necessary modifications to the appropriate software and hardware systems and testing these systems. Based on this review and evaluation certain changes and modifications were made to some of Renal Care Group's systems. These changes allowed Renal Care Group to successfully operate prior to, on, and subsequent to January 1, 2000. We incurred approximately $600,000 in 1999 related to Year 2000, and we do not expect future expenditures to materially impact the Company's operations.

NEWLY ISSUED ACCOUNTING STANDARDS

         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to report selected segment information when certain tests are met. Management has determined that the Company operates in only one reportable segment in accordance with the applicable tests of SFAS No. 131.

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

FORWARD-LOOKING INFORMATION

         Certain of the matters discussed in the preceding pages of this annual report on Form 10-K, particularly regarding implementation of the Company's strategy, development of the dialysis and nephrology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities and construction, expenditures, interest, costs and income constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (See "Risk Factors").

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the sections entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Report:

                                                                                      Page
                                                                                      ----
                  (1)      Index To Financial Statements
                           Report of Independent Auditors                              F-1

                           Consolidated Balance Sheets at December 31, 1998
                           and 1999                                                    F-2

                           Consolidated Income Statements for the years
                           ended December 31, 1997, 1998, and 1999                     F-4

                           Consolidated Statements of Stockholders' Equity
                           for the years ended December 31, 1997, 1998, and 1999       F-5

                           Consolidated Statements of Cash Flows for the years
                           ended December 31, 1997, 1998, and 1999                     F-6

                           Notes to Consolidated Financial Statements                  F-7

                  (2)      Index to Financial Statement Schedules.

                           Report of Independent Auditors                             F-20

                           Schedule II - Consolidated Schedule-Valuation
                           and Qualifying Accounts                                    F-21

                  (3)      The Exhibits are listed in the Index of Exhibits
                           Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

         (b) The Company filed a current report on Form 8-K on November 3, 1999.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 1998 and 1999 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                           /s/ ERNST & YOUNG LLP


Nashville, Tennessee
February 24, 2000

                             Renal Care Group, Inc.


                           Consolidated Balance Sheets

                                                                             DECEMBER 31
                                                                         1998           1999
                                                                       --------       --------
                                                                            (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                          $ 19,943       $ 14,507
    Accounts receivable, less allowance for doubtful accounts of
       $30,726 in 1998 and $39,997 in 1999                               82,521         99,877
    Inventories                                                           8,553         12,044
    Prepaid expenses and other current assets                             8,783         13,252
    Income taxes receivable                                                  --          1,147
    Deferred income taxes                                                 7,884         19,172
                                                                       --------       --------
         Total current assets                                           127,684        159,999
Property, plant and equipment, net                                       96,256        121,143
Goodwill and other intangibles, net                                     185,417        196,532
Other assets                                                              6,775          4,710
                                                                       --------       --------
         Total assets                                                  $416,132       $482,384
                                                                       ========       ========

          See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.


                           Consolidated Balance Sheets

                                                                             DECEMBER 31
                                                                         1998           1999
                                                                       --------       --------
                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $ 20,109       $ 21,460
    Accrued compensation                                                 14,790         16,534
    Due to third-party payors                                            15,886         20,541
    Accrued expenses and other current liabilities                       14,700         15,488
    Income taxes payable                                                  1,579             --
    Current portion of long-term debt                                    10,742            367
                                                                       --------       --------
         Total current liabilities                                       77,806         74,390
Long-term debt, net of current portion                                   79,507         76,102
Deferred income taxes                                                     7,970         12,872
Minority interest                                                         5,169          8,706
                                                                       --------       --------
         Total liabilities                                              170,452        172,070
                                                                       --------       --------
Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.01 par value, 10,000 shares authorized,
       none issued                                                           --             --
    Common stock, $0.01 par value, 60,000 and 90,000 shares
       authorized at December 31, 1998 and 1999, respectively;
       43,995 and 44,764 shares issued and outstanding at
       December 31, 1998 and 1999, respectively                             440            448
    Additional paid-in capital                                          183,817        199,982
    Retained earnings                                                    61,423        109,884
                                                                       --------       --------
         Total stockholders' equity                                     245,680        310,314
                                                                       --------       --------
         Total liabilities and stockholders' equity                    $416,132       $482,384
                                                                       ========       ========

          See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.


                         Consolidated Income Statements

                                                                        YEAR ENDED DECEMBER 31
                                                                  1997           1998           1999
                                                                --------       --------       --------
                                                                 (In thousands, except per share data)
Net revenue                                                     $257,866       $420,694       $520,607
Operating costs and expenses:
    Patient care costs                                           177,109        276,895        335,366
    General and administrative expenses                           26,279         39,953         48,330
    Provision for doubtful accounts                                8,022         13,074         13,878
    Depreciation and amortization                                 11,436         21,293         26,425
    Merger expenses                                                  300          1,000          4,300
                                                                --------       --------       --------
         Total operating costs and expenses                      223,146        352,215        428,299
                                                                --------       --------       --------
Income from operations                                            34,720         68,479         92,308
Interest expense, net                                              1,695          5,493          5,038
                                                                --------       --------       --------
         Income before income taxes and minority interest         33,025         62,986         87,270
Minority interest                                                    955          3,492          7,768
                                                                --------       --------       --------
         Income before income taxes                               32,070         59,494         79,502
Provision for income taxes                                        11,913         22,092         31,041
                                                                --------       --------       --------
         Net income                                             $ 20,157       $ 37,402         48,461
                                                                ========       ========       ========

Net income per share:
    Basic                                                       $   0.55       $   0.86       $   1.09
                                                                ========       ========       ========
    Diluted                                                     $   0.52       $   0.82       $   1.04
                                                                ========       ========       ========
Weighted average shares outstanding:
    Basic                                                         36,747         43,274         44,489
                                                                ========       ========       ========
    Diluted                                                       38,779         45,835         46,460
                                                                ========       ========       ========

          See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                     COMMON STOCK     ADDITIONAL                  TOTAL
                                   ----------------     PAID-IN     RETAINED   STOCKHOLDERS'
                                   SHARES    AMOUNT     CAPITAL     EARNINGS      EQUITY
                                   ------    ------    --------     --------     --------
Balance at December 31, 1996       34,979     $350     $103,090     $  3,864     $107,304
   Issuance of common stock in
     acquisitions                   3,730       37       58,364           --       58,401
   Net income                          --       --           --       20,157       20,157
   Common stock issued and
     related income tax benefit       495        5        2,601           --        2,606
   Equity acquired in business
     combination                    1,214       12          492           --          504
                                   ------     ----     --------     --------     --------
Balance at December 31, 1997       40,418      404      164,547       24,021      188,972
   Issuance of common stock in
     acquisitions                      56        1        1,126           --        1,127
   Net income                          --       --           --       37,402       37,402
   Common stock issued and
     related income tax benefit     1,186       12       17,301           --       17,313
   Equity acquired in business
     combination                    2,335       23          843           --          866
                                   ------     ----     --------     --------     --------
Balance at December 31, 1998       43,995      440      183,817       61,423      245,680
   Issuance of common stock in
     acquisitions                      96        1        2,999           --        3,000
   Net income                          --       --           --       48,461       48,461
   Common stock issued and
     related income tax benefit       673        7       13,166           --       13,173
                                   ------     ----     --------     --------     --------
Balance at December 31, 1999       44,764     $448     $199,982     $109,884     $310,314
                                   ======     ====     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                                    1997        1998        1999
                                                                  ---------    --------    --------
                                                                           (In thousands)
OPERATING ACTIVITIES
Net income                                                        $  20,157    $ 37,402    $ 48,461
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                    11,436      21,293      26,425
    (Gain) loss on sale of property and equipment                       (37)        327         362
    Income applicable to minority interest                              955       3,492       7,768
    Distributions to minority shareholders                             (290)         --      (4,231)
    Deferred income taxes                                            (1,340)        951      (6,386)
    Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                         (13,156)    (25,819)    (16,389)
        Inventories                                                  (1,798)     (2,104)     (3,341)
        Prepaid expenses and other current assets                    (3,253)     (2,510)     (4,446)
        Income taxes receivable                                          --          --      (1,147)
        Accounts payable                                              2,380       4,096       1,274
        Accrued compensation                                          3,124       1,783       1,686
        Due to third-party payors                                       310       5,833       4,655
        Accrued expenses and other current liabilities               (1,070)       (976)        653
        Income taxes payable                                         (1,128)      6,555       5,621
                                                                  ---------    --------    --------
                  Net cash provided by operating activities          16,290      50,323      60,965

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                            147         162         336
Purchases of property and equipment                                 (29,539)    (29,728)    (44,057)
Cash paid for acquisitions, net of cash acquired                    (38,569)    (57,694)    (17,158)
Advances to investees                                                (1,111)     (1,614)         --
Maturity of investments, net                                          2,189       3,625          --
Cash distribution to founders, net of cash contributions             (5,625)         --          --
(Increase) decrease in other assets                                  (1,359)     (2,179)      2,285
                                                                  ---------    --------    --------
                  Net cash used in investing activities             (73,867)    (87,428)    (58,594)

FINANCING ACTIVITIES
Net borrowings under line of credit                                  13,848      48,653      11,728
Payments on long-term debt                                           (5,968)    (12,025)    (27,380)
Proceeds from issuance of long-term debt                              7,434         468       1,872
Net proceeds from issuance of common stock                            2,661      10,814       5,973
                                                                  ---------    --------    --------
                  Net cash provided by (used in) financing
                      activities                                     17,975      47,910      (7,807)
                                                                  ---------    --------    --------

(Decrease) increase in cash and cash equivalents                    (39,602)     10,805      (5,436)
Cash and cash equivalents, at beginning of year                      48,740       9,138      19,943
                                                                  ---------    --------    --------
Cash and cash equivalents, at end of year                         $   9,138    $ 19,943    $ 14,507
                                                                  =========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                    $   2,525    $  5,711    $  5,728
                                                                  =========    ========    ========
      Income taxes                                                $  15,276    $ 14,402    $ 30,267
                                                                  =========    ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Issuance of common stock in acquisitions                       $  58,346    $  1,127    $  3,000
                                                                  =========    ========    ========

SUPPLEMENTAL DISCLOSURES OF BUSINESS ACQUISITIONS:
   Fair value of assets acquired                                  $ 107,946    $ 70,258    $ 20,428
   Liabilities assumed                                               11,031      11,437         270
   Common stock issued                                               58,346       1,127       3,000
                                                                  ---------    --------    --------
        Cash paid for acquisitions, net of cash acquired          $  38,569    $ 57,694    $ 17,158
                                                                  =========    ========    ========

          See accompanying notes to consolidated financial statements.

                             Renal Care Group, Inc.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

                                December 31, 1999


1. ORGANIZATION

Renal Care Group, Inc. (the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 1999, the Company provided dialysis and ancillary services to approximately 14,200 patients through 181 outpatient dialysis centers in 23 states. In addition to its outpatient dialysis center operations as of December 31, 1999, the Company provided acute dialysis services through contractual relationships with 103 hospitals. The Company also operates a business providing diabetic and wound care services.

On January 29, 1999, the Company merged with Dialysis Centers of America, Inc. ("DCA") in a business combination accounted for as a pooling-of-interests. DCA became a wholly-owned subsidiary of the Company through the exchange of approximately 3,127 shares of the Company's common stock for all of the outstanding stock of DCA. The Company's consolidated financial statements included herein give retroactive effect to this transaction and include the combined operations of the Company and DCA for all periods presented.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

The Company's primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages its accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Receivables from Medicare and Medicaid represented 55% of gross accounts receivable at December 31, 1998 and 51% at December 31, 1999. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company's operations. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatening investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

INVENTORIES

Inventories consist of drugs, supplies and parts consumed in dialysis treatments and are stated at the lower of cost or market. Cost is determined using either the first-in, first-out method, or average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of related lease terms or the useful lives.

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company allocates a portion of the purchase price to non-competition agreements based on the estimated fair value of such agreements. Goodwill and non-competition agreements are amortized on a straight-line basis over a period of 40 years and the life of the agreements, respectively. These amortization periods equate to a blended average of 35 years. Accumulated amortization of these intangibles was approximately $10,117 and $18,793 at December 31, 1998 and 1999, respectively.

MINORITY INTEREST

Minority interest represents the proportionate equity interest of other partners and stockholders in the Company's consolidated entities which are not wholly owned. As of December 31, 1999, this was primarily comprised of four joint venture partnerships.

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

Medicare

The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment. The composite rate differs among facilities to account for geographic differences in the cost of labor. Drugs and other ancillary services are reimbursed on a fee for service basis.

Medicaid

Medicaid is a state administered program with reimbursements varying by state. The Medicaid programs administered in each state in which the Company operates, reimburse the Company predominantly on a prospective payment system for dialysis services rendered.

Other

Other payments from patients, commercial insurers and other third-party payors are received pursuant to a variety of reimbursement arrangements, which generally provide for higher payments than those received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid at established rates approximated 69%, 64% and 61% of net revenue for the years ended December 31, 1997, 1998 and 1999, respectively.

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

CONCENTRATION OF CREDIT RISKS

The administration of erythropoietin ("EPO") is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 20%, 23%, and 26% of the net revenue of the Company for the years ended December 31, 1997, 1998, and 1999, respectively. EPO is produced by a single manufacturer.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 1999, in the opinion of management, there has been no such impairment.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation. Such reclassifications had no effect on the net results of operations as previously reported.

3. BUSINESS ACQUISITIONS

1999 ACQUISITIONS

During 1999, the Company completed five acquisitions one of which was accounted for as a pooling-of-interests and the remaining four which were accounted for under the purchase method of accounting. All such transactions involved the acquisition of entities that provided care to ESRD patients through owned hemodialysis facilities or acute in-patient dialysis services.

In January 1999, the Company completed a merger with Dialysis Centers of America, Inc. ("DCA"). The Company issued approximately 3,127 shares of common stock in the merger. DCA owned and operated 12 dialysis centers and was affiliated with approximately 25 nephrologists in the metropolitan Chicago area. In addition, DCA provided acute dialysis services to six hospitals. The DCA merger was accounted for as a pooling-of-interests, and as such, the Company's consolidated financial statements included herein give retroactive effect to the DCA merger for all periods presented.

The following is a summary of the results of operations of the separate entities:


                                                RCG
                                            (PRIOR TO DCA
                                               MERGER)        DCA        COMBINED
                                              --------      -------      --------
                    1998
                      Net revenue             $369,372      $51,322      $420,694
                                              ========      =======      ========
                      Income from operations  $ 62,410      $ 6,069      $ 68,479
                                              ========      =======      ========
                      Net income              $ 35,211      $ 2,191      $ 37,402
                                              ========      =======      ========

                    1997
                      Net revenue             $214,009      $43,857      $257,866
                                              ========      =======      ========
                      Income from operations  $ 32,141      $ 2,579      $ 34,720
                                              ========      =======      ========
                      Net income              $ 19,978      $   179      $ 20,157
                                              ========      =======      ========

As previously indicated, during 1999, the Company completed four acquisitions that were accounted for under the purchase method resulting in goodwill and other intangibles of approximately $18,841. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.


                                                           1999
                                                         --------
                   Number of shares issued                     96
                                                         --------
                   Estimated value of shares issued      $  3,000
                   Cash consideration                      17,158
                                                         --------
                   Aggregate purchase price              $ 20,158
                                                         ========

1998 ACQUISITIONS

During 1998, the Company completed multiple acquisitions of companies that owned hemodialysis facilities providing care to ESRD patients as well as providing acute hospital in-patient dialysis services. The Company also acquired a wound care and diabetic business during this period. The majority of the 1998 acquisitions were accounted for under the purchase method of accounting; however, two of these transactions were accounted for using the pooling-of-interests method.

Effective January 1, 1998, the Company merged with companies that owned nine dialysis facilities located in Arkansas, Oklahoma and Missouri. In addition to the services provided to patients in these facilities, the merged entities provided acute, in-patient dialysis treatment to six hospitals. Additionally, effective April 1, 1998, the Company merged with companies that owned four dialysis facilities in Missouri. These facilities also provided acute, in-patient dialysis treatment to three hospitals. Consideration provided by the Company in these transactions was 2,335 shares of the Company's common stock. Both transactions were accounted for as pooling-of-interests. The consolidated financial statements have not been restated for these transactions as the effects are not considered material. Accordingly, the results of the combined operations of these entities, reported in the accompanying consolidated financial statements, commence on the effective date of each transaction.

Effective February 1, 1998, the Company formed a joint venture in Portland, Oregon, for purposes of operating six dialysis facilities and a home dialysis program. The Company acquired an 80% interest in the joint venture, with an equivalent share of voting rights for cash.

As previously indicated, during 1998, the Company completed several other acquisitions. These transactions were accounted for under the purchase method with goodwill and other intangibles of approximately $58,384 recorded. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.

The purchase price of 1998 acquisitions is summarized as follows:


                                                                1998
                                                              --------
                       Number of shares issued                      56
                                                              --------
                       Estimated value of shares issued       $  1,127
                       Cash consideration                       57,694
                                                              --------
                       Aggregate purchase price               $ 58,821
                                                              ========

1997 ACQUISITIONS

In 1997, the Company acquired and developed 42 facilities providing care to ESRD patients, 19 programs providing acute hospital in-patient dialysis services and a laboratory.

The following is a summary of acquisition activity:


                                                          1997
                                                        -------
                  Number of shares issued                 3,727
                                                        -------
                  Estimated value of shares issued      $58,346
                  Cash consideration                     38,569
                                                        -------
                  Aggregate purchase price              $96,915
                                                        =======

The majority of these acquisitions were accounted for under the purchase method and, accordingly, the assets and liabilities of the acquired entities were recorded at their estimated fair values at the dates of acquisition. The allocation of the purchase price resulted in goodwill and intangible assets of $89,086. The results of operations of the acquisitions have been included in the Company's consolidated financial statements from their respective acquisition dates.

The results of operations have not been restated for a 1997 pooling transaction as the effects are not considered material. In 1997, the Company formed two joint ventures that resulted in goodwill and intangible assets of $14,188. The Company's contribution to these joint ventures was used for working capital and to construct dialysis facilities.

PRO FORMA DATA (UNAUDITED)

The following summary, prepared on a pro forma basis, combines the results of operations as if each of the acquisitions had been consummated as of the beginning of the period, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

                                                        1997            1998            1999
                                                     -----------     -----------     -----------
                  Pro forma net revenue              $   327,193     $   455,413     $   524,867
                                                     ===========     ===========     ===========
                  Pro forma net income               $    26,327     $    40,648     $    48,784
                                                     ===========     ===========     ===========

                  Pro forma net income per share
                           Basic                     $      0.62     $      0.93     $      1.09
                                                     ===========     ===========     ===========
                           Diluted                   $      0.59     $      0.88     $      1.05
                                                     ===========     ===========     ===========

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                             DECEMBER 31
                                                         1998           1999
                                                      ---------      ---------
                  Medical equipment                   $  56,603      $  68,800
                  Computer software and equipment        16,846         30,791
                  Furniture and fixtures                 13,481         15,153
                  Leasehold improvements                 24,691         37,969
                  Buildings                              14,051         14,801
                  Construction-in-progress                3,068          3,397
                                                      ---------      ---------
                                                        128,740        170,911
                  Less accumulated depreciation         (32,484)       (49,768)
                                                      ---------      ---------
                                                      $  96,256      $ 121,143
                                                      =========      =========

Depreciation expense was $8,401, $14,861 and $18,919 for the years ended December 31, 1997, 1998 and 1999, respectively.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        DECEMBER 31
                                                                      1998      1999
                                                                     -------   -------
         Line of credit, bearing interest at LIBO rate
             (6.32% and 6.98% at December 31, 1998
             and 1999, respectively)                                 $62,500   $74,228

         Term note, bearing interest at variable rates
             (weighted average rate of 7.10%
             at December 31, 1998)                                    20,699        --

         Revolving credit note, bearing interest at variable rates
             (weighted average rate of 6.83% at
             December 31, 1998)                                        4,165        --
         Equipment note payable                                        2,230     2,120
         Other                                                           655       121
                                                                     -------   -------
                                                                      90,249    76,469
         Less current portion                                         10,742       367
                                                                     -------   -------
                                                                     $79,507   $76,102
                                                                     =======   =======

LINE OF CREDIT

On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement effectively raising its credit facility to $185,000. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital, and general corporate purposes. No more than $25,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000 in swing line loans. The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratio tiers.

Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company has obtained lender commitments of $185,000 through August 2000, $157,300 through August 2001, $129,500 through
August 2002 and $101,800 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. At December 31, 1999, there was $74,228 outstanding under this agreement. The Company had $110,772 available under this agreement at December 31, 1999.

The Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under its guaranty, are secured by a pledge of the equity interests held by the Company in each of its subsidiaries. Financial covenants are customary for the amount and duration of this commitment. The Company was in compliance with all such covenants at December 31, 1999.

CREDIT AGREEMENT

On February 1, 1999 the Company repaid in full balances totaling $24,864, which existed under an amended credit agreement with a bank. Such credit agreement had consisted of a term note with an original balance of $29,400 and a $15,000 revolving credit note.

EQUIPMENT NOTE PAYABLE

The equipment note payable is to a vendor for certain equipment and software purchased by the Company. The note is payable in monthly installments over a period of 108 months.

OTHER

The other long-term debt consists of term notes maturing at various times through April 2000.

The aggregate maturities of long-term debt at December 31, 1999 are as follows:

                          2000              $    367
                          2001                   392
                          2002                   489
                          2003                74,627
                          2004                   304
                          Thereafter             290
                                            --------
                                            $ 76,469
                                            ========

6.  INCOME TAXES

The provision for income taxes consists of the following:

                                           YEAR ENDED DECEMBER 31
                                        1997        1998        1999
                                      --------    --------    --------
         Current:
             Federal                  $ 12,215    $ 19,563    $ 35,065
             State and local             1,038       1,578       2,362
                                      --------    --------    --------
                                        13,253      21,141      37,427
                                      --------    --------    --------
         Deferred:
             Federal                    (1,058)        878      (6,120)
             State and local              (282)         73        (266)
                                      --------    --------    --------
                                        (1,340)        951      (6,386)
                                      --------    --------    --------
         Provision for income taxes   $ 11,913    $ 22,092    $ 31,041
                                      ========    ========    ========

At December 31, 1999, the Company has net operating loss carryforwards of approximately $54,555 for state income tax purposes that expire in years 2001 through 2014. The utilization of the state net operating loss carryforwards may be limited in future years due to the profitability of certain subsidiary corporations. Therefore, the Company has recorded a valuation allowance of $2,032 against the deferred tax asset attributable to the state net operating loss carryforwards; this valuation allowance was increased by $208 in 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's deferred tax liabilities and assets are as follows:

                                                                     DECEMBER 31
                                                                  1998          1999
                                                                --------      --------
         Deferred tax assets:
             Net operating loss carryforwards                   $  1,824      $  2,032
             Allowance for doubtful accounts                       5,253        14,381
             Accrued vacation and other accrued liabilities        2,631         4,784
             Other                                                    --             7
             Less: Valuation allowance                            (1,824)       (2,032)
                                                                --------      --------
                                                                   7,884        19,172
                                                                --------      --------
         Deferred tax liabilities:
             Depreciation                                          3,371         5,136
             Cash to accrual adjustments (Section 481)               616           434
             Amortization                                          3,541         6,735
             Investments in partnerships                             442           567
                                                                --------      --------
                                                                   7,970        12,872
                                                                --------      --------
         Net deferred tax (liability) asset                     $    (86)     $  6,300
                                                                ========      ========

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements:

                                                                         YEAR ENDED DECEMBER 31
                                                                     1997        1998         1999
                                                                     ----        ----         ----
         U.S. federal income tax rate                                35.0%       35.0%        35.0%
         State income tax, net of federal income tax benefit          1.5        (0.1)         2.3
         Increase in valuation allowances                              --         1.6          0.3

         Other                                                        0.6         0.6          1.4
                                                                     ----        ----         ----
         Effective income tax rate                                   37.1%       37.1%        39.0%
                                                                     ====        ====         ====

7. STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

As of December 31, 1999, the Company had five stock option plans. The Company also issues options outside of these plans known as Free Standing Options. Options issued as Free Standing are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 1999 and 1996 Plans have similar terms and purposes. Specifically, options under each of these plans are available to grant to eligible employees and other key persons, the options vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 1999 and 1996, respectively, and have 1,500 and 6,000 shares of common stock reserved for each.

Options issued under the Equity Compensation Plan ("Equity Plan") are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. This plan was adopted in 1995 and there are 350 shares of common stock reserved for issuance.

Options issued under the 1994 Stock Option Plan (the "1994 Plan") are for directors, officers and other key persons, these options vest over four years and the options have a term of ten years from the date of issuance. This plan was adopted in 1994 and there are 720 shares of common stock reserved for issuance.

Options issued under the Directors Plan are for non-management directors. These options vest immediately and have a term of ten years from the date of issuance. The plan was adopted in 1996 and there are 225 shares of common stock reserved for issuance.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 1997 through December 31, 1999:


                                                                                                                  WEIGHTED
                                           1999        1996                                        EXERCISE       AVERAGE
                               FREE      EMPLOYEE    EMPLOYEE    EQUITY     1994    DIRECTORS        PRICE        EXERCISE
                             STANDING      PLAN        PLAN       PLAN      PLAN       PLAN          RANGE          PRICE
                             --------    --------    --------    ------     ----    ---------        -----        --------
Balance at
   December 31, 1996          1,979          --       1,962        35        261         --      $0.11 - 13.55      $   7.88
     Granted                     --                   1,880        37         --          6      13.33 - 25.58         15.11
     Exercised                 (117)         --         (95)       --        (95)        --       3.33 - 15.33          5.81
     Forfeited                  (19)         --         (80)       (3)        (2)        --       3.33 - 25.58         14.39
                              -----       -----       -----      ----       ----       ----
Balance at
   December 31, 1997          1,843          --       3,667        69        164          6       0.11 - 25.58         10.39
     Granted                     --                   2,128        --         --         11      20.00 - 29.50         22.06
     Exercised                 (383)         --        (617)       --       (139)        (6)      0.89 - 22.75          8.93
     Forfeited                  (10)         --        (165)       (5)        (2)        --       3.33 - 25.58         15.71
                              -----       -----       -----      ----       ----       ----
Balance at
   December 31, 1998          1,450          --       5,013        64         23         11       0.11 - 29.50         14.33
     Granted                    536         939         235        --         --         23      16.63 - 28.50         18.08
     Exercised                  (82)         --        (305)      (36)        --         --       0.11 - 22.00         11.99
     Forfeited                   --          --        (142)      (10)        --         --       3.33 - 24.67         17.85
                              -----       -----       -----      ----       ----       ----
Balance at
   December 31, 1999          1,904         939       4,801        18         23         34      $3.33 - 29.50      $  15.19
                              =====       =====       =====      ====       ====       ====

Available for Grant at
   December 31, 1999             --         561         173        10        463        185
                              =====       =====       =====      ====       ====       ====
Exercisable at
   December 31, 1999          1,295         188       2,165        12         23         34                          $  12.68
                              =====       =====       =====      ====       ====       ====                          ========

Excercisable at
   December 31, 1998            995          --       1,368        55          8         11
                              =====       =====       =====      ====       ====       ====
Exercisable at
   December 31, 1997          1,158          --         855        35        126          3
                              =====       =====       =====      ====       ====       ====


The weighted-average fair value of options granted during 1997, 1998 and 1999 is $6.10, $8.89 and $7.86, respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                 NUMBER               WEIGHTED                                   NUMBER
                             OUTSTANDING AS            AVERAGE             WEIGHTED          EXERCISABLE AS         WEIGHTED
        RANGE OF            OF DECEMBER 31,           REMAINING             AVERAGE          OF DECEMBER 31,         AVERAGE
     EXERCISE PRICES              1999            CONTRACTUAL LIFE      EXERCISE PRICE            1999           EXERCISE PRICE
  --------------------    -------------------  ---------------------- ------------------  -------------------  ----------------
     $ 3.33 - $ 8.00             1,744                   5.93               $  5.62              1,459               $  5.16
     $10.78 - $14.00             1,250                   7.09               $ 13.26                700               $ 13.31
     $14.06 - $18.25             2,751                   8.75               $ 17.16                786               $ 16.91
     $20.00 - $29.50             1,974                   8.40               $ 22.22                772               $ 22.26
     ---------------             -----                   ----               -------              -----               -------
     $ 3.33 - $29.50             7,719                   7.75               $ 15.19              3,717               $ 12.68
     ===============             =====                   ====               =======              =====               =======

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for:

                                            YEAR ENDED DECEMBER 31
                                       1997           1998          1999
                                   ------------   ------------  --------
     Expected volatility                30.0%          33.0%         40.0%
     Expected dividend yield            None           None          None
     Risk-free interest rate             5.5%           5.5%          5.5%
     Expected life of options         5 years        5 years       5 years

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                   1997         1998         1999
                                                                 -------      -------      -------
         Net income                                              $20,157      $37,402      $48,461
         Pro forma compensation expense from stock options,
             net of taxes                                          1,643        4,388        5,954
                                                                 -------      -------      -------
         Pro forma net income                                    $18,514      $33,014      $42,507
                                                                 =======      =======      =======
         Pro forma net income per share
              Basic                                              $  0.50      $  0.76      $  0.95
                                                                 =======      =======      =======
              Diluted                                            $  0.48      $  0.72      $  0.91
                                                                 =======      =======      =======

WARRANTS

At December 31, 1999, the Company has outstanding warrants to purchase an aggregate of 495 shares of common stock that were issued in 1994 and 1995. These warrants have a term of ten years from the date of issuance and an exercise price of $4.44 per warrant.

8. OPERATING LEASES

The Company rents office and medical facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 1999, future minimum rental payments under noncancelable operating leases with terms of one year or more consist of the following:

                        2000                    $12,827
                        2001                     12,178
                        2002                     11,064
                        2003                      9,787
                        2004                      9,145
                        Thereafter               26,194
                                                -------
                                                $81,195
                                                =======

Rent expense related to operating leases amounted to $7,692, $11,966 and $16,009 for the years ending December 31, 1997, 1998 and 1999, respectively.

9. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has qualified defined contribution plans covering substantially all employees which permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $946, $1,147 and $1,473 for the years ended December 31, 1997, 1998 and 1999, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, on December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year (grant date) or December 31 (exercise date). A total of 675 shares are available for purchase under the plan. At December 31, 1998 and 1999, approximately $1,274 and $1,377, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

10. EARNINGS PER SHARE

In accordance with SFAS No. 128, basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

                                                       1997      1998      1999
                                                      -------   -------   -------
         Numerator:
             Numerator for basic and diluted net
                income per share                      $20,157   $37,402   $48,461
         Denominator:
             Denominator for basic net income per
                share-weighted-average shares          36,747    43,274    44,489
             Effect of dilutive securities:
                Stock options                           1,538     2,040     1,504
                Warrants                                  494       521       467
                                                      -------   -------   -------
             Denominator for diluted net income
                per share-adjusted weighted-average
                shares and assumed conversions         38,779    45,835    46,460
                                                      =======   =======   =======
         Basic net income per share                   $  0.55   $  0.86   $  1.09
                                                      =======   =======   =======
         Diluted net income per share                 $  0.52   $  0.82   $  1.04
                                                      =======   =======   =======

11. CONTINGENCIES

The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

12.  SUBSEQUENT EVENT

On February 24, 2000, the Company announced the signing of a definitive agreement to merge with Renal Disease Management by Physicians, Inc. ("RDM"). RDM owns and operates six dialysis centers in Northeast Ohio and Western Pennsylvania. The Company expects to account for the transaction as a pooling-of-interests, and as such the Company's consolidated financial statements, presented in future reports, will be restated to include the accounts and results of operations of RDM.

The following unaudited data reflect the results of operations as if the combination had been consummated as of the date of the consolidated financial statements. The unaudited data may not be representative of future results and do not reflect any changes in the operations of either the Company or RDM that may result from the combination of their operations.



                                                     (UNAUDITED)
                                             1997        1998        1999
                                          ----------   ---------   ---------
         Pro forma net revenue            $  275,294   $ 441,860   $ 543,358
                                          ==========   =========   =========
         Pro forma net income             $   21,298   $  36,680   $  48,725
                                          ==========   =========   =========

         Pro forma net income per share

             Basic                        $     0.57   $    0.84   $    1.08
                                          ==========   =========   =========
              Diluted                     $     0.54   $    0.79   $    1.04
                                          ==========   =========   =========

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth, for 1998 and 1999, certain selected quarterly financial data. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              1998
                             ----------------------------------------
                              FIRST    SECOND      THIRD     FOURTH
                             QUARTER   QUARTER     QUARTER   QUARTER
                             -------   --------   --------   --------
Net operating revenue        $91,542   $102,549   $110,357   $116,246
Operating expenses            73,660     80,442     85,820     90,000
Depreciation and
amortization                   4,613      5,218      5,497      5,965
Merger expenses                  700        300         --         --
                             -------   --------   --------   --------
Income from operations        12,569     16,589     19,040     20,281
Interest expense, net          1,246      1,436      1,557      1,254
Minority interest                547        608      1,045      1,292
                             -------   --------   --------   --------
Income before income taxes    10,776     14,545     16,438     17,735
Income taxes                   4,114      5,438      6,126      6,414
                             -------   --------   --------   --------
Net income                   $ 6,662   $  9,107   $ 10,312   $ 11,321
                             =======   ========   ========   ========
Net income per share:
   Basic                     $  0.16   $   0.21   $   0.24   $   0.26
                             =======   ========   ========   ========
   Diluted                   $  0.15   $   0.20   $   0.22   $   0.24
                             =======   ========   ========   ========

                                              1999
                             ----------------------------------------
                              FIRST    SECOND      THIRD     FOURTH
                             QUARTER   QUARTER     QUARTER   QUARTER
                             -------   --------   --------   --------
Net operating revenue       $120,861   $128,496   $133,484   $137,766
Operating expenses            92,742     98,303    101,818    104,711
Depreciation and
amortization                   6,163      6,527      6,798      6,937
Merger expenses                4,300         --         --         --
                            --------   --------   --------   --------
Income from operations        17,656     23,666     24,868     26,118
Interest expense, net          1,405      1,288      1,284      1,061
Minority interest              1,500      1,744      2,350      2,174
                            --------   --------   --------   --------
Income before income taxes    14,751     20,634     21,234     22,883
Income taxes                   6,644      7,738      7,963      8,696
                            --------   --------   --------   --------
Net income                  $  8,107   $ 12,896   $ 13,271   $ 14,187
                            ========   ========   ========   ========

Net income per share:
   Basic                     $  0.18   $   0.29   $   0.30   $   0.32
                             =======   ========   ========   ========
   Diluted                   $  0.17   $   0.28   $   0.29   $   0.31
                             =======   ========   ========   ========

                         Report of Independent Auditors

The Board of Directors
Renal Care Group, Inc.

We have audited the consolidated financial statements of Renal Care Group, Inc. as of December 31, 1998 and 1999, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 24, 2000. Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP


Nashville, Tennessee
February 24, 2000

                                                                     Schedule II

                             Renal Care Group, Inc.
            Consolidated Schedule - Valuation and Qualifying Accounts
                                 (In thousands)


                                        Balance                     Amount                     Balance
                                       Beginning   Allowances    Charged to                   At End of
                                       Of Period    Acquired       Expense     Write-Offs       Period
                                       ---------   ----------    ----------    ----------     ---------
Allowances for doubtful accounts:
    Year ended
         December 31, 1997              $ 8,379       $3,949       $ 8,022       $(1,306)       $19,044
                                        =======       ======       =======       =======        =======
    Year ended
         December 31, 1998              $19,044       $2,321       $13,074       $(3,713)       $30,726
                                        =======       ======       =======       =======        =======
    Year ended
         December 31, 1999              $30,726       $  283       $13,878       $(4,890)       $39,997
                                        =======       ======       =======       =======        =======

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 28th day of March, 2000.


                                    RENAL CARE GROUP, INC.



                                    By:  Sam A. Brooks, Jr.
                                         ---------------------------------------
                                         Sam A. Brooks, Jr.
                                         Chairman of the Board, President and
                                         Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sam A. Brooks, Jr. and R. Dirk Allison and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Sam A. Brooks, Jr.
---------------------------------         Chairman of the Board,           March 28, 2000
Sam A. Brooks, Jr.                        President, Chief Executive
                                          Officer and Director
                                          (Principal Executive Officer)

/s/ R. Dirk Allison
---------------------------------         Executive Vice President,        March 28, 2000
R. Dirk Allison                           Chief Financial Officer
                                          Treasurer (Principal Financial
                                          and Accounting Officer)
/s/ Joseph C. Hutts
---------------------------------         Director                         March 28, 2000
Joseph C. Hutts


/s/ Harry R. Jacobson, M.D.
---------------------------------         Director                         March 28, 2000
Harry R. Jacobson, M.D.


/s/ Thomas A. Lowery, M.D.
---------------------------------         Director                         March 28, 2000
Thomas A. Lowery, M.D.


/s/ John D. Bower, M.D.
---------------------------------         Director                         March 28, 2000
John D. Bower, M.D.


/s/ Stephen D. McMurray, M.D.
---------------------------------         Director                         March 28, 2000
Stephen D. McMurray, M.D.


/s/ W. Tom Meredith, M.D.
---------------------------------         Director                         March 28, 2000
W. Tom Meredith, M.D.


/s/ Kenneth E. Johnson, Jr., M.D.
---------------------------------         Director                         March 28, 2000
Kenneth E. Johnson, Jr., M.D.


/s/ William Lapham
---------------------------------         Director                         March 28, 2000
William Lapham

                                  EXHIBIT INDEX


Exhibit
Number                            Description of Exhibits

3.1      Amended and Restated Certificate of Incorporation of the Company (1)
3.1.2    Certificate of Amendment of Certificate of Incorporation of the Company
         (2)
3.1.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)
3.1.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (15)
3.2      Amended and Restated Bylaws of the Company (1)
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company (1)
4.2      Specimen stock certificate for the Common Stock of the Company (1)
4.3 Shareholder Rights Protection Agreement, dated May 2, 1997 between the Company and First Union National Bank of North Carolina, as Rights Agent (3)
10.1 Employment Agreement, dated January 15, 1998, between the Company and Sam A. Brooks (4)*
10.2     Employment Agreement, dated October 15, 1999, between the Company and
         R. Dirk Allison.*
10.3 Employment Agreement, dated January 15, 1998, between the Company and Raymond Hakim, M.D. (5)*
10.4 Employment Agreement, dated February 12, 1996, between the Company and Anne N. Bower (6)*
10.5 Medical Director Services Agreement, dated February 12, 1996, between the Company and Kansas Nephrology Physicians, P.A. (6)
10.6 Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (6)
10.7 Medical Director Services Agreement, dated February 12, 1996, between the Company and Tyler Dialysis & Transplant Associates, P.A. (6)
10.8 Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc. relating to approximately 20,000 square feet of space (6)
10.9     Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin
         A. Curran, M.D., relating to property in Carthage, Texas (6)
10.10    Lease Agreement, dated February 12, 1996, among the Company and Thomas
         A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin
         A. Curran, M.D., relating to property in Tyler, Texas (6)
10.11 Sublease Agreement between M-W-R Investment and Kansas Nephrology Associates, P.A. dated February 1, 1990, to be assumed by the Company, and related Lease Agreement between Dodge City Medical Center Building, Inc. and M-W-R Investment (1)
10.12 Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (6)
10.13 Dialysis Center Management Agreement, dated May 11, 1994, between Renal Care Group, Inc. (of Tennessee) and Vanderbilt University (1)

10.14    1996 Stock Option Plan for Outside Directors (1)*
10.15    Fourth Amended and Restated 1996 Stock Incentive Plan (7)*
10.16    Amended and Restated Employee Stock Purchase Plan (2)*
10.17 Agreement between the Company and Healthcare Suppliers, Inc. dated December 7, 1995 (1)
10.18 Chief Medical Officer Agreement, dated February 12, 1996, between the Company and John D. Bower, M.D.(8)
10.19 Medical Director Services Agreement, dated September 30, 1996, between the Company and a group of individual physicians (8)
10.20 Employment Agreement, dated January 15, 1998, between the Company and Gary Brukardt (4)*
10.21 First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A. (2)
10.22    Stock Option Agreement between the Company and Sam A. Brooks (2)*
10.23    Stock Option Agreement between the Company and Ronald Hinds (2)*
10.24    Stock Option Agreement between the Company and Gary Brukardt (2)*
10.25 Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (9)
10.26 Stock Purchase Agreement, dated November 4, 1997 by and among the Company, Laidlaw, Inc., and STAT Healthcare, Inc. (10)
10.27 Restricted Stock Award Agreement between the Company and Harry R. Jacobson, M.D. (4)*
10.28    Restricted Stock Award Agreement between the Company and Sam A. Brooks
         (4)*
10.29    Restricted Stock Award Agreement between the Company and Ronald Hinds
         (4)*
10.30    Restricted Stock Award Agreement between the Company and Gary Brukardt
         (4)*
10.31 Restricted Stock Award Agreement between the Company and Raymond Hakim, M.D. (4)*
10.32 Restricted Stock Award Agreement between the Company and Thomas Lowery, M.D. (4)*
10.33 Restricted Stock Award Agreement between the Company and Stephen D. McMurray, M.D. (4)*
10.34    Stock Option Agreement between the Company and Sam A. Brooks (11)*
10.35    Stock Option Agreement between the Company and Gary A. Brukardt (11)*
10.36    Stock Option Agreement between the Company and Raymond Hakim, M.D.
         (11)*
10.37    Stock Option Agreement between the Company and Ronald Hinds (11)*
10.38    Stock Option Agreement between the Company and Joseph C. Hutts (11)*
10.39    Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
         (11)*
10.40 Agreement and Plan of Merger, dated as of January 12, 1999, by and among Renal Care Group, Inc., DCA Merger Corporation, Dialysis Centers of America, Inc. and the Owners described therein. (12)

10.41 Amendment #2 dated March 15, 2000 to Agreement No. 980202, between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)
10.42    Restricted Stock Award Agreement between the Company and Sam A. Brooks
         (13)*
10.43 Restricted Stock Award Agreement between the Company and Harry R. Jacobson (13)*
10.44    Restricted Stock Award Agreement between the Company and Ronald Hinds
         (13)*
10.45 Restricted Stock Award Agreement between the Company and Stephen D. McMurray (13)*
10.46    Renal Care Group, Inc. 1999 Long-Term Incentive Plan (14)*
10.47 Second Amendment to First Amended and Restated Loan Agreement, dated as of June 23, 1999, among the Company, First American National Bank, First Union National Bank, and NationsBank, N.A., SunTrust Bank, Nashville, N.A., AmSouth Bank, and NorWest Bank Arizona, N.A. (15)
10.48    Stock Option Agreement between the Company and Sam A. Brooks (16)*
10.49    Stock Option Agreement between the Company and Gary A. Brukardt (16)*
10.50    Stock Option Agreement between the Company and Raymond Hakim, M.D.
         (16)*
10.51    Stock Option Agreement between the Company and Ronald Hinds (16)*
10.52    Stock Option Agreement between the Company and Joseph C. Hutts (16)*
10.53    Stock Option Agreement between the Company and Harry R. Jacobson, M.D.
         (16)*
10.54    Stock Option Agreement between the Company and William Lapham (16)*
10.55    Stock Option Agreement between the Company and R. Dirk Allison*

21.1     List of subsidiaries of the Company
23.1     Consent of Ernst & Young LLP
24.1     Power of Attorney (contained on the signature page of this report)
27.1     Financial Data Schedule for the year ended December 31, 1999

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

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed December 16, 1997 (Commission File No. 0-27640).
(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed February 10, 1999 (Commission File No. 0-27640).
(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).
(14) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).
(15) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).
(16) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).


*  Management contract or executive compensation plan or arrangement.