Form 10-Q
period 2000-03-31
RENAL CARE GROUP INC
filed 2000-05-12
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                              OUTSTANDING AT MAY 8, 2000
                 -----                              --------------------------
     Common Stock, $.01 par value                           45,156,527

                             RENAL CARE GROUP, INC.

                                      INDEX

                                                                           PAGE NO.
                                                                           --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
              December 31, 1999 and March 31, 2000 (unaudited)...............  1

         Consolidated Income Statements - (unaudited)
               For the three months ended March 31, 1999 and 2000............  2

         Consolidated Statements of Cash Flows - (unaudited)
               For the three months ended March 31, 1999 and 2000............  3

         Notes to the Consolidated Financial Statements - (unaudited)........  4

Item 2.  Management's Discussion and Analysis of Financial Condition And
              Results of Operations..........................................  7

Risk Factors ................................................................  9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................   16

Note: Item 3 of Part I, and Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               DECEMBER 31,   MARCH 31,
                                                                   1999         2000
                                                                   ----         ----
                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................      $ 14,507      $ 21,292
   Accounts receivable, net ..............................        99,877       101,498
   Inventories ...........................................        12,044        10,556
   Prepaid expenses and other current assets .............        13,252        14,155
   Income taxes receivable ...............................         1,147            --
   Deferred income taxes .................................        19,172        19,172
                                                                --------      --------
Total current assets .....................................       159,999       166,673
Property, plant and equipment, net .......................       121,143       124,937
Goodwill and other intangibles, net ......................       196,532       194,309
Other assets .............................................         4,710         4,923
                                                                --------      --------
Total assets .............................................      $482,384      $490,842
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................      $ 21,460      $ 18,193
   Income taxes payable ..................................            --         5,666
   Current portion of long-term debt .....................           367           345
   Other current liabilities .............................        52,563        55,875
                                                                --------      --------
Total current liabilities ................................        74,390        80,079
Long-term debt, net of current portion ...................        76,102        60,076
Deferred income taxes ....................................        12,872        12,872
Minority interest ........................................         8,706         9,227
                                                                --------      --------
Total liabilities ........................................       172,070       162,254
                                                                --------      --------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued ............................            --            --
   Common stock, $.01 par value, 90,000 shares authorized,
      44,764 and 45,057 shares issued and outstanding at
      December 31, 1999 and March 31, 2000, respectively .           448           451
   Additional paid-in capital ............................       199,982       203,199
   Retained earnings .....................................       109,884       124,938
                                                                --------      --------
Total stockholders' equity ...............................       310,314       328,588
                                                                --------      --------
Total liabilities and stockholders' equity ...............      $482,384      $490,842
                                                                ========      ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1999          2000
                                                            ----          ----

Net revenue ........................................      $120,861      $144,297
Operating costs and expenses:
   Patient care costs ..............................        78,247        92,140
   General and administrative expenses .............        11,294        13,161
   Provision for doubtful accounts .................         3,201         3,949
   Depreciation and amortization ...................         6,163         7,404
   Merger expenses .................................         4,300            --
                                                          --------      --------
Total operating costs and expenses .................       103,205       116,654
                                                          --------      --------
Income from operations .............................        17,656        27,643
Interest expense, net ..............................         1,405         1,191
                                                          --------      --------
Income before minority interest and income taxes ...        16,251        26,452
Minority interest ..................................         1,500         2,169
                                                          --------      --------
Income before income taxes .........................        14,751        24,283
Provision for income taxes .........................         6,644         9,229
                                                          --------      --------
Net income .........................................      $  8,107      $ 15,054
                                                          ========      ========
Net income per share:
   Basic ...........................................      $   0.18      $   0.33
                                                          ========      ========
   Diluted .........................................      $   0.17      $   0.32
                                                          ========      ========
Weighted average shares outstanding:
   Basic ...........................................        44,193        44,987
                                                          ========      ========
   Diluted .........................................        46,400        46,900
                                                          ========      ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                        THREE MONTHS
                                                                           ENDED
                                                                          MARCH 31,
                                                                     1999           2000
                                                                     ----           ----
OPERATING ACTIVITIES
Net income .................................................      $  8,107       $ 15,054
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization ........................         6,163          7,404
      Distributions to minority shareholders ...............          (967)        (1,648)
      Income applicable to minority interest ...............         1,500          2,169
      Changes in operating assets and liabilities net of
          effects from acquisitions ........................       (10,252)         5,823
                                                                  --------       --------
         Net cash provided by operating activities .........         4,551         28,802

INVESTING ACTIVITIES
Purchases of property and equipment ........................       (12,704)        (8,172)
Cash paid for acquisitions, net of cash acquired ...........        (7,898)        (1,189)
Change in other assets .....................................           134            173
                                                                  --------       --------
         Net cash used in investing activities .............       (20,468)        (9,188)

FINANCING ACTIVITIES
Net borrowings under line of credit ........................        17,116             --
Payments on long-term debt .................................          (195)       (16,048)
Proceeds from exercise of stock options ....................         1,770          3,219
                                                                  --------       --------
         Net cash provided by (used in) financing
            activities .....................................        18,691        (12,829)
                                                                  --------       --------
Increase in cash and cash equivalents ......................         2,774          6,785
Cash and cash equivalents at beginning of period ...........        19,943         14,507
                                                                  --------       --------
Cash and cash equivalents at end of period .................      $ 22,717       $ 21,292
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest .............................................      $  1,175       $  1,411
                                                                  ========       ========
      Income taxes .........................................      $  2,069       $  2,416
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Issuance of common stock in acquisition .................      $  3,000       $     --
                                                                  ========       ========



           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of March 31, 2000, the Company provided dialysis and ancillary services to approximately 15,000 patients through 186 outpatient dialysis centers in 23 states. In addition to its outpatient dialysis center operations as of March 31, 2000, the Company provided acute dialysis services through contractual relationships with 104 hospitals. The Company also operates a business providing diabetic and wound care services.

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

         -    laboratory services; and

         -    wound care and diabetes services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided largely by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the three months ended March 31, 2000, approximately 58% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 2000, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% is scheduled to take effect in January 2001.

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

         For patients with private health insurance, dialysis is now reimbursed at rates higher than Medicare during the first 30 months of treatment, and after that time Medicare becomes the primary payor. Prior to August 5, 1997, the health insurance coordination period during which private insurance was required to pay for dialysis was the first 18 months of treatment, and after that period Medicare became the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company. In February 2000, this manufacturer announced a 3.9% increase in its price for EPO. Renal Care Group estimates that this price increase will reduce its earnings per share by up to $0.05 for the year ending December 31, 2000. The Company does not know the precise effect of the increase, since Renal Care Group's new contract with the manufacturer may allow it to mitigate the price increase to some extent.

INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on March 30, 2000.

NOTE 2 - SUBSEQUENT EVENT

         In April 2000, RCG completed a merger with Renal Disease Management by Physicians, Inc. ("RDM"), an operator of six dialysis facilities located in Northeast Ohio and Western Pennsylvania. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. RCG expects to issue approximately 430,000 shares of common stock in the merger. The RDM merger will be treated as a pooling-of-interests for accounting purposes and as such the Company's consolidated financial statements, presented in future reports, will be restated to include the accounts and results of operations of RDM.

         The following unaudited data reflect the results of operations as if the combination had been consummated as of the date of the consolidated financial statements. The unaudited data may not be representative of future results and do not reflect any changes in the operations of either the Company or RDM that may result from the combination of their operations:

                                                             THREE MONTHS
                                                                ENDED
                                                               MARCH 31,
                                                           1999         2000
                                                           ----         ----

         Pro forma net revenue                           $126,460     $149,478
                                                         ========     ========
         Pro forma net income                            $  8,173     $ 14,974
                                                         ========     ========

         Pro forma net income per share:

              Basic                                      $   0.18     $   0.33
                                                         ========     ========
              Diluted                                    $   0.17     $   0.32
                                                         ========     ========

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                           1999         2000
                                                           ----         ----
         Numerator:
            Numerator for basic and diluted
               income per share                          $ 8,107      $15,054
         Denominator:
            Denominator for basic net income per
               share - weighted-average shares            44,193       44,987
            Effect of dilutive securities:
               Stock Options                               1,678        1,511
               Warrants                                      529          402
                                                         -------      -------
            Denominator for diluted net income per
               share-adjusted weighted-average
               shares and assumed conversions             46,400       46,900
                                                         =======      =======
         Net income per share:
            Basic                                        $  0.18      $  0.33
                                                         =======      =======
            Diluted                                      $  0.17      $  0.32
                                                         =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Net Revenue. Net revenue increased from $120.9 million for the three months ended March 31, 1999 to $144.3 million for the three months ended March 31, 2000, an increase of $23.4 million, or 19.4%. This increase resulted primarily from a 13.6% increase in the number of treatments from 500,177 in the 1999 period to 568,081 in the 2000 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and an 8.4% increase in same-center treatments for the 2000 period over the 1999 period. In addition, average net revenue per dialysis treatment increased 5.1% from $234 in the 1999 period to $246 in the 2000 period. The increase in revenue per treatment was due to the 1.2% increase in the Medicare composite rate, increases in the Company's prices to private payors, an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services. The remainder of the revenue increase was a result of wound care and diabetes revenues and higher management fees related to hospital-based and medical university dialysis programs.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $78.2 million for the three months ended March 31, 1999 to $92.1 million for the three months ended March 31, 2000, an increase of $13.9 million, or 17.8%. This increase was principally due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 64.7% in the 1999 period to 63.9% in the 2000 period. Patient care costs per treatment increased 3.8% from $156 in the 1999 period to $162 in the 2000 period. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $11.3 million for the three months ended March 31, 1999 to $13.2 million for the three months ended March 31, 2000, an increase of $1.9 million, or 16.8%. General and administrative expenses as a percentage of revenue decreased from 9.3% in the 1999 period to 9.1% in the 2000 period, primarily as the result of spreading such costs over an increased base of net revenue.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $3.2 million for the three months ended March 31, 1999 to $3.9 million for the three months ended March 31, 2000. The provision for doubtful accounts as a percentage of net revenue remained relatively consistent at 2.6% in the 1999 period compared to 2.7% in the 2000 period.

         Depreciation and Amortization. Depreciation and amortization increased from $6.2 million for the three months ended March 31, 1999 to $7.4 million for the three months ended March 31, 2000, an increase of $1.2 million, or 19.4%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Income from Operations. Income from operations increased from $17.7 million for the three months ended March 31, 1999 to $27.6 million for the three months ended March 31, 2000, an increase of $9.9 million, or 55.9%. Income from operations as a percentage of net revenue increased from 14.6% in the 1999 period to 19.2% in the 2000 period as a result of the factors discussed above.

         Interest Expense. Interest expense decreased from $1.4 million for the three months ended March 31, 1999 to $1.2 million for the three months ended March 31, 2000, a decrease of $200,000 or 14.3%. The decrease was the result of lower average borrowings partially offset by slightly higher effective borrowing rates during the 2000 period.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned, whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue increased to 1.5% in 2000 from 1.2% in 1999. This increase was the result of continued operational improvements in Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $6.6 million for the three months ended March 31, 1999 to $9.2 million for the three months ended March 31, 2000, an increase of $2.6 million or 39.4%. The increase is a result of pre-tax earnings increasing to $24.3 million representing a 64.6% increase over the 1999 period.

         Net Income. Net income increased from $8.1 million for the three months ended March 31, 1999 to $15.1 million for the three months ended March 31, 2000, an increase of $7.0 million or 86.4%. The increase is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing centers, and to finance working capital needs. At March 31, 2000, the Company's working capital was $86.6 million, cash and cash equivalents were $21.3 million, and the Company's current ratio was approximately 2.1 to 1.

         Net cash provided by operating activities was $28.8 million for the three months ended March 31, 2000. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $9.2 million for the three months ended March 31, 2000. Cash used in investing activities consisted primarily of $1.2 million of cash paid for acquisitions and $8.2 million of purchases of property and equipment. Cash used in financing activities was $12.8 million for the three months ended March 31, 2000. Cash used in financing activities primarily reflects $16.0 million in repayments under Renal Care Group's long-term debt partially offset by $3.2 million in proceeds from stock option exercises.

         In 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. This agreement provides for a credit facility of $185.0 million. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5.0 million in swing line loans.

         Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group has obtained total lender commitments of $185.0 million through August 2000. Lender commitments are then reduced to $157.3 million through August 2001, $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of March 31, 2000, there was $58.0 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

         A significant component of Renal Care Group's growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management of Renal Care Group believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet Renal Care Group's acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

         Capital expenditures of approximately $30.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2000. The Company has made capital expenditures of $8.2 million through March 31, 2000. The Company expects that remaining capital expenditures in 2000 will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE.

         Renal Care Group has grown significantly by acquisitions of other dialysis providers since its formation in February 1996. We have completed some of our acquisitions as recently as April 2000, and we intend to acquire more dialysis businesses in the future. After an acquisition, we face the challenge of integrating the acquired company's management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE.

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 59% of our net revenue for 1998, 57% of our net revenue for 1999 and 53% of our net revenue for the three months ended March 31, 2000 consisted of reimbursements from Medicare, including revenue from the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 1998, 4% of our net revenue for 1999, and 5% of our net revenue for the three months ended March 31, 2000, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could cause our revenue and earnings to decline:

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

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE.

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 23% of net revenue for 1998 and 26% of net revenue for both the year 1999 and the three months ended March 31, 2000. Most of our payments for EPO come from government programs. President Clinton included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2001 budget, which would represent a 10% reduction from the current government reimbursement rate. For the quarter ended March 31, 2000, government reimbursement represented approximately 58% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IF EPO BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE.

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products available in the United States. Amgen announced a 3.9% increase in the price of EPO in February 2000, its first price increase since before Renal Care Group was formed. If Amgen imposes additional price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings may decline.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE.

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 36% of our net revenue for 1998, 39% of our net revenue for 1999, and 42% of our net revenue for the three months ended March 31, 2000, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $194.3 million of goodwill and other intangibles, net, as of March 31, 2000. The SEC and accounting policymakers have announced that they are considering policy and rule changes that would likely eliminate the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policymakers have announced that they may reduce the allowable life over which companies may amortize goodwill, which would result in increased amortization expense in each year. Interest expense on additional debt and amortization expense from acquisitions may significantly reduce our profitability.

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

         -    facility licensure;

         -    health and safety requirements;

         -    environmental compliance; and

         -    medical and toxic waste disposal.

         Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our arrangements with medical directors, physician stockholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW.

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, with trades ranging from a low of $16.375 per share to a high of $27.875 per share during the three months ended March 31, 2000. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors, our suppliers or the health care market;

         -    changes in government regulations; and

         -    changes in earnings estimates by analysts.

         Furthermore, stock prices for many companies fluctuate widely for reasons that may not be related to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.

FORWARD LOOKING STATEMENTS

         Some of the information in this quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

         -    the statements discuss our future expectations;

         - the statements contain projections of our future earnings or of our financial condition; and

         -    the statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this quarterly report on Form 10-Q and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      27.1 Financial Data Schedule for the three months ended March 31, 2000 (filed via Edgar on May 12, 2000)

(b)   Reports on Form 8-K

      None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      RENAL CARE GROUP, INC. (Registrant)

May 12, 2000                          BY: /s/ R. DIRK ALLISON
                                          --------------------------------------
                                          R. Dirk Allison
                                          Executive Vice President,
                                          Chief Financial Officer, and Principal
                                          Financial Officer and Principal
                                          Accounting Officer

                             RENAL CARE GROUP, INC.

                                  EXHIBIT INDEX


      NUMBER AND
DESCRIPTION OF EXHIBIT
----------------------

        27.1            Financial Data Schedule for the three months ended March
                        31, 2000 (filed via Edgar on May 12, 2000)