Form 10-Q
period 2000-06-30
RENAL CARE GROUP INC
filed 2000-08-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                               YES [X]    NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                        CLASS                   OUTSTANDING AT AUGUST 10, 2000
                        -----                   ------------------------------
             Common Stock, $.01 par value                 46,003,735

                             RENAL CARE GROUP, INC.

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets - (unaudited)
                   December 31, 1999 and June 30, 2000.....................................    1

              Consolidated Income Statements - (unaudited)
                    For the three months and six months ended June 30, 1999 and 2000.......    2

              Consolidated Statements of Cash Flows - (unaudited)
                    For the six months ended June 30, 1999 and 2000........................    3

              Notes to Consolidated Financial Statements - (unaudited).....................    4

Item 2.       Management's Discussion and Analysis of Financial Condition And
                   Results of Operations...................................................    7

Risk Factors ..............................................................................   11


PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders..........................   18
Item 5.       Other Information ...........................................................   18
Item 6.       Exhibits and Reports on Form 8-K.............................................   18

Note: Item 3 of Part I, and Items 1, 2, and 3 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                                  ----           ----
ASSETS
Current assets:
   Cash and cash equivalents .............................      $ 15,608      $ 23,035
   Accounts receivable, net ..............................       103,230       115,230
   Inventories ...........................................        12,654        11,961
   Prepaid expenses and other current assets .............        13,927        17,837
   Income taxes receivable ...............................         1,592         2,210
   Deferred income taxes .................................        19,172        23,405
                                                                --------      --------
Total current assets .....................................       166,183       193,678
Property, plant and equipment, net .......................       123,963       130,913
Goodwill and other intangibles, net ......................       207,374       202,287
Other assets .............................................         6,817         8,454
                                                                --------      --------
Total assets .............................................      $504,337      $535,332
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................      $ 22,451      $ 18,761
   Current portion of long-term debt .....................         9,659           379
    Other current liabilities ............................        58,700        64,541
                                                                --------      --------
Total current liabilities ................................        90,810        83,681
Long-term debt, net of current portion ...................        79,690        74,481
Deferred income taxes ....................................        12,872        14,098
Minority interest ........................................         8,706        10,376
                                                                --------      --------
Total liabilities ........................................       192,078       182,636
                                                                --------      --------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued ............................            --            --
   Common stock, $.01 par value, 90,000 shares authorized,
      45,320 and 46,205 shares issued and outstanding at
      December 31, 1999 and June 30, 2000, respectively ..           453           462
   Additional paid-in capital ............................       204,352       217,983
   Retained earnings .....................................       107,454       134,251
                                                                --------      --------
Total stockholders' equity ...............................       312,259       352,696
                                                                --------      --------
Total liabilities and stockholders' equity ...............      $504,337      $535,332
                                                                ========      ========

           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                       1999         2000        1999          2000
                                                       ----         ----        ----          ----
Net revenue ....................................     $134,013     $154,152     $260,541     $303,809
Operating costs and expenses:
   Patient care costs ..........................       87,069       99,415      169,150      194,854
   General and administrative expenses .........       12,478       13,950       24,609       28,695
   Provision for doubtful accounts .............        3,624        4,156        6,924        8,253
   Depreciation and amortization ...............        6,781        7,808       13,156       15,580
   Merger expenses .............................           --        3,766        4,300        3,766
                                                     --------     --------     --------     --------
Total operating costs and expenses .............      109,952      129,095      218,139      251,148
                                                     --------     --------     --------     --------
Income from operations .........................       24,061       25,057       42,402       52,661
Interest expense, net ..........................        1,545        1,366        3,207        2,862
                                                     --------     --------     --------     --------
Income before minority interest and income taxes       22,516       23,691       39,195       49,799
Minority interest ..............................        1,744        2,258        3,244        4,427
                                                     --------     --------     --------     --------
Income before income taxes .....................       20,772       21,433       35,951       45,372
Provision for income taxes .....................        7,792        9,484       14,603       18,575
                                                     --------     --------     --------     --------
Net income .....................................     $ 12,980     $ 11,949     $ 21,348     $ 26,797
                                                     ========     ========     ========     ========
Net income per share:
   Basic .......................................     $   0.29     $   0.26     $   0.48     $   0.59
                                                     ========     ========     ========     ========
   Diluted .....................................     $   0.28     $   0.25     $   0.45     $   0.56
                                                     ========     ========     ========     ========
Weighted average shares outstanding:
   Basic .......................................       44,980       45,817       44,797       45,652
                                                     ========     ========     ========     ========
   Diluted .....................................       47,100       47,800       46,960       47,600
                                                     ========     ========     ========     ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                         1999          2000
                                                                                         ----          ----
OPERATING ACTIVITIES
Net income .......................................................................     $ 21,348      $ 26,797
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization ..............................................       13,156        15,580
      Distributions to minority shareholders .....................................       (4,270)       (2,757)
      Income applicable to minority interest .....................................        3,244         4,427
      Deferred income taxes ......................................................          851        (3,007)
      Changes in operating assets and liabilities net of effects from acquisitions       (8,191)      (13,684)
                                                                                       --------      --------
         Net cash provided by operating activities ...............................       26,138        27,356

INVESTING ACTIVITIES
Purchases of property and equipment ..............................................      (25,175)      (17,364)
Cash paid for acquisitions, net of cash acquired .................................      (10,198)       (1,189)
Change in other assets ...........................................................        1,381          (527)
                                                                                       --------      --------
         Net cash used in investing activities ...................................      (33,992)      (19,080)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit .................................        4,985       (14,489)
Proceeds from exercise of stock options ..........................................        5,291        13,640
                                                                                       --------      --------
         Net cash provided by (used in) financing activities .....................       10,276          (849)
                                                                                       --------      --------
Increase in cash and cash equivalents ............................................        2,422         7,427
Cash and cash equivalents at beginning of period .................................       21,086        15,608
                                                                                       --------      --------
Cash and cash equivalents at end of period .......................................     $ 23,508      $ 23,035
                                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ...................................................................     $  2,764      $  2,818
                                                                                       ========      ========
      Income taxes ...............................................................     $ 17,694      $ 19,293
                                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Issuance of common stock in acquisition .......................................     $  2,000      $     --
                                                                                       ========      ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2000
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of June 30, 2000, the Company provided dialysis and ancillary services to approximately 15,900 patients through 193 outpatient dialysis centers in 23 states. In addition to its outpatient dialysis center operations as of June 30, 2000, the Company provided acute dialysis services through contractual relationships with 108 hospitals. The Company also operates a business providing diabetic and wound care services.

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

         -    laboratory services; and

         -    wound care and diabetes services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided largely by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the six months ended June 30, 2000, approximately 58% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 2000, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% was approved by Congress in 1999 and is scheduled to take effect in January 2001.

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

         For patients with private health insurance, dialysis is reimbursed at rates higher than Medicare during the first 30 months of treatment, and after that time Medicare becomes the primary payor. Prior to August 5, 1997, the health insurance coordination period during which private insurance was required to pay for dialysis was the first 18 months of treatment, and after that period Medicare became the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company. In February 2000, this manufacturer announced a 3.9% increase in its price for EPO. Renal Care Group estimates that this price increase will reduce its earnings per share by up to $0.05 for the year ending December 31, 2000. The Company does not know the precise effect of the increase, since Renal Care Group's contract with the manufacturer may allow it to mitigate the price increase to some extent.

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

NOTE 2 - SIGNIFICANT EVENTS

         In April 2000, RCG completed a merger with Renal Disease Management by Physicians, Inc. ("RDM"), an operator of six dialysis facilities located in Northeast Ohio and Western Pennsylvania. The facilities also provide acute, in-patient dialysis treatment services to six area hospitals. Renal Care Group issued approximately 556,000 shares of common stock in the merger. The RDM merger was accounted for as a pooling-of-interests, and as such, the Company's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein give retroactive effect to the RDM merger for all periods presented. The results of operations for the separate companies and the combined results presented in the consolidated financial statements for the prior periods are as follows:

                                                THREE MONTHS    SIX MONTHS ENDED
                                               ENDED JUNE 30,     ENDED JUNE 30,
                                                   1999               1999
                                                   -----              ----
                    Net revenue:
                         RCG                      $128,496          $249,357
                         RDM                         5,517            11,184
                                                  --------          --------
                                                  $134,013          $260,541
                                                  ========          ========
                    Net income:
                         RCG                      $ 12,896          $ 21,003
                         RDM                            84               345
                                                  --------          --------
                                                  $ 12,980          $ 21,348
                                                  ========          ========

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                               1999         2000         1999         2000
                                                               ----         ----         ----         ----
      Numerator:
      Numerator for basic and diluted income per share        $12,980      $11,949      $21,348      $26,797
      Denominator:
         Denominator for basic net income per share -
            weighted-average shares                            44,980       45,817       44,797       45,652
         Effect of dilutive securities:
            Stock Options                                       1,604        1,578        1,641        1,545
            Warrants                                              516          405          522          403
                                                              -------      -------      -------      -------
         Denominator for diluted net income per share -
            adjusted weighted-average shares and assumed
            conversions                                        47,100       47,800       46,960       47,600
                                                              =======      =======      =======      =======
      Net income per share:
         Basic                                                $  0.29      $  0.26      $  0.48      $  0.59
                                                              =======      =======      =======      =======
         Diluted                                              $  0.28      $  0.25      $  0.45      $  0.56
                                                              =======      =======      =======      =======

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

         Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" was issued by the Financial Accounting Standards Board in March 2000. This Interpretation is effective July 1, 2000, and covers specific events that occur after either December 15, 1998 or January 12, 2000. The Interpretation addresses and further clarifies certain aspects of APB 25 such as: the definition of an employee, criteria for determining whether a plan qualifies as noncompensatory, the accounting consequences of various modifications to the terms of previously granted stock options, or awards, and the accounting for an exchange of stock compensation awards in a business combination. Renal Care Group, Inc. is currently assessing the impact, if any, of this Interpretation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net Revenue. Net revenue increased from $134.0 million for the three months ended June 30, 1999 to $154.2 million for the three months ended June 30, 2000, an increase of $20.2 million, or 15.1%. This increase resulted primarily from an 8.9% increase in the number of treatments from 550,168 performed in the 1999 period to 599,253 performed in the 2000 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 7.3% increase in same-center treatments for the 2000 period over the 1999 period. In addition, average net revenue per dialysis treatment increased 5.5% from $236 in the 1999 period to $249 in the 2000 period. The increase in revenue per treatment was due to the 1.2% increase in the Medicare composite rate, increases in the Company's prices to private payors, an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $87.1 million for the three months ended June 30, 1999 to $99.4 million for the three months ended June 30, 2000, an increase of $12.3 million, or 14.1%. This increase was principally due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies, as well as to the increase in the price of EPO and wage inflation. Patient care costs as a percentage of net revenue decreased from 65.0% in the 1999 period to 64.5% in the 2000 period. Patient care costs per treatment increased 5.1% from $158 in the 1999 period to $166 in the 2000 period. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $12.5 million for the three months ended June 30, 1999 to $14.0 million for the three months ended June 30, 2000, an increase of $1.5 million, or 12.0%. General and administrative expenses as a percentage of revenue decreased from 9.3% in the 1999 period to 9.0% in the 2000 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $3.6 million for the three months ended June 30, 1999 to $4.2 million for the three months ended June 30, 2000. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in the 1999 and 2000 periods.

         Depreciation and Amortization. Depreciation and amortization increased from $6.8 million for the three months ended June 30, 1999 to $7.8 million for the three months ended June 30, 2000, an increase of $1.0 million, or 14.7%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $3.8 million for the three months ended June 30, 2000 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with RDM.

         Income from Operations. Income from operations increased from $24.1 million for the three months ended June 30, 1999 to $25.1 million for the three months ended June 30, 2000, an increase of $1.0 million, or 4.1%. Income from operations as a percentage of net revenue decreased from 18.0% in the 1999 period to 16.3% in the 2000 period as a result of the factors discussed above.

         Interest Expense. Interest expense decreased from $1.5 million for the three months ended June 30, 1999 to $1.4 million for the three months ended June 30, 2000, a decrease of $100,000 or 6.7%. The decrease was the result of lower average borrowings partially offset by slightly higher effective borrowing rates during the 2000 period.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned, whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue increased to 1.5% in 2000 from 1.3% in 1999. This increase was the result of continued operational improvements in Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $7.8 million for the three months ended June 30, 1999 to $9.5 million for the three months ended June 30, 2000, an increase of $1.7 million or 21.8%. In addition, the effective tax rate of the Company increased from 37.5% for the three months ended June 30, 1999 to 44.2% for the three months ended June 30, 2000. These increases are the result of pre-tax earnings increasing to $21.4 million representing a 3.2% increase over the 1999 period and the incurrence of non-deductible merger costs during the three months ended June 30, 2000.

         Net Income. Net income decreased from $13.0 million for the three months ended June 30, 1999 to $11.9 million for the three months ended June 30, 2000, a decrease of $1.1 million or 8.5%. The decrease is a result of the items discussed above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Net revenue. Net revenue increased from $260.5 million for the six months ended June 30, 1999 to $303.8 million for the six months ended June 30, 2000, an increase of $43.3 million, or 16.6%. This increase resulted primarily from a 10.8% increase in the number of treatments from 1,072,815 performed in the 1999 period to 1,188,549 performed in the 2000 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 7.8% increase in same-center treatments for the 2000 period over the 1999 period. In addition, average net revenue per dialysis treatment increased 5.5% from $235 in the 1999 period to $248 in the 2000 period. The increase in revenue per treatment was due to an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs increased from $169.2 million for the six months ended June 30, 1999 to $194.9 million for the six months ended June 30, 2000, an increase of $25.7 million, or 15.2%. This increase was principally due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies, as well as to the increase in the price of EPO and wage inflation. Patient care costs as a percentage of net revenue decreased from 64.9% in the 1999 period to 64.1% in the 2000 period. Patient care costs per treatment increased 3.8% from $158 in the 1999 period to $164 in the 2000 period. This increase is due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $24.6 million for the six months ended June 30, 1999 to $28.7 million for the six months ended June 30, 2000, an increase of $4.1 million, or 16.7%. General and administrative expenses as a percentage of net revenue remained consistent at 9.4% for the 1999 and 2000 periods.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $6.9 million for the six months ended June 30, 1999 to $8.3 million for the six months ended June 30, 2000, an increase of $1.4 million, or 20.3%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% for the 1999 and 2000 periods.

         Depreciation and Amortization. Depreciation and amortization increased from $13.2 million for the six months ended June 30, 1999 to $15.6 million for the six months ended June 30, 2000, an increase of $2.4 million, or 18.2%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with the acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $3.8 million for the six months ended June 30, 2000 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with RDM.

         Income from Operations. Income from operations increased from $42.4 million for the six months ended June 30, 1999 to $52.7 million for the six months ended June 30, 2000, an increase of $10.3 million, or 24.3%. Income from operations as a percentage of net revenue increased from 16.3% in the 1999 period to 17.3% in the 2000 period as a result of the factors discussed above.

         Interest Expense, Net. Interest expense decreased from $3.2 million for the six months ended June 30, 1999 to $2.9 million for the six months ended June 30, 2000. This decrease was the result of both lower average borrowings and lower effective interest rates during the 2000 period. The lower effective interest rates resulted from replacing debt assumed in the DCA transaction with proceeds for Renal Care Group's credit facility.

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

         Income Tax Expense. Income tax expense increased from $14.6 million for the six months ended June 30, 1999 to $18.6 million for the six months ended June 30, 2000, an increase of $4.0 million or 27.4%. The increase is a result of pre-tax earnings increasing $9.4 million representing an increase of 26.2% over the 1999 period.

         Net Income. Net income increased from $21.3 million for the six months ended June 30, 1999 to $26.8 million for the six months ended June 30, 2000, an increase of $5.4 million or 25.4%. The increase is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing centers, and to finance working capital needs. At June 30, 2000, the Company's working capital was $110.0 million, cash and cash equivalents were $23.0 million, and the Company's current ratio was approximately 2.3 to 1.0.

         Net cash provided by operating activities was $27.4 million for the six months ended June 30, 2000. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $19.1 million for the six months ended June 30, 2000. Cash used in investing activities consisted primarily of $1.2 million of cash paid for acquisitions and $17.4 million of purchases of property and equipment. Cash used in financing activities was $849,000 for the six months ended June 30, 2000. Cash used in financing activities primarily reflects $14.5 million in repayments under Renal Care Group's long-term debt partially offset by $13.6 million in proceeds from stock option exercises.

         In 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. This agreement provided a credit facility of $185.0 million which, in accordance with the agreement, was reduced to $157.3 million on August 4, 2000. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5.0 million in swing line loans.

         Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The $157.3 million is available through August 2001. Lender commitments are then reduced to $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of June 30, 2000, there was $72.5 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

         Capital expenditures of approximately $30.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2000. The Company has made capital expenditures of $17.4 million through June 30, 2000. The Company expects that remaining capital expenditures in 2000 will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

IMPACT OF INFLATION

         A substantial portion of Renal Care Group's net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. Renal Care Group is unable to increase the amount it receives for services provided by its dialysis business that are reimbursed under the Medicare composite rate. In addition, in response to rising costs, managed care organizations may seek to reduce amounts paid for dialysis services, and businesses and patients may shift from traditional private insurance to managed care arrangements. Increased operating costs due to inflation, such as labor and supply costs, without corresponding increases in reimbursement rates, may adversely affect Renal Care Group's results of operations, financial condition and business.

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

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE.

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 59% of our net revenue for 1998, 57% of our net revenue for 1999 and 52% of our net revenue for the six months ended June 30, 2000 consisted of reimbursements from Medicare, including revenue from the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 1998, 4% of our net revenue for 1999, and 6% of our net revenue for the six months ended June 30, 2000, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with these programs could cause our revenue and earnings to decline:

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

         Specifically, Congress and HCFA have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. HCFA has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE.

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 23% of net revenue for 1998, 26% of the net revenue for 1999 and for the six months ended June 30, 2000. Most of our payments for EPO come from government programs. President Clinton included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2001 budget, which would represent a 10% reduction from the current government reimbursement rate. For the six months ended June 30, 2000, government reimbursement represented approximately 58% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings.

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

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE.

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 36% of our net revenue for 1998, 39% of our net revenue for 1999, and 42% of our net revenue for the six months ended June 30, 2000, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. In general, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $202.3 million of goodwill and other intangibles, net, as of June 30, 2000. The SEC and accounting policymakers have announced that they are considering policy and rule changes that would likely eliminate the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policymakers have announced that they may reduce the allowable life over which companies may amortize goodwill, which would result in increased amortization expense in each year. Interest expense on additional debt and amortization expense from acquisitions may significantly reduce our profitability.

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

OUR STOCK PRICE IS VOLATILE AND THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, with trades ranging from a low of $19.75 per share to a high of $25.375 per share during the three months ended June 30, 2000. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this quarterly report on Form 10-Q and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 7, 2000, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes and with the following results:

1. To elect Sam A. Brooks, Stephen D. McMurray, M.D. and William V. Lapham as Class I Directors, each to serve for a term of three (3) years and until his successor is elected:

                                                          FOR             ABSTAIN
                                                          ---             -------
         Election of Sam A. Brooks                     27,456,580        2,433,108

         Election of Stephen D. McMurray, M.D.         29,393,939          495,744

         Election of William W. Lapham                 29,393,939          495,744

2. To approve an amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the "Long-Term Incentive Plan") to increase the number of shares available for issuance thereunder:

            FOR                         AGAINST                      ABSTAIN
            ---                         -------                      -------
         21,890,936                    7,970,366                      28,378

ITEM 5. OTHER INFORMATION

STOCKHOLDER PROPOSALS

         The proxy statement solicited by management of the Company with respect to the 2001 Annual Meeting of Stockholders will confer discretionary authority to vote on proposals of stockholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company not later than December 29, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1 Financial Data Schedule for the six months ended June 30, 2000 (filed via Edgar on August 14, 2000)

         27.2 Restated Financial Data Schedule for the six months ended June 30, 1999 (filed via Edgar on August 14, 2000)

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RENAL CARE GROUP, INC.  (Registrant)


August 14, 2000                    BY: /s/ R. DIRK ALLISON
                                       ----------------------------------------
                                        R. Dirk Allison
                                        Executive Vice President,
                                        Chief Financial Officer, and Principal
                                        Financial Officer and Principal
                                        Accounting Officer

                             RENAL CARE GROUP, INC.

                                  EXHIBIT INDEX

      NUMBER AND
DESCRIPTION OF EXHIBIT
----------------------
         27.1             Financial Data Schedule for the six months ended June 30, 2000
                          (filed via Edgar on August 14, 2000)

         27.2             Restated Financial Data Schedule for the six months ended
                          June 30, 1999 (filed via Edgar on August 14, 2000)