Form 10-Q
period 2000-09-30
RENAL CARE GROUP INC
filed 2000-11-14
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES [X]  NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                     OUTSTANDING AT NOVEMBER 10, 2000
                 -----                     --------------------------------
     Common Stock, $.01 par value                     46,437,126

                             RENAL CARE GROUP, INC.

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                      December 31, 1999 and September 30, 2000 - (unaudited)......................................    1

                 Consolidated Income Statements - (unaudited)
                       For the three months and nine months ended September 30, 1999 and 2000.....................    2

                 Consolidated Statements of Cash Flows - (unaudited)
                       For the nine months ended September 30, 1999 and 2000......................................    3

                 Notes to the Consolidated Financial Statements - (unaudited).....................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition And
                      Results of Operations.......................................................................    8

Risk Factors......................................................................................................   13

PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.................................................................   20

Note: Item 3 of Part I, and Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           DECEMBER 31,   SEPTEMBER 30,
                                                                              1999            2000
                                                                           ------------   -------------
                                                                                           (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .........................................      $   15,608      $   33,534
   Accounts receivable, net ..........................................         103,230         111,759
   Inventories .......................................................          12,654          11,068
   Prepaid expenses and other current assets .........................          13,927          18,963
   Income taxes receivable ...........................................           1,511              --
   Deferred income taxes .............................................          17,531          25,505
                                                                            ----------      ----------
Total current assets .................................................         164,461         200,829
Property, plant and equipment, net ...................................         123,963         128,917
Goodwill and other intangibles, net ..................................         207,374         200,198
Other assets .........................................................           5,528           5,745
                                                                            ----------      ----------
Total assets .........................................................      $  501,326      $  535,689
                                                                            ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................      $   22,451      $   20,962
   Income taxes payable ..............................................              --           1,325
   Current portion of long-term debt .................................           9,659             414
   Other current liabilities .........................................          58,700          68,902
                                                                            ----------      ----------
Total current liabilities ............................................          90,810          91,603
Long-term debt, net of current portion ...............................          79,690          51,650
Deferred income taxes ................................................           9,861          14,698
Minority interest ....................................................           8,706          11,656
                                                                            ----------      ----------
Total liabilities ....................................................         189,067         169,607
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued ........................................              --              --
   Common stock, $.01 par value, 90,000 shares authorized,
      45,320 and 46,426 shares issued and outstanding at
      December 31, 1999 and September 30, 2000, respectively .........             453             464
Additional paid-in capital ...........................................         204,352         221,567
   Retained earnings .................................................         107,454         144,051
                                                                            ----------      ----------
Total stockholders' equity ...........................................         312,259         366,082
                                                                            ----------      ----------
Total liabilities and stockholders' equity ...........................      $  501,326      $  535,689
                                                                            ==========      ==========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                          -----------------------   -----------------------
                                                             1999         2000        1999         2000
                                                          ----------   ----------   ----------   ----------

Net revenue ...........................................   $  138,780   $  156,505   $  399,321   $  460,314
Operating costs and expenses:
   Patient care costs .................................       89,611      101,068      258,761      295,922
   General and administrative expenses ................       13,064       13,984       37,673       42,679
   Provision for doubtful accounts ....................        3,774        4,259       10,698       12,512
   Depreciation and amortization ......................        7,201        8,154       20,357       23,734
    Restructuring charge ..............................           --        9,235           --        9,235
   Merger expenses ....................................           --           --        4,300        3,766
                                                          ----------   ----------   ----------   ----------
Total operating costs and expenses ....................      113,650      136,700      331,789      387,848
                                                          ----------   ----------   ----------   ----------
Income from operations ................................       25,130       19,805       67,532       72,466
Interest expense, net .................................        1,573        1,126        4,780        3,988
                                                          ----------   ----------   ----------   ----------
Income before minority interest and income taxes ......       23,557       18,679       62,752       68,478
Minority interest .....................................        2,350        2,428        5,594        6,855
                                                          ----------   ----------   ----------   ----------
Income before income taxes ............................       21,207       16,251       57,158       61,623
Provision for income taxes ............................        7,953        6,449       22,556       25,026
                                                          ----------   ----------   ----------   ----------
Net income ............................................   $   13,254   $    9,802   $   34,602   $   36,597
                                                          ==========   ==========   ==========   ==========
Net income per share:
   Basic ..............................................   $     0.29   $     0.21   $     0.77   $     0.80
                                                          ==========   ==========   ==========   ==========
   Diluted ............................................   $     0.28   $     0.20   $     0.73   $     0.77
                                                          ==========   ==========   ==========   ==========
Weighted average shares outstanding:
   Basic ..............................................       45,070       46,470       44,910       45,760
                                                          ==========   ==========   ==========   ==========
   Diluted ............................................       47,000       48,100       47,100       47,600
                                                          ==========   ==========   ==========   ==========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              1999             2000
                                                                                           ----------       ----------
OPERATING ACTIVITIES
Net income ..........................................................................      $   34,602       $   36,597
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization .................................................          20,357           23,734
      Distributions to minority shareholders ........................................          (4,657)          (3,905)
      Income applicable to minority interest ........................................           5,594            6,855
      Deferred income taxes .........................................................            (122)          (3,137)
      Loss from restructuring .......................................................              --            9,235
      Changes in operating assets and liabilities net of effects from acquisitions ..          (4,847)          (3,592)
                                                                                           ----------       ----------
         Net cash provided by operating activities ..................................          50,927           65,787
INVESTING ACTIVITIES
Purchases of property and equipment .................................................         (36,088)         (23,747)
Cash paid for acquisitions, net of cash acquired ....................................         (10,502)          (1,189)
Change in other assets ..............................................................           5,595           (2,866)
                                                                                           ----------       ----------
         Net cash used in investing activities ......................................         (40,995)         (27,802)
FINANCING ACTIVITIES
Net repayments under line of credit .................................................          (7,312)         (37,285)
Proceeds from exercise of stock options .............................................           4,496           17,226
                                                                                           ----------       ----------
         Net cash used in financing activities ......................................          (2,816)         (20,059)
                                                                                           ----------       ----------
Increase in cash and cash equivalents ...............................................           7,116           17,926
Cash and cash equivalents, at beginning of period ...................................          21,086           15,608
                                                                                           ----------       ----------
Cash and cash equivalents, at end of period .........................................      $   28,202       $   33,534
                                                                                           ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ......................................................................      $    4,948       $    4,285
                                                                                           ==========       ==========
      Income taxes ..................................................................      $   22,426       $   22,190
                                                                                           ==========       ==========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Issuance of common stock in acquisition ..........................................      $    2,000       $       --
                                                                                           ==========       ==========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of September 30, 2000, the Company provided dialysis and ancillary services to approximately 15,900 patients through 194 outpatient dialysis centers in 23 states. In addition to its outpatient dialysis center operations as of September 30, 2000, the Company provided acute dialysis services through contractual relationships with 108 hospitals.

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

         - management contracts with hospital-based and medical university dialysis programs; and

         -        laboratory services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the nine months ended September 30, 2000, approximately 58% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 2000, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% was approved by Congress in 1999 and is scheduled to take effect in January 2001.

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

INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on March 30, 2000, and the supplemental consolidated financial statements and the related notes thereto included in the Company's Form 8-K, as filed with the Securities and Exchange Commission on October 10, 2000.

NOTE 2 - SIGNIFICANT EVENTS (in thousands, except per share data)

RDM MERGER

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

                                            THREE MONTHS       NINE MONTHS ENDED
                                         ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                                1999                 1999
                                         -------------------   -----------------
         Net revenue:
              RCG                            $  133,484            $  382,841
              RDM                                 5,296                16,480
                                             ----------            ----------
                                             $  138,780            $  399,321
                                             ==========            ==========
         Net income (loss):
              RCG                            $   13,271            $   34,274
              RDM                                   (17)                  328
                                             ----------            ----------
                                             $   13,254            $   34,602
                                             ==========            ==========


RESTRUCTURING CHARGE

         For the quarter ended September 30, 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of plans to exit its wound care business. The charge consisted of early contract termination costs of $1,577, goodwill and property and equipment impairment charges of $5,973 and severance and other administrative charges of $1,685.

NOTE 3 - EARNINGS PER SHARE (in thousands, except per share data)

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.


                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           1999           2000           1999           2000
                                                                         ---------      ---------      ---------      ---------
         Numerator:
            Numerator for basic and diluted net income per share         $  13,254      $   9,802      $  34,602      $  36,597
         Denominator:
            Denominator for basic net income per share -
               weighted-average shares                                      45,070         46,470         44,910         45,760
            Effect of dilutive securities:
               Stock Options                                                 1,511          1,232          1,702          1,438
               Warrants                                                        419            398            488            402
                                                                         ---------      ---------      ---------      ---------
            Denominator for diluted net income per share -
               adjusted weighted-average shares and assumed
               conversions                                                  47,000         48,100         47,100         47,600
                                                                         =========      =========      =========      =========
         Net income per share:
            Basic                                                        $    0.29      $    0.21      $    0.77      $    0.80
                                                                         =========      =========      =========      =========
            Diluted                                                      $    0.28      $    0.20      $    0.73      $    0.77
                                                                         =========      =========      =========      =========

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" was issued by the Financial Accounting Standards Board in March 2000. This Interpretation was effective July 1, 2000, and covers specific events that occur after either December 15, 1998 or January 12, 2000. The Interpretation addresses and further clarifies certain aspects of APB 25 such as: the definition of an employee, criteria for determining whether a plan qualifies as noncompensatory, the accounting consequences of various modifications to the terms of previously granted stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. After assessing this Interpretation, Renal Care Group concluded there was not a material impact on its Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As described in Note 2 to the Consolidated Financial Statements, Renal Care Group merged with Renal Disease Management by Physicians, Inc. (RDM) in April 2000 in a transaction accounted for as a pooling-of-interests. Accordingly, the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to include RDM for all periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenue. Net revenue increased from $138.8 million for the three months ended September 30, 1999 to $156.5 million for the three months ended September 30, 2000, an increase of $17.7 million, or 12.8%. This increase resulted primarily from a 6.9% increase in the number of treatments from 564,966 performed in the 1999 period to 603,770 performed in the 2000 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 6.7% increase in same-center treatments for the 2000 period over the 1999 period. In addition, average net revenue per dialysis treatment increased 5.9% from $239 in the 1999 period to $253 in the 2000 period. The increase in revenue per treatment was due to the 1.2% increase in the Medicare composite rate, increases in the Company's prices to private payors, an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $89.6 million for the three months ended September 30, 1999 to $101.1 million for the three months ended September 30, 2000, an increase of $11.5 million, or 12.8%. This increase was principally due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies, as well as to the increase in the price of EPO and wage inflation. Patient care costs as a percentage of net revenue remained consistent at 64.6% for the 1999 and 2000 periods. Patient care costs per treatment increased 5.0% from $159 in the 1999 period to $167 in the 2000 period. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $13.1 million for the three months ended September 30, 1999 to $14.0 million for the three months ended September 30, 2000, an increase of $900,000, or 6.9%. General and administrative expenses as a percentage of revenue decreased from 9.4% in the 1999 period to 8.9% in the 2000 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $3.8 million for the three months ended September 30, 1999 to $4.3 million for the three months ended September 30, 2000. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in the 1999 and 2000 periods.

         Depreciation and Amortization. Depreciation and amortization increased from $7.2 million for the three months ended September 30, 1999 to $8.2 million for the three months ended September 30, 2000, an increase of $1.0 million, or 13.9%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Restructuring Charge. The Company recognized a restructuring charge of $9.2 million for the three months ended September 30, 2000. This charge results from the Company's decision to cease providing wound care services on or before June 30, 2001, and to focus on its core dialysis business. The restructuring charge represents principally impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges.

         Income from Operations. Income from operations decreased from $25.1 million for the three months ended September 30, 1999 to $19.8 million for the three months ended September 30, 2000, a decrease of $5.3 million, or 21.1% primarily as a result of the wound care write-off. Income from operations as a percentage of net revenue decreased from 18.1% in the 1999 period to 12.7% in the 2000 period as a result of the factors discussed above.

         Interest Expense. Interest expense decreased from $1.6 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000, a decrease of $500,000 or 31.3%. The decrease was the result of lower average borrowings partially offset by slightly higher effective borrowing rates during the 2000 period.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned, whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue decreased to 1.6% in 2000 from 1.7% in 1999.

         Income Tax Expense. Income tax expense decreased from $8.0 million for the three months ended September 30, 1999 to $6.4 million for the three months ended September 30, 2000, a decrease of $1.6 million or 20.0%. These decreases are the result of pre-tax earnings decreasing to $16.3 million representing a 23.4% decrease over the 1999 period as a result of the items discussed above.

         Net Income. Net income decreased from $13.3 million for the three months ended September 30, 1999 to $9.8 million for the three months ended September 30, 2000, a decrease of $3.5 million or 26.3%. The decrease is a result of the items discussed above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net revenue. Net revenue increased from $399.3 million for the nine months ended September 30, 1999 to $460.3 million for the nine months ended September 30, 2000, an increase of $61.0 million, or 15.3%. This increase resulted primarily from a 9.4% increase in the number of treatments from 1,637,781 performed in the 1999 period to 1,792,319 performed in the 2000 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 7.5% increase in same-center treatments for the 2000 period over the 1999 period. In addition, average net revenue per dialysis treatment increased 5.5% from $236 in the 1999 period to $249 in the 2000 period. The increase in revenue per treatment was due to an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs increased from $258.8 million for the nine months ended September 30, 1999 to $295.9 million for the nine months ended September 30, 2000, an increase of $37.1 million, or 14.3%. This increase was principally due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies, as well as to the increase in the price of EPO and wage inflation. Patient care costs as a percentage of net revenue decreased from 64.8% in the 1999 period to 64.3% in the 2000 period. Patient care costs per treatment increased 4.4% from $158 in the 1999 period to $165 in the 2000 period. This increase is due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal healthcare inflation.

         General and Administrative Expenses. General and administrative expenses increased from $37.7 million for the nine months ended September 30, 1999 to $42.7 million for the nine months ended September 30, 2000, an increase of $5.0 million, or 13.3%. General and administrative expenses as a percentage of net revenue decreased from 9.4% for the 1999 period to 9.3% for the 2000 period.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased from $10.7 million for the nine months ended September 30, 1999 to $12.5 million for the nine months ended September 30, 2000, an increase of $1.8 million, or 16.8%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% for the 1999 and 2000 periods.

         Depreciation and Amortization. Depreciation and amortization increased from $20.4 million for the nine months ended September 30, 1999 to $23.7 million for the nine months ended September 30, 2000, an increase of $3.3 million, or 16.2%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with the acquisitions accounted for as purchases.

         Restructuring Charge. The Company recognized a restructuring charge of $9.2 million for the nine months ended September 30, 2000. This charge results from the Company's decision to cease providing wound care services on or before June 30, 2001, and to focus on its core dialysis business. The restructuring charge represents principally impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges.

         Merger Expenses. Merger expenses of $3.8 million for the nine months ended September 30, 2000 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with RDM.

         Income from Operations. Income from operations increased from $67.5 million for the nine months ended September 30, 1999 to $72.5 million for the nine months ended September 30, 2000, an increase of $5.0 million, or 7.4%. Income from operations as a percentage of net revenue decreased from 16.9% in the 1999 period to 15.7% in the 2000 period principally as a result of the restructuring charge, partially offset by the other factors discussed above.

         Interest Expense, Net. Interest expense decreased from $4.8 million for the nine months ended September 30, 1999 to $4.0 million for the nine months ended September 30, 2000. This decrease was the result of both lower average borrowings and lower effective interest rates during the 2000 period. The lower effective interest rates resulted from replacing debt assumed in the RDM transaction with proceeds from Renal Care Group's credit facility.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned, whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue increased to 1.5% in 2000 from 1.4% in 1999. This increase was the result of continued operational improvements in Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $22.6 million for the nine months ended September 30, 1999 to $25.0 million for the nine months ended September 30, 2000, an increase of $2.4 million or 10.6%. The increase is a result of pre-tax earnings increasing $4.5 million representing an increase of 7.9% over the 1999 period.

         Net Income. Net income increased from $34.6 million for the nine months ended September 30, 1999 to $36.6 million for the nine months ended September 30, 2000, an increase of $2.0 million or 5.8%. The increase is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis facilities, to purchase property and equipment for existing centers, and to finance working capital needs. At September 30, 2000, the Company's working capital was $109.2 million with a current ratio of 2.2 to 1.0. Cash and cash equivalents at September 30, 2000, were $33.5 million.

         Net cash provided by operating activities was $65.8 million for the nine months ended September 30, 2000. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable, as well as the restructuring charge. Net cash used in investing activities was $27.8 million for the nine months ended September 30, 2000. Cash used in investing activities consisted primarily of $1.2 million of cash paid for acquisitions and $23.7 million of purchases of property and equipment. Cash used in financing activities was $20.1 for the nine months ended September 30, 2000. Cash used in financing activities primarily reflects $37.3 million in repayments under Renal Care Group's line of credit facility partially offset by $17.2 million in proceeds from stock option exercises.

         In September 2000, the Company executed a Third Amendment to its First Amended and Restated Loan Agreement with a group of banks. This agreement revised certain financial covenant definitions within the original agreement.

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

         Renal Care Group has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The $157.3 million is available through August 2001. Lender commitments are then reduced to $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of September 30, 2000, there was $49.8 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

         Capital expenditures of approximately $30.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2000. The Company has made capital expenditures of $23.7 million through September 30, 2000. The Company expects that remaining capital expenditures in 2000 will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

IMPACT OF INFLATION

         A substantial portion of Renal Care Group's net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. Renal Care Group is unable to increase the amount it receives for services provided by its dialysis business that are reimbursed under the Medicare composite rate. In addition, in response to rising costs, managed care organizations may seek to reduce amounts paid for dialysis services, and businesses and patients may shift from traditional private insurance to managed care arrangements. Increased operating costs due to inflation, such as labor and supply costs, without corresponding increases in reimbursement rates, may adversely affect Renal Care Group's earnings and business.

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

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 59% of our net revenue for 1998, 57% of our net revenue for 1999 and 53% of our net revenue for the nine months ended September 30, 2000 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. EPO is the commonly used name for the drug erythropoietin, which is sold under the brand name Epogen(R). We also estimate that approximately 5% of our net revenue for 1998, 4% of our net revenue for 1999 and 5% of our net revenue for the nine months ended September 30, 2000 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

         Specifically, Congress and the Health Care Financing Administration, or HCFA, have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. HCFA has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings may decline. EPO is a bio-engineered hormone that is used to treat anemia. Our revenues from EPO were approximately 23% of net revenue for 1998, 26% of net revenue for 1999 and 27% for the nine months ended September 30, 2000. Most of our payments for EPO come from government programs. President Clinton has included a proposal to decrease the reimbursement for EPO by $1 per thousand units in his fiscal year 2001 budget, which would represent a 10% reduction from the current government reimbursement rate. For the nine months ended September 30, 2000, government reimbursement represented approximately 58% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IF EPO BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products available in the United States. Amgen announced a 3.9% increase in the price of EPO in February 2000, its first price increase since before Renal Care Group was formed in February 1996. If Amgen imposes additional price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings may decline.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings may decline. We estimate that approximately 36% of our net revenue for 1998, 39% of our net revenue for 1999 and 42% of our net revenue for the nine months ended September 30, 2000, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW

         Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition and development of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify and make it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $200.2 million of goodwill and other intangibles, net, as of September 30, 2000. The SEC and accounting policy makers have announced that they are considering policy and rule changes that would likely eliminate the pooling-of-interests method, which would result in more goodwill and associated amortization expense for future and, possibly, prior acquisitions. Further, the SEC and accounting policymakers have announced that they may reduce the allowable life over which companies may amortize goodwill, which would result in increased amortization expense in each year. Interest expense on additional debt incurred to fund acquisitions and amortization expense from acquisitions may significantly reduce our profitability.

IF ACQUIRED BUSINESSES HAVE UNKNOWN LIABILITIES, THEN WE COULD BE EXPOSED TO LIABILITIES THAT COULD HARM OUR BUSINESS AND PROFITABILITY

         Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify practices that may give rise to unknown or contingent liabilities and conform them to our standards after the acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from prospective sellers, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

IF OUR REFERRING PHYSICIANS WERE TO CEASE REFERRING TO OUR CENTERS OR WERE PROHIBITED FROM REFERRING FOR REGULATORY REASONS, OUR REVENUE AND EARNINGS WOULD DECLINE

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians account for all or a significant portion of the patient base at each of our dialysis centers, and the loss of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors may be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician serves as a medical director.

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

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW

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

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS, OR ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT PERSONNEL AND MEDICAL DIRECTORS, OUR ABILITY TO RUN OUR BUSINESS COULD BE ADVERSELY AFFECTED, AND OUR REVENUE AND EARNINGS COULD DECLINE

         We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, and Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukhardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukhardt have each been with Renal Care Group since its formation. We have entered into employment agreements with Messrs. Brooks, Allison, and Brukardt and Dr. Hakim. The employment agreements for each of these executive officers contain restrictive covenants prohibiting the officer from competing with Renal Care Group for a period of one year following the end of the officer's employment term. The services of these individuals would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers. We have entered into medical director agreements with the physicians serving as medical directors of our dialysis centers, most of which contain noncompetition covenants of varying durations.

IF WE ARE LIABLE FOR DAMAGES IN POTENTIAL FUTURE LITIGATION, OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER SUCH POTENTIAL DAMAGES

         On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers. While no litigation is currently pending against us relating to these illnesses, a claim could be brought in the future. While management believes Renal Care Group's insurance should be adequate to cover these events, if we become involved in litigation over these illnesses and are found liable for damages, our present insurance coverage may not be sufficient to cover such damages.

IF OUR BOARD OF DIRECTORS DOES NOT APPROVE AN ACQUISITION OR CHANGE IN CONTROL OF RENAL CARE GROUP, OUR STOCKHOLDERS MAY NOT REALIZE THE FULL VALUE OF THEIR STOCK

         Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our stockholders receive an attractive offer for their shares or if a substantial number or even a majority of our stockholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors prior to pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $14.625 per share to a high of $28.25 per share during the nine months ended September 30, 2000. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors or the health care market;

         -        the threat of litigation;

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Employment Agreement dated July 13, 2000 between the Company and Sam A. Brooks

         10.3 Employment Agreement dated July 13, 2000 between the Company and Raymond Hakim, M.D., Ph.D.

         10.20 Employment Agreement dated July 13, 2000 between the Company and Gary Brukardt

         10.56 Third Amendment to First Amended and Restated Loan Agreement dated September 29, 2000

         27.1 Financial Data Schedule for the nine months ended September 30, 2000 (filed via Edgar on November 14, 2000)

         27.2 Restated Financial Data Schedule for the nine months ended September 30, 1999 (filed via Edgar on November 14, 2000)


(b)      Reports on Form 8-K

         Form 8-K filed September 29, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RENAL CARE GROUP, INC.  (Registrant)



November 14, 2000                 BY: /s/ R. DIRK ALLISON
                                      -----------------------------------------
                                       R. Dirk Allison
                                       Executive Vice President,
                                       Chief Financial Officer, and Principal
                                       Financial Officer and Principal
                                       Accounting Officer

                             RENAL CARE GROUP, INC.

                                  EXHIBIT INDEX

      NUMBER AND
DESCRIPTION OF EXHIBIT
----------------------
       10.1                   Employment Agreement dated July 13, 2000 between the Company and Sam A.
                              Brooks

       10.3                   Employment Agreement dated July 13, 2000 between the Company and
                              Raymond Hakim, M.D., Ph.D.

       10.20                  Employment Agreement dated July 13, 2000 between the Company and Gary
                              Brukardt

       10.56                  Third Amendment to First Amended and Restated Loan Agreement dated
                              September 29, 2000

       27.1                   Financial Data Schedule for the nine months ended September 30, 2000
                              (filed via Edgar on November 14, 2000)

       27.2                   Restated Financial Data Schedule for the nine months ended September
                              30, 1999 (filed via Edgar on November 14, 2000)