Form 10-K
period 2000-12-31
RENAL CARE GROUP INC
filed 2001-04-02
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $1,147,822,032 as of March 16, 2001, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 47,100,256 shares of common stock, $0.01 par value, issued and outstanding at March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 2000, Renal Care Group provided dialysis and ancillary services to approximately 16,500 patients through 201 outpatient dialysis centers in 24 states. In addition to outpatient dialysis center operations as of December 31, 2000, Renal Care Group provided acute dialysis services through contractual relationships with 112 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2000, there were 269 nephrologists with privileges to practice at the Company's outpatient dialysis centers. The Company also provides limited wound and diabetic care services; however, as announced on September 20, 2000, the Company has determined to exit the wound care business by June 30, 2001.

         In Renal Care Group's dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Health Care Financing Administration ("HCFA"), there were more than 3,800 facilities providing dialysis in the United States at the end of 1999. In the past many outpatient dialysis facilities have been owned by practicing nephrologists and comprised an integral component of their practice because of the critical role that dialysis plays in the treatment of ESRD patients. Over the last several years, however, the dialysis services industry has been consolidating. As a result, Renal Care Group believes that approximately 65% of outpatient dialysis centers are now owned by multi-center dialysis companies, between 20% and 25% are owned by independent physicians and other small operators, and between 20% and 25% are hospital-based centers.

         Renal Care Group is a Delaware corporation; its principal executive offices are located at 2100 West End Avenue, Suite 800, Nashville, Tennessee 37203; and its telephone number is (615) 345-5500.

FORWARD LOOKING STATEMENTS

         Some of the information in this annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In many instances you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read these statements carefully for the following reasons:

         -        the statements discuss our future expectations;

         - the statements contain projections of our future earnings or of our financial condition; and

         -        the statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors discussed on pages 18 to 23 of this annual report on Form 10-K, as well as any cautionary language in or incorporated by reference into this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

INDUSTRY OVERVIEW

END-STAGE RENAL DISEASE

         ESRD is a state of advanced kidney failure. ESRD is irreversible and ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients require either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 1998, dialysis was the primary treatment for approximately 71% of all ESRD patients, and the remaining 29% of ESRD patients had a functioning kidney transplant.

         According to United States Renal Data System Coordinating Center ("USRDS") estimates, the total direct medical payments for ESRD exceeded $16.7 billion during 1998. Of the total direct medical payments for ESRD, approximately $12.0 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD regardless of their age or financial circumstances, if they are eligible for Social Security.

         According to HCFA data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 233,000 in 1998. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients was approximately 308 patients per million in 1998 as compared to 111 patients per million in 1984.

         Based on these historical trends, USRDS forecasts indicate that the total number of ESRD patients, including those with functioning transplants, will grow from approximately 324,000 in 1998 to 660,000 in 2010. The growth in the number of ESRD patients results principally from the aging of the population along with better treatment of, and better survival rates for, diabetes and other illnesses that lead to chronic kidney disease, reduced somewhat by declines in incidence among patients with high blood pressure as a result of better treatments for high blood pressure. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE

         Currently, there are three treatment options for ESRD:

         - hemodialysis, which is performed either in a hospital setting, an outpatient facility or a patient's home,

         - peritoneal dialysis, which is generally performed in the patient's home, and

         -        kidney transplant surgery.

         According to HCFA data, in 1998 approximately 90% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 10% received hemodialysis or peritoneal dialysis in their homes.

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

         Peritoneal dialysis is typically performed by the patient at home and uses the patient's peritoneal (abdominal) cavity to eliminate fluids and toxins in the patient's blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cyclic peritoneal dialysis are the most common. Under each method, the patient's blood is circulated across the peritoneal membrane into the dialysis solution, which removes toxins and excess fluid from the patient's blood. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient dialysis center or by a visit by the patient to a dialysis center.

         Kidney transplants, when successful, are the most desirable form of ESRD therapy. However, the shortage of suitable donors severely limits the availability of this surgical procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants annually.

ANCILLARY SERVICES

         Renal Care Group provides a variety of ancillary services to treat ESRD patients. The most significant ancillary service is the administration of erythropoietin (also known as Epogen(R) or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. It is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. EPO is manufactured by a single supplier, Amgen Inc., and there are no substitute products available to dialysis providers in the United States. Other ancillary services offered by Renal Care Group, depending on medical appropriateness, include tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient's nerves, Doppler flow testing for the effectiveness of the patient's vascular access for dialysis, and blood transfusions. Renal Care Group, through its RenaLab subsidiary, also provides clinical laboratory services for its dialysis operations.

NEPHROLOGY PRACTICE

         Caring for ESRD patients is typically the primary clinical activity of a nephrologist. Other clinical activities of a nephrologist include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist typically assumes the role of primary care physician for the ESRD patient. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. A nephrology group's practice often covers a relatively large geographic service area. Outside metropolitan areas, a large geographic area may be served by only one nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the clinical outcomes of kidney transplant patients.

OPERATIONS

LOCATION, CAPACITY AND USE OF FACILITIES

         As of December 31, 2000, Renal Care Group operated 201 outpatient dialysis centers in 24 states with 3,714 certified dialysis stations and provided inpatient dialysis services to 112 acute care hospitals. During 2000, Renal Care Group provided 2,418,619 hemodialysis treatments. Renal Care Group estimates that on average its centers were operating at approximately 70% of capacity as of December 31, 2000, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.

OPERATION OF FACILITIES

         Renal Care Group's dialysis centers provide outpatient hemodialysis and related services to ESRD patients. Most of Renal Care Group's centers use technologically advanced dialysis equipment to provide effective and efficient dialysis. The Company's centers generally contain between 10 and 30 dialysis stations, a nurses' station, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of Renal Care Group's centers also have designated areas for training patients in home dialysis.

         For Renal Care Group to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each of Renal Care Group's centers and must supervise medical aspects of the center's operations. An administrator or manager manages each center. The administrator or manager is typically a registered nurse and is responsible for the day-to-day operations of the center and oversight of the staff. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. Renal Care Group works to staff each center in a manner that allows the scheduling of personnel to be adjusted according to the number of patients receiving treatments.

HOME DIALYSIS

         All of Renal Care Group's centers offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2000, approximately 11% of Renal Care Group's patients received home dialysis. Renal Care Group's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. The Company believes that home dialysis is important to providing a full range of dialysis care and intends to work to expand its home dialysis program.

INPATIENT CARE

         Some of Renal Care Group's centers provide inpatient dialysis services to hospitals in their service areas. As of December 31, 2000, Renal Care Group provided inpatient services to 112 hospitals. Under these arrangements, Renal Care Group typically provides equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. These inpatient dialysis services are typically required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who need to be in the hospital for other reasons. Most of Renal Care Group's hospital contracts specify predetermined fees per dialysis treatment. The Company believes that such fees may be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

UNIVERSITY DIVISION

         Renal Care Group currently manages the dialysis programs at Vanderbilt University Medical Center, and is the owner or managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, the University of Arkansas, Froedtert Hospital (a hospital affiliated with Medical College of Wisconsin), and Northwestern Memorial Hospital of Chicago. The Company also provides home dialysis services for a group of patients at the University of Arkansas. Renal Care Group expects these affiliations will expand its patient base and provide opportunities for the development of new centers. Furthermore, Renal Care Group expects these affiliations to provide access to outcomes research and highly trained nephrologists who may become medical directors at Renal Care Group's centers.

NEPHROLOGISTS

         A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has practice privileges. Consequently, the Company relies on its ability to satisfy the needs of referring nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2000, there were 269 nephrologists with privileges to practice at the Company's outpatient dialysis centers.

MEDICAL DIRECTORS

         To satisfy the requirements of the Medicare ESRD program, Renal Care Group generally engages practicing, board-certified or board-eligible nephrologists to serve as medical directors for its centers. Each medical director provides services pursuant to an independent contractor agreement with the Company. Medical directors are responsible for the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development and training programs and assessment of all patients. Medical directors play an important role in quality assurance activities and in coordinating the delivery of care to maintain ESRD patients' general level of health and to avoid medical complications that might require hospitalization.

         Renal Care Group's typical medical director agreement has a term of seven years with three-year renewal options. Renal Care Group pays medical directors fees that approximate the fair market value of the required supervisory services. These medical director fees are the result of arms-length negotiations. Most of the Company's medical director agreements also include non-competition clauses with specific limitations on the medical director's ability to compete with Renal Care Group for certain periods of time and in certain geographic areas.

QUALITY ASSURANCE

         Integral to Renal Care Group's operating philosophy is the understanding that providing superior care is in the best interests not only of patients but also of the Company's stockholders. Better patient care results in improved mortality and morbidity and a greater number of treatments, as patients' life spans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, Renal Care Group maintains a quality assurance program. Renal Care Group establishes, maintains and monitors quality criteria for its clinical operations and monitors patient outcomes in all of its centers.

MEDICAL ADVISORY BOARD

         Renal Care Group's Medical Advisory Board oversees the development and implementation of clinical protocols and the review of patient outcomes. The Medical Advisory Board is chaired by Renal Care Group's Chief Medical Officer and is composed of 12 nephrologists who are medical directors of one or more of the Company's centers. The Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures. The Medical Advisory Board also works to identify therapy deficiencies and to evaluate technological changes. The Medical Advisory Board's ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical management model that will enable the Company to provide optimal care to its patients and, ultimately, to manage effectively the financial risk associated with providing ESRD services on a capitated basis.

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

OUTCOMES DATA

         Renal Care Group believes that an important factor in managing ESRD successfully is the development of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, Renal Care Group maintains a broad database of treatment-specific outcomes information. The Company's Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company's centers. Renal Care Group makes these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while working to control the cost of care. The Company believes that the implementation of such clinical pathways will assist in improving the overall quality and operating efficiencies of its dialysis centers.

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

CORPORATE COMPLIANCE PROGRAM

         Renal Care Group has developed and maintains a company-wide corporate compliance program as part of its commitment to comply fully with all applicable laws and regulations and to maintain high standards of conduct by Renal Care Group's associates. A purpose of the program is to heighten associates' and affiliated professionals' awareness of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to take steps promptly to identify and resolve instances of non-compliance.

         The compliance program has been authorized and mandated by Renal Care Group's Board of Directors. It addresses general compliance issues and areas of particular sensitivity. As part of the program Renal Care Group has published a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. A Compliance Committee comprised of officers and senior managers of Renal Care Group and a full-time Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer report to the Audit and Compliance Committee of the Company's Board of Directors.

REIMBURSEMENT

SOURCES OF NET PATIENT REVENUE

         The following table sets forth information regarding the sources of Renal Care Group's net patient revenue:

                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1998        1999        2000
                                                                ----        ----        ----
Medicare ...............................................          59%         57%         53%
Medicaid ...............................................           5           4           5
Commercial and other payors ............................          30          33          36
Hospital inpatient dialysis services ...................           6           6           6
                                                                ----        ----        ----
         Total .........................................         100%        100%        100%
                                                                ====        ====        ====

MEDICARE

         The Social Security Act provides that most U.S. citizens and resident aliens with ESRD are entitled to Medicare coverage. If a physician finds that an eligible person has ESRD, then he or she will be entitled to Medicare coverage
(i) beginning the third month after the month in which a regular course of dialysis is initiated; or (ii) as early as the month in which a kidney transplant candidate is hospitalized for the transplant if certain conditions are met.

         For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of 30 months, Medicare coverage is generally secondary for patients who have qualifying health insurance. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient's other health insurance generally pays applicable Medicare coinsurance payments and deductibles.

         Under the Medicare ESRD program, Medicare reimbursement rates per outpatient dialysis treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Effective on both January 1, 2000 and January 1, 2001, the Medicare composite rate was increased by 1.2% each year. An additional increase of 1.2% is scheduled to take effect April 1, 2001. The April 1, 2001 increase also includes an adjustment factor that makes that 1.2% increase effective for all of calendar year 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is a 2.4% effective increase for 2001. Although Medicare reimbursement limits the allowable charge per treatment, it provides Renal Care Group with predictable and recurring treatment revenue for its outpatient dialysis services that are covered by the composite rate.

         The Medicare ESRD composite rate for outpatient dialysis services averaged $128 per treatment in freestanding facilities during 2000. The Medicare ESRD composite rate is subject to regional differences based on certain factors, including labor costs. HCFA or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of conducting business.

         The Medicare ESRD composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications, and most of the home dialysis services provided by Renal Care Group. Some other services, laboratory tests and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate. These separately reimbursed items include specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services. Renal Care Group usually submits Medicare claims monthly and is usually paid within 30 days of the submission.

CHANGES IN THE MEDICARE ESRD COMPOSITE RATE

         Effective January 1, 2000 and January 1, 2001, Congress increased the Medicare ESRD composite rate by 1.2% each year. An additional increase of 1.2% is scheduled to take effect April 1, 2001. The April 1, 2001 increase also includes an adjustment factor that makes that 1.2% increase effective for all of calendar year 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is a 2.4% effective increase for 2001. Previously, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average Medicate ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. As a result of the January 2000 increase in the Medicare ESRD composite rate the Company's average rate per dialysis treatment was $128 during 2000.

         The Medicare ESRD composite rate has been the subject of a number of reports and studies, and in 2000 Congress directed a study of the ESRD composite rate structure, which study is due in June 2002. This study will review items included in the composite rate and items that are currently separately billable (such as EPO and certain laboratory services) and will analyze whether the composite rate should be subject to an annual inflationary update. In light of this pending study and the recent increases in the composite rate, the Prospective Payment Assessment Commission, also known as PROPAC, has recommended that the ESRD composite rate remain steady in 2002. PROPAC is a body that makes recommendations to Congress concerning Medicare reimbursement rates. Congress is not required to implement any of these recommendations and could either raise or lower the reimbursement rate or change the items covered by the composite rate.

         During recent congressional sessions, there have been various proposals for the reform of numerous aspects of Medicare. Renal Care Group is unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare ESRD composite rate or change in the items covered by the composite rate (such as EPO or certain laboratory services) could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

MEDICARE REIMBURSEMENT FOR EPO

         Renal Care Group also derives a significant portion of its revenue and earnings from the administration of erythropoietin. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In 1997 the Department for Health and Human Services Office of Inspector General conducted a review of EPO reimbursement and recommended a $1 reduction per 1,000 units in Medicare reimbursement for EPO. The Clinton Administration's proposed budgets for fiscal years 1998, 1999 and 2000 proposed a $1 reduction. None of these proposals passed. The Clinton Administration's recently proposed budget for fiscal year 2001 again included a proposal to reduce EPO reimbursement by $1 per 1,000 units. Renal Care Group is unable to predict whether any changes in EPO reimbursement will occur. Approximately 26% of Renal Care Group's revenue in 2000 was generated from the administration of EPO; therefore, any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

         HCFA also places limits on EPO reimbursement based on patients' hematocrit levels. Hematocrit is a measure of a patient's anemia. Currently, if a patient's hematocrit is below 36%, HCFA approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient's average hematocrit over a three-month period is higher than 36%, Medicare reimbursement is contingent on medical necessity, and Medicare's contractors may review claims in these instances. Renal Care Group is unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

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

PRIVATE REIMBURSEMENT/ACUTE CARE CONTRACTS

         Before Medicare becomes a patient's primary payor, the patient's own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rate set by Medicare. Renal Care Group has also negotiated managed care contracts with certain payors at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those Renal Care Group charges other private payors. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse Renal Care Group for the patient's copayment of 20% of the applicable Medicare rate. Renal Care Group also receives payments from hospitals under 112 acute care contracts at rates generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and Renal Care Group and approximate fair market value of the services provided by the Company.

GOVERNMENT REGULATION

GENERAL

         Federal, state, and local governments extensively regulate Renal Care Group's operations, including the operation of the dialysis centers and laboratory owned by Renal Care Group. Applicable federal and state statutes and regulations require Renal Care Group to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, Renal Care Group's laboratory operations are subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Renal Care Group's dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they satisfy applicable requirements. In addition, through certificate of need, or CON, programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Renal Care Group's operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.

         Renal Care Group is subject to federal and state laws governing, among other things, the relationships between Renal Care Group and physicians and other health care providers, patient referrals, and false claims. See "Government Regulation--Anti-Kickback Statute," "Government Regulation--Stark Law" and "Government Regulation--Civil Monetary Penalties." The federal government, many states, and private third-party payors have made combating fraud and abuse in the health care industry a high priority. As a result, scrutiny and investigation of health care providers and their relationships with physicians and other referral sources has increased significantly.

         Renal Care Group believes it substantially complies with applicable federal and state laws. However, if a state or the federal government finds that Renal Care Group has not complied with these laws, then Renal Care Group could be required to change its way of operating. Any changes could have a negative impact on the Company. To date, the dialysis centers owned by Renal Care Group have maintained their licenses and Medicare and Medicaid certifications. Any loss of certification to participate in the Medicare and Medicaid programs or loss of any required state or federal licenses or certifications would have a negative effect on Renal Care Group. Renal Care Group believes that the health care services industry will continue to be subject to extensive regulation at the federal, state, and local levels. Renal Care Group cannot predict the scope and effect of future regulation of its business and cannot predict whether health care reform will require Renal Care Group to change its operations or whether such reform will have a negative impact on Renal Care Group.

         The Company cannot predict whether it will be held responsible for actions previously taken by acquired companies or facilities before Renal Care Group purchased them. Renal Care Group also cannot predict whether its operations, or the previous operations of acquired companies or facilities, will be reviewed or challenged by the government. Any review or challenge of its operations could have a negative impact on Renal Care Group.

MEDICARE AND MEDICAID CERTIFICATION AND REIMBURSEMENT

         To receive reimbursement from federal health care programs for dialysis and laboratory services, the dialysis centers and laboratory operated by Renal Care Group must be certified as meeting certain requirements. For example, to receive Medicare reimbursement, Renal Care Group's dialysis centers and laboratory must be certified by the Health Care Financing

Administration. All of the dialysis centers operated by Renal Care Group and its laboratory operations are certified under the Medicare program and many state Medicaid programs. In connection with its participation in Medicare, Renal Care Group must comply with conditions of coverage, including requirements concerning personnel, management, patient care, patient rights, medical records and physical environment. Renal Care Group must also comply with extensive billing rules governing, among other things, medical necessity and documentation. See "Government Regulation--False Claims Act" and "Government Regulation--Civil Monetary Penalties."

         HCFA has announced that it is in the process of revising the current Medicare conditions of coverage for ESRD services. Proposed revisions have not been published. Renal Care Group cannot predict when proposed rules will be published or finalized or what, if any, changes HCFA might make to the current conditions of coverage. Renal Care Group also cannot predict whether it will be able to meet any new or revised conditions of coverage. Any changes to the Medicare conditions of coverage for ESRD facilities could require Renal Care Group to change its operations and could have a negative effect on the business and profitability of Renal Care Group. Any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on Renal Care Group's business.

         The HHS Office of Inspector General, also known as the OIG, issued reports in the summer of 2000 recommending greater oversight of the quality of care in dialysis facilities. Any increased oversight could lead to increased requirements and greater scrutiny of dialysis facilities, including those owned by Renal Care Group.

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

         The Anti-Kickback Statute is a broad law. Courts have stated that, under certain circumstances, the Anti-Kickback Statute is violated when just one purpose, as opposed to the primary purpose, of a payment is to induce referrals. To clarify what acts or arrangements will not be subject to prosecution by the Office of Inspector General of HHS or the United States Attorney, HHS adopted a set of safe harbor regulations and continues to publish clarifications to these safe harbors. If an arrangement meets all of the requirements of a safe harbor, it will not be considered to violate the Anti-Kickback Statute.

         The types of arrangements covered by safe harbors include certain investments in companies whose stock is traded on a national exchange, certain small company investments in which physician ownership is limited, rental of space, rental of equipment, personal services and management contracts, sales of physician practices, physician referral services, warranties, discounts, payments to employees, group purchasing organizations, and waivers of beneficiary deductibles and co-payments. Each type of arrangement must meet a number of specific requirements in order to enjoy the benefits of the applicable safe harbor. Meeting the requirements of a safe harbor will protect an arrangement from enforcement action by the government. However, the fact that an arrangement does not meet the requirements of a safe harbor does not mean that the arrangement is necessarily illegal or will be prosecuted under the Anti-Kickback Statute.

         The OIG has issued a Special Fraud Alert concerning the pricing of laboratory testing at ESRD centers. Medicare pays for laboratory tests provided to ESRD patients in two different ways. Some laboratory tests are considered routine, and Medicare includes payment for those tests in the ESRD composite rate paid to the dialysis center. Some laboratory testing is not included in the composite rate, and these tests are billed by the laboratory directly to Medicare. In the Special Fraud Alert, the OIG stated it is aware of cases where a laboratory offers to perform tests included in the composite rate at a price below fair market value. In exchange, the ESRD facility agrees to refer all or most of its non-composite rate tests to the laboratory. The OIG identified such an arrangement as raising issues under the Anti-Kickback Statute. Renal Care Group believes that its arrangements with laboratories reflect fair market value and comply with the Anti-Kickback Statute.

         Renal Care Group seeks to satisfy as many safe harbor requirements as possible when it is structuring its business arrangements. However, not all of Renal Care Group's arrangements satisfy all elements of a safe harbor. Management believes that Renal Care Group has a reasonable basis for concluding that it substantially complies with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. The Company believes that its current arrangements with physicians including nephrologists owning Renal Care Group's common stock, medical directors, laboratories, suppliers, hospitals, and other sources of referrals to its dialysis centers and its acute dialysis services agreements with hospitals materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to the interpretations made by Renal Care Group or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect Renal Care Group.

THE STARK LAW

         Congress has also passed significant prohibitions against certain physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services.

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

         As originally enacted, the Stark Law restricted referrals for clinical laboratory services. This version of the Stark Law is also called Stark I. Effective January 1, 1995, the Stark Law was expanded to include physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging (MRI), computerized axial tomography (CAT) scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This version of the Stark Law is also known as Stark II.

         The Stark Law defines a financial relationship to include (1) a physician's ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships. Renal Care Group has compensation arrangements with its medical directors or the professional practices of the medical directors. The medical directors or their practices may also own shares, and options to purchase shares, of common stock of Renal Care Group. In addition, other physicians who refer patients to Renal Care Group's centers may own stock of Renal Care Group. If so, the medical directors and other physicians would have a financial relationship with Renal Care

Group. Accordingly, these physicians would not be able to refer patients to Renal Care Group's dialysis centers for designated health services unless a Stark Law exception applies.

         Dialysis is not listed as a designated health service under the Stark Law. However, the definition of "designated health services" includes some items and services that are components of dialysis or which may be provided to patients by Renal Care Group in connection with their dialysis services. On January 4, 2001, HHS issued final regulations to the Stark II provisions of the Stark Law. These regulations become effective on January 4, 2002. The final regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. The final regulations also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.

         Further, the Stark II final regulations exclude from the referral prohibition EPO and other drugs required as part of dialysis if certain requirements are met. If the requirements are met, this exception applies whether or not these drugs are included in the Medicare ESRD composite rate.

         The final regulations also exclude from the definition of "inpatient hospital services" any dialysis services provided by a hospital that is not certified by HCFA to provide outpatient dialysis services. This rule would have the effect of excluding from the Stark Law prohibition, any dialysis services provided by Renal Care Group under an acute dialysis contract with a hospital, if that hospital is not certified to provide outpatient dialysis. The final Stark II regulations exclude from the definition of "durable medical equipment" all equipment and supplies used in connection with home dialysis. These Stark II regulations exclude most of the items and services connected with dialysis from the Stark Law prohibitions.

         HHS has accepted comments to the recently published final rules and has stated that it will issue further regulations to the Stark Law in the future. Renal Care Group cannot predict whether HHS will revise the final regulations or will adopt additional regulations that affect Renal Care Group's business.

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

         The Stark Law also includes an exception for a physician's ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders' equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of March 16, 2001, Renal Care Group had stockholders' equity of more than $394 million. Renal Care Group believes that physician ownership of Renal Care Group stock satisfies this Stark Law exception.

         If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and may be excluded from Medicare and Medicaid. If the Stark Law applies to the relationships between Renal Care Group and its referring physicians and no exceptions under the Stark Law are available, then Renal Care Group will be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If Renal Care Group is found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then Renal Care Group will be required to repay amounts it received from Medicare for those services and could be subject to civil monetary penalties. If Renal Care Group is required to repay amounts to Medicare or is subject to fines, the Company could be harmed.

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

         HIPAA also required the Office of Inspector General of HHS, known as the OIG, to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities that requested it. However, advisory opinions are published and made available to the public, and they provide guidance on those practices the OIG believes may violate federal law. Renal Care Group has not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers.

         In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these opinions, Renal Care Group had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. The Company stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, the Company has made grants to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. Renal Care Group believes, but cannot promise, that its current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions. Last year, HHS issued proposed regulations that would permit dialysis facilities to pay for supplemental insurance premiums on behalf of ESRD patients if certain requirements are satisfied. Final regulations have not been issued. Renal Care Group cannot predict when final regulations will be published or whether it will be able to meet the requirements of the regulations when issued.

         On August 17, 2000, HHS published final regulations governing electronic transactions involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. Health care providers, health care clearinghouses and large health plans must comply with this requirement by October 16, 2002. Small health plans are given an additional year to comply. The Transaction Standards rule applies to Renal Care Group in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Renal Care Group intends to comply with the Transaction Standards rule by the required compliance date.

         On December 28, 2000, HHS published regulations implementing HIPAA that adopted standards for privacy of individually identifiable health information. The regulations cover health care providers, health care clearinghouses and health plans, as well as their business associates. The regulations, among other things, require companies:

         - to obtain patient consent before using or disclosing protected health information for treatment, payment and health care operations,

         - to obtain patient authorization prior to other uses or disclosures,

         - to respond to requests from patients for access to their information,

         - to respond to patient requests for amendments of their information,

         - to designate a privacy officer, to use and disclose only the minimum necessary information to accomplish a particular purpose, and

         - to establish policies and procedures with respect to uses and disclosures of protected health information.

         These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. Renal Care Group currently receives, stores, uses and discloses patient health information and has designed its operations to comply with the regulations. However, Renal Care Group continues to study these new regulations and may be required to change some of its practices to comply fully with them.

         The effective date of these privacy regulations is April 14, 2001, and most covered entities are required to comply with the regulatory requirements by April 14, 2003. However, on February 28, 2001, the new Secretary of HHS published a notice opening up an additional comment period on the HIPAA privacy regulations through March 30, 2001. It is unclear whether HHS will make any significant changes in the regulations as a result of additional public comments. Any changes to the HIPAA privacy regulations could require Renal Care Group to spend additional time, money, and other resources to comply with the requirements.

THE FALSE CLAIMS ACT

         The federal False Claims Act gives the federal government an additional way to police false bills or requests for payment for health care services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Under the False Claims Act, the term "person" means an individual, company, or corporation. The federal government has used the False Claims Act widely to prosecute fraud against Medicare and other governmental programs in areas such as coding errors, billing for services not provided and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and billing for care that is not medically necessary.

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

GOVERNMENT INVESTIGATIONS

         Last year, the federal government continued to investigate practices of health care providers, including providers of dialysis. Renal Care Group expects that the number of government investigations of dialysis providers will continue to increase in 2001. The OIG has indicated in its 2001 Work Plan that it will be focusing this year on a number of areas of ESRD services, including medical necessity, accuracy of coding for services outside the ESRD composite rate, payments for EPO, and home dialysis billing, among others.

         Renal Care Group has developed and implemented a compliance program that is designed to prevent violations of the law. The existence of an effective compliance program may reduce the severity of civil and criminal penalties for certain offenses. Renal Care Group believes its compliance program is effective.

HEALTH CARE LEGISLATION

         Congress may enact legislation in the future which may significantly change the Medicare ESRD program or reduce the amount that Medicare and Medicaid will pay for services offered by Renal Care Group. Federal and state statutes or regulations may be enacted to impose additional requirements on Renal Care Group to continue to provide services to ESRD patients, to provide new services, or to maintain eligibility to participate in federal and state payment programs. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing reimbursement to Renal Care Group or the manner in which Renal Care Group provides services to patients could have a material impact on Renal Care Group and could adversely affect its profitability.

COMPETITION

         The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also significant. According to HCFA, there were more than 3,800 outpatient facilities providing dialysis in the United States at the end of 1999. Renal Care Group believes that approximately 65% are currently owned by multi-center dialysis companies, approximately 15% are owned by independent physicians and other small operators, and approximately 20% are hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. A.G. Other large competitors include DaVita, Inc. and Gambro Healthcare, Inc. In addition, Fresenius and Gambro are both vertically integrated providers that manufacture and sell dialysis equipment and supplies, which gives them certain competitive advantages. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Some of Renal Care Group's competitors have substantially greater financial resources than Renal Care Group and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. Renal Care Group believes that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. Renal Care Group may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that Renal Care Group will compete effectively with any such competitors.

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

EMPLOYEES

         At December 31, 2000 Renal Care Group employed 4,815 full-time employees and 281 part-time employees. Of the total employees, 116 were employed at the Company's headquarters and 4,980 were employed at the Company's facilities or regional business offices. In management's opinion, employee relations are good.

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

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 59% of our net revenue for 1998, 57% of our net revenue for 1999 and 53% of our net revenue for 2000 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 1998, 4% of our net revenue for 1999 and 5% of our net revenue for 2000 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 23% of our net revenue for 1998 and approximately 26% of our net revenue for both 1999 and 2000. Most of our payments for EPO come from government programs. The Clinton Administration included a proposal to decrease the reimbursement for EPO by $1 per thousand units in its fiscal year 2001 budget, which would represent a 10% reduction from the current government reimbursement rate. For the year ended December 31, 2000, government reimbursement represented approximately 58% of the total revenue we derived from EPO. Because we are unable to predict accurately the possible effect that the proposed reduction would have on the cost of EPO or private reimbursement rates, we cannot quantify what the net effect would be on our revenue and earnings. A reduction in the reimbursement rate for EPO could materially and aversely affect our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IF EPO BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products available in the United States. Amgen implemented a 3.9% increase in the price of EPO in February 2000, its first price increase since before Renal Care Group was formed in February 1996. This price increase adversely affected our earnings in 2000. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline. Amgen is also developing a new product that may replace EPO or reduce its use. The Food and Drug Administration has not yet approved this new drug. We cannot predict when, or whether, Amgen will seek to introduce this product into the dialysis market or how it will impact our revenue or earnings if it is introduced.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 36% of our net revenue for 1998, 39% of our net revenue for 1999 and 42% of our net revenue for 2000, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

         - any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us;

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


IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW

         Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own approximately 59% of the total outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE

         We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as January 2001. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company's management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $223.6 million of goodwill and other intangibles, net, as of December 31, 2000. The SEC and accounting policy makers have announced that they are considering policy and rule changes that will eliminate the pooling-of-interests method. The elimination of the pooling-of-interests method would likely result in the recording of additional goodwill for our future acquisitions. Under the proposed rule and policy changes, we would be required to review all goodwill at regular intervals and to charge an appropriate amount to expense when we identify goodwill impairment. Interest expense on additional debt incurred to fund acquisitions and amortization expense from acquisitions may significantly reduce our profitability.

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

IF OUR REFERRING PHYSICIANS CEASE REFERRING TO OUR CENTERS OR WERE PROHIBITED FROM REFERRING FOR REGULATORY REASONS, OUR REVENUE AND EARNINGS WOULD DECLINE

         Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians' patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors may be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician serves as a medical director.

IF OUR BUSINESS IS ALLEGED OR FOUND TO VIOLATE HEATH CARE OR OTHER APPLICABLE LAWS, OUR REVENUE AND EARNINGS COULD DECREASE

         We are subject to extensive federal, state and local regulation regarding the following:

         - fraud and abuse prohibitions under health care reimbursement laws;

         -        prohibitions and limitations on patient referrals;

         - billing and reimbursement, including false claims prohibitions under health care reimbursement laws;

         - collection, use, storage and disclosure of patient health information;

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

         New regulations governing electronic transactions and the collection, use, storage, and disclosure of health information will impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these restrictions, we could be subject to:

         -        criminal or civil penalties;

         - claims by persons who believe their health information has been improperly used or disclosed; and

         -        administrative penalties by payors.

         Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. For example, the OIG has indicated that it is focusing on a number of areas related to ESRD in its 2001 work plan, and one of our competitors, DaVita, Inc., recently announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, our revenue and earnings could decline.

CHANGES IN THE HEALTH CARE DELIVERY, FINANCING OR REIMBURSEMENT SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

         The health care industry in the United States remains in a period of rapid change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and capital expenditures. In addition, proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may further increase government regulation of or other involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW

         The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to lower equipment costs. Several of our competitors, including these equipment manufacturers, are much larger than we are and have substantially greater financial resources and more established operations and infrastructure than us. We also experience competition from nephrologists who open their own dialysis centers. There can be no assurance that we will be able to compete effectively with any of our competitors.

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

IF WE ARE LIABLE FOR DAMAGES IN LITIGATION, OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER SUCH POTENTIAL DAMAGES

         On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. While no litigation was pending against us as of December 31, 2000 relating to these illnesses, three lawsuits had been filed against us as of March 26, 2001, and other suits could be brought in the future. While management believes Renal Care Group's insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $14.50 per share to a high of $28.625 per share during the year ended December 31, 2000. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

ITEM 2. PROPERTIES

PROPERTIES

         As of December 31, 2000, Renal Care Group operated dialysis centers in 24 states, of which 179 are located in leased facilities and 22 are owned. The following is a summary of Renal Care Group's outpatient dialysis centers by state.

                         OUTPATIENT FACILITIES BY STATE

         Alabama................................................................     5
         Alaska.................................................................     2
         Arizona................................................................    25
         Arkansas...............................................................     9
         Florida................................................................     5
         Idaho..................................................................     1
         Illinois...............................................................    14
         Indiana................................................................    18
         Kansas.................................................................    11
         Kentucky...............................................................     1
         Louisiana..............................................................     1
         Michigan...............................................................     4
         Mississippi............................................................    23
         Missouri...............................................................     7
         Nebraska...............................................................     1
         New Jersey.............................................................     2
         Ohio ..................................................................    13
         Oklahoma...............................................................     3
         Oregon.................................................................     8
         Pennsylvania...........................................................     7
         Tennessee..............................................................     1
         Texas..................................................................    33
         Washington.............................................................     5
         Wisconsin..............................................................     2
         TOTAL..................................................................   201

         Certain of Renal Care Group's centers are leased from physicians who practice at the center and who are stockholders of the Company. Renal Care Group's leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of Renal Care Group's centers ranges from approximately 1,000 to 22,500 square feet. Renal Care Group leases office space in Nashville, Tennessee for its corporate headquarters under a lease that expires in 2002. The Company leases other office space in and around Nashville, Tennessee for its University Division and for certain billing and computer operations. Renal Care Group considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

         Expansion or relocation of Renal Care Group's dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of an application submitted by the Company is necessary for expansion of an existing dialysis center or development of a new center.

         Renal Care Group generally owns the equipment used in its outpatient centers. Renal Care Group considers its equipment generally to be in good operating condition and suitable for the purposes for which it is being used.

ITEM 3. LEGAL PROCEEDINGS

         On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. While no litigation was pending against us as of December 31, 2000 relating to these illnesses, three lawsuits had been brought as of March 26, 2001, and other suits could be brought in the future.

         On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provide that the Company will pay $1.98 million to the Medicare program. The Company expects to pay this amount during the second quarter of 2001 when the terms of a corporate integrity agreement are finalized.

         In addition, the Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment, which claims and suits the Company believes will be covered by its liability insurance.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 2000.

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

                          1999                       HIGH              LOW
                          ----                       ----              ---
First Quarter.................................... $  34.375      $   14.875
Second Quarter................................... $  28.000      $   16.750
Third Quarter.................................... $  26.375      $   18.062
Fourth Quarter................................... $  24.000      $   14.250

                          2000                       HIGH              LOW
                          ----                       ----              ---

First Quarter.................................... $  27.875      $   16.375
Second Quarter .................................. $  25.375      $   19.750
Third Quarter.................................... $  28.250      $   14.500
Fourth Quarter................................... $  28.625      $   17.125

HOLDERS

         As of March 16, 2001, the approximate number of registered stockholders was 205 and approximately 8,500 beneficial owners.

DIVIDEND POLICY

         Renal Care Group has never paid any cash dividend on its capital stock. Renal Care Group currently anticipates that all of its earnings will be retained to finance the growth and development of its business and, therefore, does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Renal Care Group's Board of Directors and its review of Renal Care Group's earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors it deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes to Consolidated Financial Statements for the years ended December 31, 1998, 1999 and 2000, together with the related Report of Independent Auditors are included elsewhere in this annual report on Form 10-K. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this annual report on Form 10-K.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                            1996(1)          1997        1998         1999          2000
                                                            -------          ----        ----         ----          ----
INCOME STATEMENT DATA:
Net revenue........................................  $    165,690    $   274,518   $  441,063   $  541,895    $  622,575
Patient care costs.................................       115,375        189,284      292,113      351,367       402,009
General and administrative expenses................        17,404         27,827       43,894       51,315        57,104
Provision for doubtful accounts....................         3,454          8,072       13,484       14,632        16,949
Depreciation and amortization......................         6,125         12,070       22,241       27,835        32,321
Restructuring charge...............................           ---            ---          ---          ---         9,235
Merger expenses....................................         1,960            300        1,000        4,300         3,766
                                                     ------------    -----------   ----------   ----------    ----------
Total operating costs and expenses.................       144,318        237,553      372,732      449,449       521,384
                                                     ------------    -----------   ----------   ----------    ----------
Income from operations.............................        21,372         36,965       68,331       92,446       101,191
Interest expense, net..............................         1,091          1,976        6,558        6,224         5,015
                                                     ------------    -----------   ----------   ----------    ----------
Income before income taxes and minority interest...        20,281         34,989       61,773       86,222        96,176
Minority interest..................................            --            955        3,492        7,768        10,011
                                                     ------------    -----------   ----------   ----------    ----------
Income before income taxes.........................        20,281         34,034       58,281       78,454        86,165
Provision for income taxes.........................         8,003         12,736       21,601       31,367        34,706
                                                     ------------    -----------   ----------   ----------    ----------
Net income.........................................  $     12,278    $    21,298   $   36,680   $   47,087    $   51,459
                                                     ============    ===========   ==========   ==========    ==========
Basic net income per share.........................  $       0.41    $      0.57   $     0.84   $     1.05    $     1.12
                                                     ============    ===========   ==========   ==========    ==========
Basic weighted average shares outstanding..........        30,162         37,398       43,740       45,015        46,048
                                                     ============    ===========   ==========   ==========    ==========
Diluted net income per share.......................  $       0.38    $      0.54   $     0.79   $     1.00    $     1.07
                                                     ============    ===========   ==========   ==========    ==========
Diluted weighted average shares outstanding........        32,523         39,496       46,367       47,052        47,948
                                                     ============    ===========   ==========   ==========    ==========

                                                                                DECEMBER 31,(1)
                                                         1996              1997         1998         1999           2000
                                                        ----              ----          ----         ----           ----
BALANCE SHEET DATA:
Working capital ...................................  $     52,436    $    22,045   $   47,851   $   73,651    $  115,745
Total assets.......................................       194,647        311,661      433,687      500,906       584,884
Long-term debt.....................................        26,705         49,844       90,928       79,690        58,316
Stockholders' equity...............................       116,758        191,720      248,180      311,839       394,122

(1) The financial information for the year ended December 31, 1996 includes the results of operations for certain companies (the "Founding Companies") that were combined when the Company was formed. The results of the Founding Companies are included only for periods after February 1996 when they were acquired by the Company in a combination (the "Combination") accounted for under Securities and Exchange Commission Staff Accounting Bulletin No. 48 simultaneously with the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2000, the Company provided dialysis and ancillary services to approximately 16,500 patients through 201 outpatient dialysis centers in 24 states, in addition to providing acute dialysis services in 112 hospitals. The Company also provides limited wound care and diabetic care services; however, as announced on September 20, 2000, the Company has determined to exit the wound care business by June 30, 2001.

         For the comparison discussion that follows, the selected financial data include the financial information of some companies acquired in previously reported transactions accounted for as poolings-of-interests. On April 11, 2000, the Company merged with Renal Disease Management by Physicians, Inc. in a transaction accounted for as a pooling-of-interests. Consistent with other pooling-of-interests transactions, the comparison discussion that follows includes financial information that include the combined results of Renal Care Group and Renal Disease Management by Physicians, Inc. Because the companies added in pooling transactions were independent and not operated by Renal Care Group's management before the dates of acquisition, the historical results of such companies before such times may not be indicative of future performance.

         Renal Care Group's net revenue has been derived primarily from the following sources:

         -       outpatient hemodialysis services;

         - ancillary services associated with outpatient dialysis, primarily the administration of EPO;

         -        home dialysis services;

         - inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

         - management contracts with hospital-based and medical university dialysis programs; and

         -        laboratory services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week in an outpatient setting, with reimbursement for these services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration. For the year ended December 31, 2000, approximately 58% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective on both January 1, 2000 and January 1, 2001, Congress increased the Medicare composite rate by 1.2% each year. An additional increase of 1.2% is scheduled to take effect April 1, 2001. The April 1, 2001 increase includes an adjustment factor that makes that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is a 2.4% effective increase for calendar year 2001. In light of the recommendations of PROPAC, management believes that an increase in the composite rate for 2002 is unlikely.

         The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. Certain other services, laboratory tests, and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO and certain physician-ordered tests provided to dialysis patients.

         For patients with private health insurance, dialysis is typically reimbursed at rates higher than Medicare during the first 30 months of treatment. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company. In February 2000, this manufacturer implemented a 3.9% increase in its price for EPO. Renal Care Group estimates that this price increase reduced its earnings per share by approximately $0.035 for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         On April 11, 2000, the Company merged with Renal Disease Management by Physicians, Inc. in a transaction accounted for as a pooling-of-interests, and on January 29, 1999 the Company merged with Dialysis Centers of America, Inc. in a transaction accounted for as a pooling-of-interests. The results of operations for all periods in the table below and in the period comparisons that follow reflect the historical operations of the Company combined with the operations of some companies acquired in transactions accounted for as poolings-of-interests, all as if they had occurred for all periods presented.

         During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9.2 million as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1.4 million, goodwill and property and equipment impairment charges of $6.0 million, severance costs of $1.2 million and other administrative charges of $600,000. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Currently, management expects to cease operations of the wound care business no later than the end of second quarter 2001. Current estimates indicate that the $9.2 million restructuring charge recorded during the third quarter was accurate and no subsequent adjustments have been made to the initial charge. As of December 31, 2000, the Company has $1.5 million of restructuring charge accruals remaining. Such amounts represent severance accruals of $860,000 and other accruals of $685,000, and are expected to be utilized as the Company completes its exit of the business. Expected future cash outlays represent severance costs for specific employees, certain contract termination costs and other related items.

         The following table sets forth, results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                     1998                       1999                       2000
                                                     ----                       ----                       ----
Net Revenue.............................   $  441,063     100.0%     $  541,895       100.0%     $ 622,575       100.0%
Patient care costs......................      292,113      66.2         351,367        64.8        402,009        64.6
General and administrative expenses.....       43,894      10.0          51,315         9.5         57,104         9.2
Provision for doubtful accounts.........       13,484       3.1          14,632         2.7         16,949         2.7
Depreciation and amortization...........       22,241       5.0          27,835         5.1         32,321         5.2
Restructuring charge....................          ---     ---               ---       ---            9,235         1.5
Merger expenses.........................        1,000       0.2           4,300         0.8          3,766         0.6
                                           ----------   -------      ----------    --------      ---------    --------
Total operating costs and expenses......      372,732      84.5         449,449        82.9        521,384        83.7
                                           ----------   -------      ----------    --------      ---------    --------
Income from operations..................       68,331      15.5          92,446        17.1        101,191        16.3
Interest expense, net...................        6,558       1.5           6,224         1.1          5,015         0.8
Minority interest.......................        3,492       0.8           7,768         1.4         10,011         1.6
                                           ----------   -------      ----------    --------      ---------    --------
Income before income taxes..............       58,281      13.2          78,454        14.5         86,165        13.8
                                           ----------   -------      ----------    --------      ---------    --------
Income tax expense......................       21,601       4.9          31,367         5.8         34,706         5.6
                                           ----------   -------      ----------    --------      ---------    --------
Net income..............................   $   36,680       8.3%     $   47,087         8.7%     $  51,459         8.3%
                                           ==========   =======      ==========    ========      =========    ========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Revenue. Net revenue increased from $541.9 million for the year ended December 31, 1999 to $622.6 million for the year ended December 31, 2000, an increase of $80.7 million, or 14.9%. This increase resulted primarily from a 9.2% increase in the number of treatments from 2,215,728 in 1999 to 2,418,619 in 2000. This growth in treatments was the result of the acquisition and development of various dialysis facilities and a 7.1% increase in same-center treatments for 2000 over 1999. In addition, average net revenue per dialysis treatment increased 5.9% from $237 in 1999 to $251 in 2000. The increase in revenue per treatment was due to an improvement in the Company's payor mix, the 1.2% increase in the Medicare ESRD composite rate, increases in the utilization of some drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $351.4 million for the year ended December 31, 1999 to $402.0 million for the year ended December 31, 2000, an increase of 14.4%. This increase was due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 64.8% in 1999 to 64.6% in 2000. Patient care costs per treatment increased 4.4% from $159 in 1999 to $166 in 2000. This increase was due to Amgen's 3.9% increase in the price of EPO, increased labor costs to address wage pressures in many of the Company's markets, the cost of providing in-house laboratory services and other health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $51.3 million for the year ended December 31, 1999 to $57.1 million for the year ended December 31, 2000, an increase of 11.3%. General and administrative expenses as a percentage of revenue decreased from 9.5% in 1999 to 9.2% in 2000, primarily as the result of the increase in net revenue for 2000.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $14.6 million in 1999 to $16.9 million in 2000, an increase of $2.3 million, or 15.8%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in both 1999 and 2000.

         Depreciation and Amortization. Depreciation and amortization increased from $27.8 million for the year ended December 31, 1999 to $32.3 million for the year ended December 31, 2000, an increase of 16.2%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during 2000. The charge results from the Company's decision to cease providing wound care services on or before June 30, 2001, and to focus on its core dialysis business. The restructuring charge principally represents impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges.

         Merger Expenses. Merger expenses of $3.8 million for the year ended December 31, 2000, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Renal Disease Management by Physicians, Inc.

         Income from Operations. Income from operations increased from $92.4 million for the year ended December 31, 1999 to $101.2 million for the year ended December 31, 2000, an increase of 9.5%. Income from operations as a percentage of net revenue decreased from 17.1% in 1999 to 16.3% in 2000 largely as a result of the restructuring charge and other factors discussed above.

         Interest Expense, Net. Interest expense of $5.0 million for the year-ended December 31, 2000 decreased $1.2 compared to $6.2 million for the year ended December 31, 1999. The decrease was principally the result of lower average borrowings during 2000.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly owned; whose financial results are included in the Company's consolidated results. Minority Interest as a percentage of net revenue increased to 1.6% in 2000 from 1.4% in 1999. This increase was the result of continued operational improvements in the operations of Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $31.4 million in 1999 to $34.7 million in 2000, an increase of 10.5%. The increase is a result of pre-tax earnings increasing by approximately 9.8%. In addition, the effective income tax rate of the Company increased from 40.0% to 40.3% in the current year largely as a result of non-deductible merger costs incurred during 2000.

         Net Income. Net income increased from $47.1 million in 1999 to $51.5 million in 2000, an increase of 9.3%. This increase is a result of the items discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Revenue. Net revenue increased from $441.1 million for the year ended December 31, 1998 to $541.9 million for the year ended December 31, 1999, an increase of $100.8 million, or 22.9%. This increase resulted primarily from a 15.3% increase in the number of treatments from 1,921,996 in 1998 to 2,215,728 in 1999. This growth in treatments is a result of the acquisition and development of various dialysis facilities and an 8.6% increase in same-center treatments for 1999 over 1998. In addition, average net revenue per dialysis treatment increased 6.3% from $223 in 1998 to $237 in 1999. The remaining revenue increase is a result of wound care and diabetes revenues and higher management fees. The increase in revenue per treatment was due to an improvement in the Company's payor mix, increases in the utilization of EPO and other drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs, and other medical supplies and operational costs of facilities. Patient care costs increased from $292.1 million for the year ended December 31, 1998 to $351.4 million for the year ended December 31, 1999, an increase of 20.3%. This increase was due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 66.2% in 1998 to 64.8% in 1999. Patient care costs per treatment increased 4.6% from $152 in 1998 to $159 in 1999. This increase was due to greater EPO and other drug utilization costs, the cost of providing in-house laboratory services and normal health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $43.9 million for the year ended December 31, 1998 to $51.3 million for the year ended December 31, 1999, an increase of 16.9%. General and administrative expenses as a percentage of revenue decreased from 10.0% in 1998 to 9.5% in 1999, primarily as the result of the increase in net revenue for 1999.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $13.5 million in 1998 to $14.6 million in 1999, an increase of $1.1 million, or 8.1%. The provision for doubtful accounts as a percentage of net revenue decreased from 3.1% in 1998 to 2.7% in 1999. The decrease in provision for doubtful accounts as a percentage of net revenue resulted primarily from improved collections of accounts receivable that were assumed in the Company's merger with Dialysis Centers of America, Inc. in January 1999.

         Depreciation and Amortization. Depreciation and amortization increased from $22.2 million for the year ended December 31, 1998 to $27.8 million for the year ended December 31, 1999, an increase of 25.2%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Merger Expenses. Merger expenses of $4.3 million for the year ended December 31, 1999, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Dialysis Centers of America.

         Income from Operations. Income from operations increased from $68.3 million for the year ended December 31, 1998 to $92.4 million for the year ended December 31, 1999, an increase of 35.3%. Income from operations as a percentage of net revenue increased from 15.5% in 1998 to 17.1% in 1999 as a result of the factors discussed above.

         Interest Expense, Net. Interest expense of $6.2 million for the year-ended December 31, 1999 decreased $400,000 compared to $6.6 million for the year ended December 31, 1998. The decrease was the result of both lower average borrowings and lower effective interest rates during 1999. The lower effective interest rates were the result of replacing debt assumed in the Dialysis Centers of America transaction with proceeds from Renal Care Group's credit facility combined with generally lower market interest rates in much of 1999.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly owned; whose financial results are included in the Company's consolidated results. Minority Interest as a percentage of net revenue increased to 1.4% in 1999 from 0.8% in 1998. This increase was the result of continued operational improvements in the operations of Renal Care Group's joint ventures, primarily those in Ohio and Oregon.

         Income Tax Expense. Income tax expense increased from $21.6 million in 1998 to $31.4 million in 1999, an increase of 45.4%. The increase is a result of pre-tax earnings increasing by approximately 34.6%. In addition, the effective income tax rate of the Company increased from 37.1% to 40.0% in the current year as a result of non-deductible merger costs incurred during 1999.

         Net Income. Net income increased from $36.7 million in 1998 to $47.1 million in 1999, an increase of 28.3%. This increase is a result of the above mentioned items.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At December 31, 2000, the Company's working capital was $115.7 million, cash and cash equivalents were $29.9 million, and the Company's current ratio was 2.2 to 1.0. Renal Care Group's working capital increased during the year primarily as a result of acquisitions and the increase in operating cash flows.

         Net cash provided by operating activities was $89.7 million for the year ended December 31, 2000. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $69.7 million for the year ended December 31, 2000. Cash used in investing activities consisted primarily of $28.1 million of cash paid for acquisitions, net of cash acquired, and $45.7 million of purchases of property and equipment, partially offset by $4.4 million in proceeds from the sale of property and equipment. Cash used in financing activities was $6.2 million for the year ended December 31, 2000. Cash provided by financing activities primarily reflects $20.2 million in net payments under Renal Care Group's line of credit, $2.9 million in proceeds from the issuance of long-term debt, $24.4 million in net proceeds from the issuance of common stock and payments of $13.2 million on the Company's long-term debt.

         On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provided for an increase in the credit facility from $125.0 million to $185.0 million through August 2000 at which point the lender commitments were reduced to $157.3 million. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans.

         The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group obtained lender commitments of $185.0 million that were reduced to $157.3 million in August 2000. Lender commitments will remain at $157.3 million through August 2001, and will then be reduced to $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As December 31, 2000, there was $54.0 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

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

         Capital expenditures of approximately $40.0 million to $45.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2001. The Company expects that these capital expenditures will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

NEWLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" in March 2000. This Interpretation was effective July 1, 2000, and covers specific events that occur after either December 15, 1998 or January 12, 2000. The Interpretation addresses and further clarifies certain aspects of APB 25 such as: the definition of an employee, criteria for determining whether a plan qualifies as non-compensatory, the accounting consequences of various modifications to the terms of previously granted stock options, or awards, and the accounting for an exchange of stock compensation awards in a business combination. Renal Care Group, Inc. has adopted this interpretation, and management believes it is in compliance with such requirements.

IMPACT OF INFLATION

         A substantial portion of Renal Care Group's net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. Renal Care Group is unable to increase the amount it receives for the services provided by its dialysis business that are reimbursed under the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates, may adversely affect Renal Care Group's results of operations, financial condition and business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Report:

                                                                                                                    PAGE
                                                                                                                    ----
         (1)     Index To Consolidated Financial Statements
                 Report of Ernst & Young LLP, Independent Auditors.............................................      F-1

                 Consolidated Balance Sheets at December 31, 1999
                 and 2000......................................................................................      F-2

                 Consolidated Income Statements for the years
                 ended December 31, 1998, 1999, and 2000.......................................................      F-4

                 Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1998, 1999, and 2000.........................................      F-5

                 Consolidated Statements of Cash Flows for the years
                 ended December 31, 1998, 1999, and 2000.......................................................      F-6

                 Notes to Consolidated Financial Statements....................................................      F-8

         (2)     Index to Consolidated Financial Statement Schedules.

                 Report of Ernst & Young LLP, Independent Auditors.............................................     F-25

                 Schedule II - Consolidated Schedule-Valuation
                 and Qualifying Accounts.......................................................................     F-26

         (3)     The Exhibits are listed in the Index of Exhibits Required by
                 Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

(b)               The Company filed a current report on Form 8-K on October 3, 2000.
                  The Company filed a current report on Form 8-K on October 10, 2000.
                  The Company filed a current report on Form 8-K on December 14, 2000.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 1999 and 2000, and the related consolidated income statements, statements of stockholders' equity, and statements of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 1999 and 2000 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         /s/ ERNST & YOUNG LLP



Nashville, Tennessee
February 23, 2001

                             RENAL CARE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31
                                                                                                       -----------
                                                                                                    1999          2000
                                                                                                  ----          ----
                                                                                                    (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents............................................................    $      16,104    $   29,902
   Accounts receivable, less allowance for doubtful accounts of
      $40,876 in 1999 and $47,392 in 2000...............................................          103,230       122,816
   Inventories..........................................................................           12,654        12,881
   Prepaid expenses and other current assets............................................           13,431        19,188
   Income taxes receivable..............................................................            1,511         5,425
   Deferred income taxes................................................................           17,531        26,125
                                                                                            -------------    ----------
        Total current assets............................................................          164,461       216,337
Property, plant and equipment, net......................................................          123,963       139,573
Goodwill and other intangibles, net.....................................................          207,374       223,609
Other assets............................................................................            5,108         5,365
                                                                                            -------------    ----------
        Total assets....................................................................    $     500,906    $  584,884
                                                                                            =============    ==========


          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                                       DECEMBER 31
                                                                                                       -----------
                                                                                                   1999          2000
                                                                                                   ----          ----
                                                                                                    (IN THOUSANDS,
                                                                                                 EXCEPT PER SHARE DATA)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................    $      22,451    $   25,951
   Accrued compensation.................................................................           18,816        28,714
   Due to third-party payors............................................................           22,277        27,050
   Accrued expenses and other current liabilities.......................................           17,607        18,401
   Current portion of long-term debt....................................................            9,659           476
                                                                                            -------------    ----------
        Total current liabilities.......................................................           90,810       100,592
Long-term debt, net of current portion..................................................           79,690        58,316
Deferred income taxes...................................................................            9,861        20,470
Minority interest.......................................................................            8,706        11,384
                                                                                            -------------    ----------
        Total liabilities...............................................................          189,067       190,762
                                                                                            -------------    ----------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $0.01 par value, 10,000 shares authorized, none issued..............               --            --
   Common Stock, $0.01 par value, 90,000 shares authorized,
      45,320 and 47,087 shares issued and outstanding at
      December 31, 1999 and 2000, respectively..........................................              453           471
   Additional paid-in capital...........................................................          203,932       234,738
   Retained earnings....................................................................          107,454       158,913
                                                                                            -------------    ----------
      Total stockholders' equity........................................................          311,839       394,122
                                                                                            -------------    ----------
      Total liabilities and stockholders' equity........................................    $     500,906    $  584,884
                                                                                            =============    ==========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                         CONSOLIDATED INCOME STATEMENTS


                                                                                           YEAR ENDED DECEMBER 31
                                                                                           ----------------------
                                                                                     1998          1999         2000
                                                                                     ----          ----         ----
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue....................................................................   $  441,063    $  541,895    $  622,575
Operating costs and expenses:
   Patient care costs..........................................................      292,113       351,367       402,009
   General and administrative expenses.........................................       43,894        51,315        57,104
   Provision for doubtful accounts.............................................       13,484        14,632        16,949
   Depreciation and amortization...............................................       22,241        27,835        32,321
   Restructuring charge........................................................           --            --         9,235
   Merger expenses.............................................................        1,000         4,300         3,766
                                                                                  ----------    ----------    ----------
        Total operating costs and expenses.....................................      372,732       449,449       521,384
                                                                                  ----------    ----------    ----------
Income from operations.........................................................       68,331        92,446       101,191
Interest expense, net..........................................................        6,558         6,224         5,015
                                                                                  ----------    ----------    ----------
      Income before income taxes and minority interest.........................       61,773        86,222        96,176
Minority interest..............................................................        3,492         7,768        10,011
                                                                                  ----------    ----------    ----------
      Income before income taxes...............................................       58,281        78,454        86,165
Provision for income taxes.....................................................       21,601        31,367        34,706
                                                                                  ----------    ----------    ----------
      Net income...............................................................   $   36,680    $   47,087    $   51,459
                                                                                  ==========    ==========    ==========
Net income per share:
   Basic......................................................................    $     0.84     $    1.05    $     1.12
                                                                                  ==========     =========    ==========
   Diluted.....................................................................   $     0.79    $     1.00    $     1.07
                                                                                  ==========    ==========    ==========
Weighted average shares outstanding:
   Basic.......................................................................       43,740        45,015        46,048
                                                                                  ==========    ==========    ==========
   Diluted.....................................................................       46,367        47,052        47,948
                                                                                  ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                              COMMON STOCK          ADDITIONAL                     TOTAL
                                                               ------------          PAID-IN       RETAINED    STOCKHOLDERS'
                                                           SHARES       AMOUNT       CAPITAL       EARNINGS       EQUITY
                                                           ------       ------       -------       --------       ------
Balance at December 31, 1997.........................      40,853  $       408    $  167,625    $   23,687    $  191,720
   Issuance of common stock in acquisitions..........          56            1         1,126            --         1,127
   Net income........................................          --           --            --        36,680        36,680
   Common stock issued and
      related income tax benefit.....................       1,247           13        17,354            --        17,367
   Equity acquired in business combination...........       2,335           23           843            --           866
                                                        ---------  -----------    ----------    ----------     ---------
Balance at December 31, 1998.........................      44,491          445       186,948        60,367       247,760
   Issuance of common stock in acquisitions..........          99            1         2,999            --         3,000
   Net income........................................          --           --            --        47,087        47,087
   Common stock issued and
      related income tax benefit.....................         730            7        13,985            --        13,992
                                                        ---------  -----------    ----------    ----------     ---------
Balance at December 31, 1999.........................      45,320          453       203,932       107,454       311,839
                                                        ---------  -----------    ----------    ----------     ---------
   Net income........................................          --           --            --        51,459        51,459
   Common stock issued and
      related income tax benefit.....................       1,767           18        30,806            --        30,824
                                                        ---------  -----------    ----------    ----------    ----------
   Balance at December 31, 2000......................      47,087  $       471    $  234,738    $  158,913    $  394,122
                                                        =========  ===========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                                       ----------------------
                                                                                   1998          1999         2000
                                                                                   ----          ----         ----
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................................   $     36,680    $     47,087   $     51,459
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization.........................................         22,241          27,835         32,321
   Loss on sale of property and equipment................................            328             362            567
   Income applicable to minority interest................................          3,492           7,768         10,011
   Distributions to minority shareholders................................             --          (4,231)        (7,333)
   Deferred income taxes.................................................            (38)         (6,793)         2,015
   Loss from restructuring...............................................             --              --          9,235
   Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable..............................................        (26,004)        (16,237)       (20,863)
        Inventories......................................................         (2,107)         (3,480)           113
        Prepaid expenses and other current assets........................         (3,418)         (3,698)        (5,757)
        Accounts payable.................................................          3,688           1,551          3,500
        Accrued compensation.............................................          1,913           3,433          9,898
        Due to third-party payors........................................          6,307           5,209          4,773
        Accrued expenses and other current liabilities...................            680             842         (2,749)
        Income taxes.....................................................          6,555           4,190          2,511
                                                                            ------------    ------------   ------------
         Net cash provided by operating activities.......................         50,317          63,838         89,701
INVESTING ACTIVITIES
Proceeds from sale of property and equipment.............................            162             336          4,390
Purchases of property and equipment......................................        (30,550)        (45,963)       (45,741)
Cash paid for acquisitions, net of cash acquired.........................        (57,806)        (17,158)       (28,063)
Advances to investees....................................................         (1,614)             --             --
Maturity of investments, net.............................................          3,625              --             --
Increase (decrease) in other assets......................................         (2,138)          1,968           (331)
                                                                            -------------   ------------   -------------
         Net cash used in investing activities...........................        (88,321)        (60,817)       (69,745)
FINANCING ACTIVITIES
Net borrowings (payments) under line of credit...........................         48,653          11,728        (20,229)
Payments on long-term debt...............................................        (12,000)        (27,975)       (13,207)
Proceeds from issuance of long-term debt.................................            468           1,872          2,879
Net proceeds from issuance of common stock...............................         11,288           6,372         24,399
                                                                            ------------    ------------   ------------
        Net cash provided by (used in) financing activities..............         48,409          (8,003)        (6,158)
Increase (decrease) in cash and cash equivalents.........................         10,405          (4,982)        13,798
Cash and cash equivalents, at beginning of year..........................         10,681          21,086         16,104
                                                                            ------------    ------------   ------------
Cash and cash equivalents, at end of year................................   $     21,086    $     16,104   $     29,902
                                                                            ============    ============   ============

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31
                                                                                  1998          1999         2000
                                                                                  ----          ----         ----
                                                                                           (IN THOUSANDS)

DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest...........................................................   $      6,452    $      6,603   $      5,237
                                                                            ============    ============   ============
      Income taxes.......................................................   $     15,362    $     30,497   $     32,768
                                                                            ============    ============   ============
DISCLOSURES OF BUSINESS ACQUISITIONS:
   Fair value of assets acquired.........................................   $     70,370    $     20,428   $     29,721
   Liabilities assumed...................................................         11,437             270          1,658
   Common stock issued...................................................          1,127           3,000             --
                                                                            ------------    ------------   ------------

      Cash paid for acquisitions, net of cash acquired...................   $     57,806    $     17,158   $     28,063
                                                                            ============    ============   ============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1. ORGANIZATION

Renal Care Group, Inc. (the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 2000, the Company provided dialysis and ancillary services to approximately 16,500 patients through 201 outpatient dialysis centers in 24 states. In addition to its outpatient dialysis center operations as of December 31, 2000, the Company provided acute dialysis services through contractual relationships with 112 hospitals.

As discussed in Note 3, on April 11, 2000, the Company merged with Renal Disease Management by Physicians, Inc. ("RDM") in a business combination accounted for as a pooling-of-interests. RDM became a wholly-owned subsidiary of the Company through the exchange of approximately 556,000 shares of the Company's common stock for all of the outstanding common stock of RDM. The Company's consolidated financial statements included herein give retroactive effect to this transaction and include the combined operations of the Company and RDM for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and majority-owned subsidiaries over which the Company exercises control, and for which control is other than temporary. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash in financial institutions that are federally insured and limits the amount of credit exposure with any one financial institution.

ACCOUNTS RECEIVABLE

The Company's primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages its accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Receivables from Medicare and Medicaid represented 53% and 57% of gross accounts receivable at December 31, 1999 and 2000, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company's operations. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and, except as referenced in Note 12, is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

GOODWILL AND OTHER INTANGIBLES (IN THOUSANDS)

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill net of accumulated amortization was $198,265 and $221,699 at December 31, 1999 and 2000, respectively. The Company allocates a portion of the purchase price to non-competition agreements based on the estimated fair value of such agreements. Goodwill and non-competition agreements are amortized on a straight-line basis over a period of 40 years and the life of the agreements, respectively. These amortization periods equate to a blended average of 35 years. Accumulated amortization of goodwill and other intangibles was $20,339 and $26,299 at December 31, 1999 and 2000, respectively.

MINORITY INTEREST

Minority interest represents the proportionate equity interest of other partners and stockholders in the Company's consolidated entities, which are not wholly owned. As of December 31, 2000, the Company was the majority partner in 19 joint venture partnerships.

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

Medicaid

Medicaid is a state-administered program with reimbursements varying by state. The Medicaid programs are separately administered in each state in which the Company operates, and they reimburse the Company predominantly on a prospective payment system for dialysis services rendered.

Other

Other payments from patients, commercial insurers and other third-party payors are received pursuant to a variety of reimbursement arrangements, which generally provide for higher payments than those received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid at established rates approximated 64%, 61% and 58% of net revenue for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value. Accounts receivable are usually unsecured.

Long-Term Debt

Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the consolidated balance sheets for long-term debt approximate fair value.

CONCENTRATION OF CREDIT RISKS

The administration of erythropoietin ("EPO") is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 23%, 26% and 26% of the net revenue of the Company for the years ended December 31, 1998, 1999, and 2000 respectively. EPO is produced by a single manufacturer.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Except for goodwill and property and equipment impairment discussed in Note 4, as of December 31, 2000, in the opinion of management, there has been no other impairment.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the net results of operations as previously reported.

3. BUSINESS ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

POOLING-OF-INTEREST TRANSACTION

On January 27, 2000, the Company entered into a definitive agreement to merge with RDM. The transaction was consummated on April 11, 2000. In connection with the merger, each share of RDM common stock was converted on a tax-deferred basis into approximately 0.10 shares of the Company's common stock. Prior to conversion at December 31, 1999, approximately 5,386 shares of RDM common stock were outstanding. As a result, the Company issued approximately 556 shares of common stock in the merger. RDM owned and operated six dialysis centers and provided acute dialysis services through contractual relationships with six hospitals. RDM conducted its business in the Youngstown, Ohio market. The RDM merger has been accounted for as a pooling-of-interests, and as such, the Company's consolidated financial statements included herein give retroactive effect to the RDM merger for all periods presented.

The following is a summary of the results of operations of the separate entities:

                                            RCG
                                         (PRIOR TO
                                     POOLING-OF-INTEREST
                                        TRANSACTION)          RDM              COMBINED
                                        -------------         ---              --------
2000
   Net revenue ....................        $617,215        $     5,360         $622,575
                                           ========        ===========         ========
   Income (loss) from operations ..        $101,230        $       (39)        $101,191
                                           ========        ===========         ========
   Net income (loss) ..............        $ 51,665        $      (206)        $ 51,459
                                           ========        ===========         ========
1999
   Net revenue ....................        $520,607        $    21,288         $541,895
                                           ========        ===========         ========
   Income from operations .........        $ 92,308        $       138         $ 92,446
                                           ========        ===========         ========
   Net income (loss) ..............        $ 48,461        $    (1,374)        $ 47,087
                                           ========        ===========         ========
1998
   Net revenue ....................        $420,694        $    20,369         $441,063
                                           ========        ===========         ========
   Income (loss) from operations ..        $ 68,479        $      (148)        $ 68,331
                                           ========        ===========         ========
   Net income (loss) ..............        $ 37,402        $      (722)        $ 36,680
                                           ========        ===========         ========



2000 ACQUISITIONS

During 2000, the Company completed three acquisitions accounted for under the purchase method of accounting. All such transactions involved the acquisition of entities that provided care to ESRD patients through owned hemodialysis facilities or acute in-patient dialysis services.

The Company's three acquisitions that were accounted for under the purchase method of accounting in 2000 resulted in goodwill and other intangibles of approximately $27,832. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.

                                                                        2000
                                                                        ----

         Number of shares issued............................                --
                                                                   -----------
         Estimated value of shares issued...................       $        --
         Cash consideration.................................            28,063
                                                                   -----------
         Aggregate purchase price...........................       $    28,063
                                                                   ===========

1999 ACQUISITIONS

During 1999, the Company completed four acquisitions accounted for under the purchase method of accounting. All such transactions involved the acquisition of entities that provided care to ESRD patients through owned hemodialysis facilities or acute in-patient dialysis services.

The Company's four acquisitions that were accounted for under the purchase method in 1999 resulted in goodwill and other intangibles of approximately $18,841. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.

                                                                        1999
                                                                        ----

         Number of shares issued.........................                       99
                                                                   ---------------
         Estimated value of shares issued................          $         3,000
         Cash consideration..............................                   17,158
                                                                   ---------------
         Aggregate purchase price........................          $        20,158
                                                                   ===============

1998 ACQUISITIONS

During 1998, the Company completed multiple acquisitions of companies that owned hemodialysis facilities providing care to ESRD patients as well as providing acute hospital in-patient dialysis services. The Company also acquired a wound care and diabetic services business during this period. The majority of the 1998 acquisitions were accounted for under the purchase method of accounting; however, two of these transactions were accounted for using the pooling-of-interests method.

Effective January 1, 1998, the Company merged with companies that owned nine dialysis facilities located in Arkansas, Oklahoma and Missouri. In addition to the services provided to patients in these facilities, the merged entities provided acute, in-patient dialysis treatment to six hospitals. Additionally, effective April 1, 1998, the Company merged with companies that owned four dialysis facilities in Missouri. These facilities also provided acute, in-patient dialysis treatment to three hospitals. Consideration provided by the Company in these transactions was 2,335 shares of the Company's common stock. Both transactions were accounted for as pooling-of-interests transactions. The consolidated financial statements have not been restated for these transactions as the effects are not considered material. Accordingly, the results of the combined operations of these entities, reported in the accompanying consolidated financial statements, commence on the effective date of each transaction.

Effective February 1, 1998, the Company formed a joint venture in Portland, Oregon, for purposes of operating six dialysis facilities and a home dialysis program. The Company acquired an 80% interest in the joint venture, with an equivalent share of voting rights for cash.

As previously indicated, during 1998, the Company completed several other acquisitions. These transactions were accounted for under the purchase method, and the Company recorded goodwill other intangibles of approximately $58,496. Goodwill and other intangibles are being amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired companies beginning with the effective date of each transaction.

The purchase price of 1998 acquisitions is summarized as follows:

                                                                       1998
                                                                       ----

         Number of shares issued........................                       56
                                                                  ---------------
         Estimated value of shares issued...............          $         1,127
         Cash consideration.............................                   57,806
                                                                  ---------------
         Aggregate purchase price.......................          $        58,933
                                                                  ===============

PRO FORMA DATA (UNAUDITED)

The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired entities, as if each of the acquisitions had been consummated as of the beginning of the period, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

                                                                       1998               1999               2000
                                                                       ----               ----               ----

         Pro forma net revenue............................       $       475,782    $        574,294    $       640,699
                                                                 ===============    ================    ===============
         Pro forma net income.............................       $        39,926    $         48,267    $        51,974
                                                                 ===============    ================    ===============
         Pro forma net income per share
            Basic.........................................       $          0.91    $           1.07    $          1.13
                                                                 ===============    ================    ===============
            Diluted.......................................       $          0.86    $           1.02    $          1.08
                                                                 ===============    ================    ===============

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4.       RESTRUCTURING CHARGE (IN THOUSANDS)

     During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Currently, management expects to cease operations of the wound care business no later than the end of second quarter 2001. Current estimates indicate that the $9,235 restructuring charge recorded during the third quarter was accurate and no subsequent adjustments have been made to the initial charge. The following summarizes this restructuring charge:


                                                                                                 BALANCE IN ACCRUED EXPENSES
                                                                     AMOUNT OF RESTRUCTURING                AS OF
                                                                              CHARGE                  DECEMBER 31, 2000
                                                                     -----------------------     ---------------------------
         Early contract termination costs                                     $ 1,377                       $    --
         Goodwill and property and equipment impairment                         5,973                            --
         Accrued severance costs                                                1,200                           860
         Other accrued costs                                                      685                           685
                                                                              -------                       -------
                                                                              $ 9,235                       $ 1,545
                                                                              =======                       =======

5. PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS)

Property, plant and equipment consist of the following:

                                                                                                 DECEMBER 31,
                                                                                                 ------------
                                                                                           1999                 2000
                                                                                           ----                 ----

         Medical equipment.............................................       $            70,040    $           83,069
         Computer software and equipment...............................                    31,510                38,998
         Furniture and fixtures........................................                    15,313                19,195
         Leasehold improvements........................................                    39,659                49,407
         Buildings.....................................................                    14,801                16,118
         Construction-in-progress......................................                     3,422                 6,101
                                                                              -------------------    ------------------
                                                                                          174,745               212,888
         Less accumulated depreciation.................................                   (50,782)              (73,315)
                                                                              -------------------    ------------------
                                                                              $           123,963    $          139,573
                                                                              ===================    ==================

Depreciation expense was $15,151, $19,459, and $24,673 for the years ended December 31, 1998, 1999 and 2000, respectively.

6.  LONG-TERM DEBT (IN THOUSANDS)

Long-term debt consists of the following:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                           1999           2000
                                                                         -------        -------
          Line of credit, bearing interest at LIBO rate
          (6.98% and 7.48% at December 31, 1999
             and 2000, respectively) .................................   $74,228        $54,000
          Note payable - bank, bearing interest at variable rates
             (8.75% at December 31, 1999) ............................     7,833             --
          Subordinated notes, bearing interest at 7.0% ...............     4,129             --
          Equipment note payable .....................................     2,120          1,874
          Other ......................................................     1,039          2,918
                                                                         -------        -------

                                                                          89,349         58,792
          Less current portion .......................................     9,659            476
                                                                         -------        -------
                                                                         $79,690        $58,316
                                                                         =======        =======

LINE OF CREDIT

On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement effectively raising its credit facility to $185,000. In accordance with the loan agreement, in August 2000 lender commitments were reduced to $157,300. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital, and general corporate purposes. No more than $25,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, the Company may borrow up to $5,000 in swing line loans. The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from
0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratio tiers.

Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. The Company originally obtained lender commitments of $185,000 that were reduced to $157,300 in August 2000. The lender commitments remain at $157,300 through August 2001, and are then reduced to $129,500 through August 2002 and $101,800 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. At December 31, 2000, there was $54,000 outstanding under this agreement. The Company had $103,000 available under this agreement at December 31, 2000

The Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under its guaranty, are secured by a pledge of the equity interests held by the Company in each of its subsidiaries. Financial covenants are customary for the amount and duration of this commitment. The Company was in compliance with all such covenants at December 31, 2000.

NOTE PAYABLE - BANK

On November 30, 1997, the Company entered into a financing agreement (the "Bank Agreement") with a bank. The Bank Agreement provides for a line of credit facility, a term loan facility and a revolver advance facility. Borrowings under the Bank Agreement are collateralized by the Company's assets. The term loan provided an initial borrowing of $10,000 and bears interest, payable monthly, at a floating rate, based upon the bank's prime lending rate or LIBOR. The rate is adjusted further by the results of certain financial ratios as defined in the Bank Agreement. The term loan proceeds are restricted by the Bank Agreement for the repurchase of common stock from certain investors.

The Revolver advance facility provides for borrowings up to $7,500 and bears interest consistent with the rate of the Term Loan. The use of proceeds is restricted for acquisitions, as defined in the Bank Agreement. The bank must approve any borrowings that increase the total amount outstanding under the facility in excess of $1,000. The Revolver, which expires October 31, 2002, had no amounts outstanding as of December 31, 2000.

Effective August 19, 1999, the Company entered into a First Amendment to the Bank Agreement that extended the expiration of the line of credit to January 31, 2000. Effective October 5, 1999, the Company entered into a Second Amendment to the Bank Agreement. The Second Amendment, which eliminates any additional borrowings previously available under the Bank Agreement, adjusted the payment terms of the term note facility to monthly principal payments of $83, with a final balloon payment of $7,833 due January 31, 2000. This due date was subsequently extended to March 31, 2000.

SUBORDINATED NOTES PAYABLE

Subordinated notes include five separate debt instruments totaling $3,593 issued in conjunction with certain dialysis center acquisitions and $536 issued in 1998 as payment of contingent purchase price relating to past acquisitions. The subordinated notes totaling $3,593 are due in five equal annual installments commencing three years after the date of the acquisitions through 2004. Such amounts are subordinated to other debt of the Company. Each of the notes bears interest, payable annually at 7.0%. The subordinated notes issued in 1998 as payment of the contingent purchase price also bear interest at 7.0%, payable annually. These notes are due in five equal annual installments through 2005 and are subordinated to other debt of the Company.

EQUIPMENT NOTE PAYABLE

The equipment note payable is to a vendor for certain equipment and software purchased by the Company. The note is payable in monthly installments through 2005.

OTHER

The other long-term debt consists of notes maturing at various times through April 2015.

The aggregate maturities of long-term debt at December 31, 2000 are as follows:

                               2001...............          $    476
                               2002...............               725
                               2003...............            54,438
                               2004...............               359
                               2005...............               363
                               Thereafter.........             2,431
                                                            --------
                                                            $ 58,792
                                                            ========

Subsequent to the RDM merger, borrowings under the Company's $185,000 credit facility were used to repay the $7,833 note payable to bank, $4,129 of subordinated notes and $918 of other debt, all of which was assumed in the RDM merger.


7. INCOME TAXES (IN THOUSANDS)

The provision for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                       1998             1999            2000
                                                     --------         --------         -------
          Current:
             Federal ........................        $ 19,969         $ 35,265         $30,012
             State and local ................           1,670            2,895           2,679
                                                     --------         --------         -------
                                                       21,639           38,160          32,691
                                                     --------         --------         -------
          Deferred:
             Federal ........................              72           (6,477)          1,781
             State and local ................            (110)            (316)            234
                                                     --------         --------         -------
                                                          (38)          (6,793)          2,015
                                                     --------         --------         -------
              Provision for income taxes ....        $ 21,601         $ 31,367         $34,706
                                                     ========         ========         =======

At December 31, 2000, the Company has net operating loss carryforwards of approximately $79,397 for state income tax purposes that expire in years 2001 through 2016. The utilization of the state net operating loss carryforwards may be limited in future years due to the profitability of certain subsidiary corporations. Therefore, the Company has recorded a valuation allowance of $2,894 against the deferred tax asset attributable to the state net operating loss carryforwards. This represents an increase in the valuation allowance of $862.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's deferred tax liabilities and assets are as follows:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                         1999             2000
                                                                       --------         --------
          Deferred tax assets:
             Net operating loss carryforwards .................        $  2,032         $  2,894
             Allowance for doubtful accounts ..................          14,733           14,695
             Accrued vacation and other accrued liabilities ...           4,976            8,288
             Other ............................................             230              249
             Less: Valuation allowance ........................          (2,032)          (2,894)
                                                                       --------         --------
                                                                         19,939           23,232
                                                                       --------         --------
          Deferred tax liabilities:
             Depreciation .....................................           5,098            6,626
             Cash to accrual adjustments (Section 481) ........             434              216
             Amortization .....................................           6,170            8,662
             Investments in partnerships ......................             567            2,073
                                                                       --------         --------
                                                                         12,269           17,577
                                                                       --------         --------
          Net deferred tax asset ..............................        $  7,670         $  5,655
                                                                       ========         ========

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                       1998                1999            2000
                                                                       ----                ----            ----
         U.S. federal income tax rate............                      35.0%              35.0%              35.0%
         State income tax, net of federal
           income tax benefit....................                       0.1                2.5                3.0
         Increase in valuation allowances........                       1.6                0.3                1.0
         Other...................................                       0.4                2.2                1.3
                                                                       ----               ----               ----
         Effective income tax rate...............                      37.1%              40.0%              40.3%
                                                                       ====               ====               ====

8. STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT PER SHARE DATA)

STOCK OPTION PLANS

As of December 31, 2000, the Company had six stock option plans. The Company also issues options outside of these plans known as Free Standing Options. Options issued as Free Standing are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 1999 and 1996 Plans have similar terms and purposes. Specifically, options under each of these plans are available for grant to eligible employees and other key persons, the options vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 1999 and 1996, respectively, and have 2,500 and 6,000 shares of common stock reserved for issuance, respectively.

Options issued under the Equity Compensation Plan ("Equity Plan") are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. This plan was adopted by Dialysis Centers of America, Inc. in 1995 and there are 350 shares of common stock reserved for issuance.

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

Options issued under the RDM Plan are for directors, offices, and other key persons. These options vest immediately upon grant and have a term of 5 to 10 years from the date of issuance. The plan was adopted by RDM in 1997 and there are 109 shares of common stock reserved for issuance

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 1997 through December 31, 2000:

                                                                                                                  WEIGHTED
                                          1999      1996                                                          AVERAGE
                              FREE      EMPLOYEE  EMPLOYEE  EQUITY   1994   DIRECTORS  RDM        EXERCISE        EXERCISE
                            STANDING      PLAN      PLAN     PLAN    PLAN      PLAN    PLAM     PRICE RANGE         PRICE
Balance at
   December 31, 1997 ....     1,843         --      3,667      69      164        6      48     $ 0.11 - 25.58    $   10.38
   Granted ..............        --         --      2,128      --       --       11      10      20.00 - 29.50        22.05
   Exercised ............      (383)        --       (617)     --     (139)      (6)     --       0.89 - 22.75         8.93
   Forfeited ............       (10)        --       (165)     (5)      (2)      --      --       3.33 - 25.58        15.71
                             ------      -----     ------     ---     ----     ----     ---
Balance at
   December 31, 1998 ....     1,450         --      5,013      64       23       11      58       0.11 - 29.50        14.30
   Granted ..............       536        939        235      --       --       23       7      16.63 - 28.50        18.12
   Exercised ............       (82)        --       (305)    (36)      --       --      --       0.11 - 22.00        11.99
   Forfeited ............        --         --       (142)    (10)      --       --      --       3.33 - 24.67        17.85
                             ------      -----     ------     ---     ----     ----     ---
Balance at
   December 31, 1999 ....     1,904        939      4,801      18       23       34      65       3.33 - 29.50        15.17
   Granted ..............        --      1,538        350      --       --       22      --      15.94 - 29.03        16.08
   Exercised ............      (419)       (82)    (1,092)     --       (6)      --     (39)      3.33 - 23.25        13.66
   Forfeited ............       (19)       (20)      (202)     --       --       --      --       8.00 - 29.03        19.11
                             ------      -----     ------     ---     ----     ----     ---
Balance at
   December 31, 2000 ....     1,466      2,375      3,857      18       17       56      26     $ 3.33 - 29.50    $   15.65
                             ======      =====     ======     ===     ====     ====     ===
Available for Grant at
   December 31, 2000 ....       296         43         14      10      463      163      44
                             ======      =====     ======     ===     ====     ====     ===
Exercisable at
   December 31, 2000 ....     1,065        417      2,149      18       16       56      20                       $   13.95
                             ======      =====     ======     ===     ====     ====     ===                       =========

Exercisable at
   December 31, 1999 ....     1,295        188      2,165      12       23       34      35
                             ======      =====     ======     ===     ====     ====     ===
Exercisable at
   December 31, 1998 ....       995         --      1,368      55        8       11      22
                             ======      =====     ======     ===     ====     ====     ===

The weighted-average fair value of options granted during 1998, 1999, and 2000 is $8.93, $7.88 and $7.71 respectively.

The following table summarizes information about fixed stock options outstanding at December 31, 2000.


                               NUMBER             WEIGHTED                               NUMBER
                           OUTSTANDING AS         AVERAGE           WEIGHTED        EXERCISABLE AS        WEIGHTED
         RANGE OF          OF DECEMBER 31,        REMAINING          AVERAGE         OF DECEMBER 31,      AVERAGE
      EXERCISE PRICES           2000          CONTRACTUAL LIFE   EXERCISE PRICE           2000         EXERCISE PRICE
    ----------------------------------------------------------------------------------------------------------------------

    $ 3.33 -  $ 8.00           1,377                 4.97              $ 5.67              1,237           $    5.45
    $10.16 -  $15.94           2,983                 8.28              $15.13                917           $   14.07
    $16.09 -  $22.00           3,212                 7.90              $19.70              1,432           $   20.18
    $22.75 -  $29.50             243                 7.77              $24.98                155           $   24.80
    ----------------------------------------------------------------------------------------------------------------------
    $ 3.33 -  $29.50           7,815                 7.52              $15.65              3,741           $   13.95
    ======================================================================================================================


Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for:

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                     1998               1999                2000
                                                                     ----               ----                ----
         Expected volatility...........................               33.0%              40.0%               45.0%
         Expected dividend yield.......................                None               None                None
         Risk-free interest rate.......................                5.5%               5.5%               6.25%
Expected life of options...............................             5 years            5 years             5 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                            1998              1999           2000
                                                                            ----              ----           ----

         Net income..........................................          $       36,680    $      47,087    $      51,459
         Pro forma compensation expense from
            stock options, net of taxes......................                   4,469            5,979            6,304
                                                                       --------------    -------------    -------------
         Pro forma net income................................          $       32,211    $      41,108    $      45,155
                                                                       ==============    =============    =============
         Pro forma net income per share
            Basic............................................          $         0.74    $        0.91    $        0.98
                                                                       ==============    =============    =============
            Diluted..........................................          $         0.69    $        0.87    $        0.94
                                                                       ==============    =============    =============

WARRANTS

At December 31, 2000, the Company has outstanding warrants to purchase an aggregate of 468 shares of common stock that were issued in 1994 and 1995. These warrants have a term of ten years from the date of issuance and an exercise price of $4.44 per warrant.

9. OPERATING LEASES (IN THOUSANDS)

The Company rents office and medical facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 2000, future minimum rental payments under noncancelable operating leases with terms of one year or more consist of the following:

                                   2001...................      $     16,840
                                   2002...................            15,222
                                   2003...................            13,703
                                   2004...................            12,898
                                   2005...................            11,012
                                   Thereafter.............            33,921
                                                                ------------
                                                                $    103,596
                                                                ============

Rent expense was $13,012, $17,189, and $19,164 for the years ending December 31, 1998, 1999 and 2000, respectively.

10. EMPLOYEE BENEFIT PLANS (IN THOUSANDS)

DEFINED CONTRIBUTION PLANS

The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $1,216, $1,532, and $1,734 for the years ended December 31, 1998, 1999 and 2000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, on December 31, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year (grant date) or December 31 (exercise date). A total of 675 shares are available for purchase under the plan. At December 31, 1999 and 2000, $1,377 and $1,331, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

11. EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE DATA)

In accordance with SFAS No. 128, basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

                                                                                   1998            1999           2000
                                                                                   ----            ----           ----
Numerator:
   Numerator for basic and diluted net income per share.....................    $    36,680     $   47,087     $    51,459
Denominator:
   Denominator for basic net income per share-weighted-average shares.......         43,740         45,015          46,048
   Effect of dilutive securities:
      Stock options.........................................................          2,065          1,529           1,498
      Warrants..............................................................            562            508             402
                                                                                -----------     ----------     -----------
   Denominator for diluted net income
      per share-adjusted weighted-average shares and assumed conversions....         46,367         47,052          47,948
                                                                                ===========     ==========     ===========
Basic net income per share..................................................    $      0.84     $     1.05     $      1.12
                                                                                ===========     ==========     ===========
Diluted net income per share................................................    $      0.79     $     1.00     $      1.07
                                                                                ===========     ==========     ===========

12. CONTINGENCIES (in Thousands)

On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company's dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. While no litigation was pending against the Company as of December 31, 2000 relating to these illnesses, three lawsuits were brought subsequent to December 31, 2000, and other suits could be brought in the future. Management believes Renal Care Group's insurance should be adequate to cover these events.

On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provide that the Company will pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and remains accrued for as of December 31, 2000. The Company expects to pay this amount during the second quarter of 2001 when such terms of a corporate integrity agreement are finalized.

The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following tables set forth, for 1999 and 2000, certain selected quarterly financial data. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                            1999
                                                                                            ----
                                                                        FIRST        SECOND         THIRD        FOURTH
                                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                                       -------       -------       -------       -------

Net revenue......................................................    $  126,528    $  134,013    $  138,780    $   142,574
Operating expenses...............................................        97,512       103,171       106,449        110,182
Depreciation and amortization....................................         6,375         6,781         7,201          7,478
Merger expenses..................................................         4,300            --            --             --
                                                                     ----------    ----------    ----------    -----------
Income from operations...........................................        18,341        24,061        25,130         24,914
Interest expense, net............................................         1,662         1,545         1,573          1,444
Minority interest................................................         1,500         1,744         2,350          2,174
                                                                     ----------    ----------    ----------    -----------
Income before income taxes.......................................        15,179        20,772        21,207         21,296
Income taxes.....................................................         6,811         7,792         7,953          8,811
                                                                     ----------    ----------    ----------    -----------
Net income.......................................................    $    8,368    $   12,980    $   13,254    $    12,485
                                                                     ==========    ==========    ==========    ===========
Net income per share:
   Basic.........................................................    $     0.19    $     0.29    $     0.28    $      0.28
                                                                     ==========    ==========    ==========    ===========
   Diluted.......................................................    $     0.18    $     0.28    $     0.28    $      0.27
                                                                     ==========    ==========    ==========    ===========

                                                                                            2000
                                                                                            ----
                                                                        FIRST        SECOND         THIRD        FOURTH
                                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                                       -------       -------       -------       -------

Net revenue......................................................    $  149,657    $  154,152    $  156,505    $   162,261
Operating expenses...............................................       114,281       117,521       119,311        124,949
Depreciation and amortization....................................         7,772         7,808         8,154          8,587
Restructuring Charge.............................................            --            --         9,235             --
Merger expenses..................................................            --         3,766            --             --
                                                                     ----------    ----------    ----------    -----------
Income from operations...........................................        27,604        25,057        19,805         28,725
Interest expense, net............................................         1,496         1,366         1,126          1,027
Minority interest................................................         2,169         2,258         2,428          3,156
                                                                     ----------    ----------    ----------    -----------
Income before income taxes.......................................        23,939        21,433        16,251         24,542
Income taxes.....................................................         9,091         9,484         6,449          9,682
                                                                     ----------    ----------    ----------    -----------
Net income.......................................................    $   14,848    $   11,949    $    9,802    $    14,860
                                                                     ==========    ==========    ==========    ===========
Net income per share:
   Basic.........................................................    $     0.33    $     0.26    $     0.21    $      0.32
                                                                     ==========    ==========    ==========    ===========
   Diluted.......................................................    $     0.31    $     0.25    $     0.20    $      0.31
                                                                     ==========    ==========    ==========    ===========

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors Renal Care Group, Inc.

We have audited the consolidated financial statements of Renal Care Group, Inc. as of December 31, 1999 and 2000, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 23, 2001. Our audits also included the financial statement schedule listed in item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 23, 2001

                                                                     SCHEDULE II

                             RENAL CARE GROUP, INC.
            CONSOLIDATED SCHEDULE - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE                     AMOUNT                       BALANCE
                                                        BEGINNING     ALLOWANCES   CHARGED TO                    AT END OF
                                                        OF PERIOD      ACQUIRED      EXPENSE     WRITE-OFFS        PERIOD
                                                        ---------      --------      -------     ----------        ------
Allowances for doubtful accounts:
   Year ended
      December 31, 1998.............................   $   19,144     $   2,321    $   13,484    $     (3,723)   $   31,226
                                                       ==========     =========    ==========    ============    ==========
   Year ended
      December 31, 1999.............................   $   31,226     $     283    $   14,632    $     (5,265)   $   40,876
                                                       ==========     =========    ==========    ============    ==========
   Year ended
      December 31, 2000.............................   $   40,876     $      --    $   16,949    $    (10,433)   $   47,392
                                                       ==========     =========    ==========    =============   ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 30th day of March, 2001.

                                  RENAL CARE GROUP, INC.

                                  By:   SAM A. BROOKS, JR.
                                     -----------------------------------------
                                        Sam A. Brooks, Jr.
                                        Chairman of the Board, President and
                                        Chief Executive Officer

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

/s/ SAM A. BROOKS, JR.                           Chairman of the Board,                                     March 30, 2001
--------------------------------------------     President, Chief Executive
Sam A. Brooks, Jr.                               Officer and Director
                                                 (Principal Executive Officer)

/s/ R. DIRK ALLISON                              Executive Vice President,                                  March 30, 2001
--------------------------------------------     Chief Financial Officer
R. Dirk Allison                                  Treasurer (Principal Financial
                                                 and Accounting Officer)

/s/ JOSEPH C. HUTTS                              Director                                                   March 30, 2001
--------------------------------------------
Joseph C. Hutts

/s/ HARRY R. JACOBSON, M.D.                      Director                                                   March 30, 2001
--------------------------------------------
Harry R. Jacobson, M.D.

/s/ THOMAS A. LOWERY, M.D.                       Director                                                   March 30, 2001
--------------------------------------------
Thomas A. Lowery, M.D.

/s/ JOHN D. BOWER, M.D.                          Director                                                   March 30, 2001
--------------------------------------------
John D. Bower, M.D.

/s/ STEPHEN D. MCMURRAY, M.D.                    Director                                                   March 30, 2001
--------------------------------------------
Stephen D. McMurray, M.D.

/s/ W. TOM MEREDITH, M.D.                        Director                                                   March 30, 2001
--------------------------------------------
W. Tom Meredith, M.D.

/s/ KENNETH E. JOHNSON, JR., M.D.                Director                                                   March 30, 2001
--------------------------------------------
Kenneth E. Johnson, Jr., M.D.

/s/ WILLIAM V. LAPHAM                            Director                                                   March 30, 2001
--------------------------------------------
William V. Lapham

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBITS
------                                -----------------------

3.1                 Amended and Restated Certificate of Incorporation of the
                    Company (1)

3.1.2 Certificate of Amendment of Certificate of Incorporation of the Company (2)

3.1.3               Certificate of Designation, Preferences, and Rights of
                    Series A Junior Participating Preferred Stock of the Company
                    (2)

3.1.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (12)

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

10.1                Employment Agreement, dated July 13, 2000, between the
                    Company and Sam A. Brooks (16)*

10.2                Employment Agreement, dated October 15, 1999, between the
                    Company and R. Dirk Allison(14)*

10.3                Employment Agreement, dated July 13, 2000, between the
                    Company and Raymond Hakim, M.D. (16)*

10.4                Medical Director Services Agreement, dated February 12,
                    1996, between the Company and Kansas Nephrology Physicians,
                    P.A. (5)

10.5                Medical Director Services Agreement, dated February 12,
                    1996, between the Company and Indiana Dialysis Management,
                    P.C. (5)

10.6                Medical Director Services Agreement, dated February 12,
                    1996, between the Company and Tyler Dialysis & Transplant
                    Associates, P.A. (5)

10.7 Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc. relating to approximately 20,000 square feet of space (5)

10.8 Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D.
                    Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (5)

10.9 Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D.
                    Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (5)

10.10               Sublease Agreement between M-W-R Investment and Kansas
                    Nephrology Associates, P.A. dated February 1, 1990, to be assumed by the Company, and related Lease Agreement between Dodge City Medical Center Building, Inc. and M-W-R
                    Investment (1)

10.11               Sublease Agreement, dated February 12, 1996, with Tyler
                    Nephrology Associates, Inc. (5)

10.12 Dialysis Center Management Agreement, dated May 11, 1994, between Renal Care Group, Inc. (of Tennessee) and Vanderbilt
                    University (1)

10.13               1996 Stock Option Plan for Outside Directors (1)*

10.14               Fourth Amended and Restated 1996 Stock Incentive Plan (6)*

10.15               Amended and Restated Employee Stock Purchase Plan (2)*

10.16               Medical Director Services Agreement, dated September 30,
                    1996, between the Company and a group of individual physicians (7)

10.17               Employment Agreement, dated July 13, 2000, between the
                    Company and Gary Brukardt (19)*

10.18               First Amended and Restated Loan Agreement, dated as of
                    August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A. (2)

10.18.1             Second Amendment to First Amended and Restated Loan
                    Agreement, dated as of June 23, 1999, among the Company, First American National Bank, First Union National Bank, and
                    NationsBank, N.A., SunTrust Bank, Nashville, N.A., AmSouth
                    Bank, and NorWest Bank Arizona, N.A. (12)

10.18.2 Third Amendment to First Amended and Restated Loan Agreement dated September 29, 2000 (16)

10.19               Stock Option Agreement, dated April 30, 1997, between the
                    Company and Sam A. Brooks (2)*

10.20               Stock Option Agreement, dated April 30, 1997, between the
                    Company and Gary Brukardt (2)*

10.21               Asset Purchase Agreement with an effective date of February
                    1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana
                    Kidney Center, Indiana Kidney Center, Indiana Kidney Center
                    South, LLC, St. Vincent Dialysis Center, Saint Joseph
                    Dialysis Center and Indiana Dialysis Services PC and
                    Community Hospitals of Indiana, Inc., Seton Health
                    Corporation of Central Indiana, Inc., Reid Hospital & Health
                    Care Services, Inc., and Saint Joseph Hospital and Health
                    Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis
                    Services, PC, Reid Hospital Physicians, Greenwood Dialysis
                    Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine,
                    P.C. (8)

10.22 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Harry R. Jacobson, M.D. (4)*

10.23 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Sam A. Brooks (4)*

10.24 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Gary Brukardt (4)*

10.25 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Raymond Hakim, M.D. (4)*

10.26 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Thomas Lowery, M.D. (4)*

10.27 Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Stephen D. McMurray, M.D. (4)*

10.28               Stock Option Agreement, dated May 22, 1998, between the
                    Company and Sam A. Brooks (9)*

10.29               Stock Option Agreement, dated May 22, 1998, between the
                    Company and Gary A. Brukardt (9)*

10.30               Stock Option Agreement, dated May 22, 1998, between the
                    Company and Raymond Hakim, M.D. (9)*

10.31               Stock Option Agreement, dated June 5, 1998, between the
                    Company and Joseph C. Hutts (9)*

10.32               Stock Option Agreement, dated June 5, 1998, between the
                    Company and Harry R. Jacobson, M.D. (9)*

10.33               Amendment #3 dated February 22, 2001 to Agreement No.
                    980202, between Renal Care Group, Inc. and Amgen Inc. (The
                    Company has requested confidential treatment of certain portions of this Exhibit.)

10.34 Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Sam A. Brooks (10)*

10.35 Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (10)*

10.36 Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (10)*

10.37               Renal Care Group, Inc. 1999 Long-Term Incentive Plan (11)*

10.37.1             Amendment to the Renal Care Group, Inc. 1999 Long-Term
                    Incentive Plan (15)*

10.38               Stock Option Agreement, dated August 30, 1999, between the
                    Company and Sam A. Brooks (13)*

10.39               Stock Option Agreement, dated August 30, 1999, between the
                    Company and Gary A. Brukardt (13)*

10.40               Stock Option Agreement, dated August 30, 1999, between the
                    Company and Raymond Hakim, M.D. (13)*

10.41               Stock Option Agreement, dated June 2, 1999, between the
                    Company and Joseph C. Hutts (13)*

10.42               Stock Option Agreement, dated June 2, 1999, between the
                    Company and Harry R. Jacobson, M.D. (13)*

10.43               Stock Option Agreement, dated July 22, 1999, between the
                    Company and William V. Lapham (13)*

10.44               Stock Option Agreement, dated October 27, 1999, between the
                    Company and R. Dirk Allison(14)*

10.45               Stock Option Agreement, dated June 8, 2000, between the
                    Company and Joseph C. Hutts *

10.46               Stock Option Agreement, dated June 8, 2000, between the
                    Company and Harry R. Jacobson, M.D.*

10.47               Stock Option Agreement, dated June 8, 2000, between the
                    Company and William V. Lapham *

10.48               Stock Option Agreement, dated June 8, 2000, between the
                    Company and W. Thomas Meredith*

10.49 Stock Option Agreement, dated September 19, 2000, between the Company and Sam A. Brooks *

10.50 Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt *

10.51 Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D. *

10.52 Stock Option Agreement, dated September 19, 2000, between the Company and R. Dirk Allison *

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

(7) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-13813) effective October 30, 1996.

(8) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).

(9) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).

(10) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).

(11) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).

(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).

(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).

(14) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999 (Commission File No. 0-27640).

(15) Incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).

(16) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-27640).

*        Management contract or executive compensation plan or arrangement.