Form 10-Q
period 2001-03-31
RENAL CARE GROUP INC
filed 2001-05-15
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           CLASS                                OUTSTANDING AT MAY 10, 2001
           -----                                ---------------------------
 Common Stock, $.01 par value                            47,448,092

                             RENAL CARE GROUP, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
               December 31, 2000 and March 31, 2001 (unaudited)...............    1

          Consolidated Income Statements - (unaudited)
               For the three months ended March 31, 2000 and 2001.............    2

          Consolidated Statements of Cash Flows - (unaudited)
               For the three months ended March 31, 2000 and 2001.............    3

          Notes to the Consolidated Financial Statements - (unaudited)........    4

Item 2.   Management's Discussion and Analysis of Financial Condition And
               Results of Operations..........................................    8

          Risk Factors .......................................................   11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................   18

Item 6.   Exhibits and Reports on Form 8-K....................................   19


Note: Item 3 of Part I, and Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             RENAL CARE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,   MARCH 31,
                                                                 2000         2001
                                                               --------     --------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..............................    $ 29,902     $ 27,785
   Accounts receivable, net ...............................     122,816      134,237
   Inventories ............................................      12,881       13,794
   Prepaid expenses and other current assets ..............      19,188       17,704
   Income taxes receivable ................................       5,425           --
   Deferred income taxes ..................................      26,125       26,125
                                                               --------     --------
Total current assets ......................................     216,337      219,645
Property, plant and equipment, net ........................     139,573      144,475
Goodwill and other intangibles, net .......................     223,609      227,939
Other assets ..............................................       5,365        6,422
                                                               --------     --------
Total assets ..............................................    $584,884     $598,481
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................    $ 25,951     $ 25,017
   Income taxes payable ...................................          --        3,706
   Current portion of long-term debt ......................         476          513
   Other current liabilities ..............................      74,165       69,711
                                                               --------     --------
Total current liabilities .................................     100,592       98,947
Long-term debt, net of current portion ....................      58,316       49,174
Deferred income taxes .....................................      20,470       20,470
Minority interest .........................................      11,384       13,045
                                                               --------     --------
Total liabilities .........................................     190,762      181,636
                                                               --------     --------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued .............................          --           --
   Common stock, $.01 par value, 90,000 shares authorized,
      47,087 and 47,361 shares issued and outstanding at
      December 31, 2000 and March 31, 2001, respectively ..         471          474
   Additional paid-in capital .............................     234,738      239,744
   Retained earnings ......................................     158,913      176,627
                                                               --------     --------
Total stockholders' equity ................................     394,122      416,845
                                                               --------     --------
Total liabilities and stockholders' equity ................    $584,884     $598,481
                                                               ========     ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       2000         2001
                                                     --------     --------
Net revenue .......................................  $149,657     $174,778
Operating costs and expenses:
   Patient care costs .............................    95,439      113,328
   General and administrative expenses ............    14,745       15,003
   Provision for doubtful accounts ................     4,097        4,800
   Depreciation and amortization ..................     7,772        8,852
                                                     --------     --------
Total operating costs and expenses ................   122,053      141,983
                                                     --------     --------
Income from operations ............................    27,604       32,795
Interest expense, net .............................     1,496          999
                                                     --------     --------
Income before minority interest and income taxes ..    26,108       31,796
Minority interest .................................     2,169        3,130
                                                     --------     --------
Income before income taxes ........................    23,939       28,666
Provision for income taxes ........................     9,091       10,952
                                                     --------     --------
Net income ........................................  $ 14,848     $ 17,714
                                                     ========     ========
Net income per share:
   Basic ..........................................  $   0.33     $   0.37
                                                     ========     ========
   Diluted ........................................  $   0.31     $   0.36
                                                     ========     ========
Weighted average shares outstanding:
   Basic ..........................................    45,579       47,259
                                                     ========     ========
   Diluted ........................................    47,492       49,611
                                                     ========     ========

           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                          2000          2001
                                                                                       --------      --------
OPERATING ACTIVITIES
Net income .......................................................................     $ 14,848      $ 17,714
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization ..............................................        7,772         8,852
      Distributions to minority shareholders .....................................       (1,648)       (1,469)
      Income applicable to minority interest .....................................        2,169         3,130
      Changes in operating assets and liabilities net of effects from
         acquisitions ............................................................        6,354        (6,637)
                                                                                       --------      --------
         Net cash provided by operating activities ...............................       29,495        21,590

INVESTING ACTIVITIES
Purchases of property and equipment ..............................................       (8,329)      (10,540)
Cash paid for acquisitions, net of cash acquired .................................       (1,189)       (4,972)
Change in other assets ...........................................................       (1,273)       (3,266)
                                                                                       --------      --------
         Net cash used in investing activities ...................................      (10,791)      (18,778)

FINANCING ACTIVITIES
Net repayments under line of credit ..............................................      (16,302)       (9,105)
Proceeds from exercise of stock options ..........................................        3,650         4,176
                                                                                       --------      --------
         Net cash used in financing activities ...................................      (12,652)       (4,929)
                                                                                       --------      --------
Increase (decrease) in cash and cash equivalents .................................        6,052        (2,117)
Cash and cash equivalents at beginning of period .................................       16,104        29,902
                                                                                       --------      --------
Cash and cash equivalents at end of period .......................................     $ 22,156      $ 27,785
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ...................................................................     $  1,411      $  1,001
                                                                                       ========      ========
      Income taxes ...............................................................     $  2,359      $  1,821
                                                                                       ========      ========


           See accompanying notes to consolidated financial statements

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

OVERVIEW

         Renal Care Group, Inc. ("Renal Care Group" or the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of March 31, 2001, the Company provided dialysis and ancillary services to approximately 17,000 patients through 209 outpatient dialysis centers in 24 states, in addition to providing acute dialysis services to more than 112 hospitals. The Company also provides limited wound care and diabetic care services; however, as announced on September 20, 2000, the Company has determined to exit the wound care business by June 30, 2001.

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

         - management contracts with hospital-based and medical university dialysis programs; and

         -        laboratory services.

         Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Health Care Financing Administration ("HCFA"). For the three months ended March 31, 2001, approximately 57% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective on both January 1, 2000 and January 1, 2001, Congress increased the Medicare composite rate by 1.2% each year. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that makes that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is an effective increase of 2.4% for calendar year 2001. In light of recommendations made by the Prospective Payment Assessment Commission ("PROPAC") to keep the composite rate steady, management believes that an increase in the composite rate for 2002 is unlikely.

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

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company. In February 2000, this manufacturer implemented a 3.9% increase in its price for EPO, which represented its first price increase since before Renal Care Group was formed in February 1996. In May 2001, this manufacturer implemented an additional increase of 3.9%. This increase will not affect Renal Care Group's results of operations in 2001 because Renal Care Group's current contract with this manufacturer includes price protection for 2001. Management believes this 2001 increase will adversely affect earnings in 2002.

INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-K, as filed with the SEC on April 2, 2001.

NOTE 2 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                  2000        2001
                                                                 -------     -------
         Numerator:
            Numerator for basic and diluted income per share     $14,848     $17,714
         Denominator:
            Denominator for basic net income per share -
               weighted-average shares                            45,579      47,259
            Effect of dilutive securities:
               Stock Options                                       1,511       1,940
               Warrants                                              402         412
                                                                 -------     -------
            Denominator for diluted net income per share -
               adjusted weighted-average shares and assumed
               conversions                                        47,492      49,611
                                                                 =======     =======
         Net income per share:
            Basic                                                $  0.33     $  0.37
                                                                 =======     =======
            Diluted                                              $  0.31     $  0.36
                                                                 =======     =======

NOTE 3 - CONTINGENCIES (IN THOUSANDS)

On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company's dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. As of May 11, 2001, eight lawsuits related to this matter were pending, three of which were pending as of March 31, 2001. Other suits could be brought in the future. Management believes Renal Care Group's insurance should be adequate to cover these events and does not anticipate a material adverse effect on the Company's consolidated financial position or results of operations.

On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provide that the Company will pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and remains accrued for as of March 31, 2001. The Company expects to pay this amount during the second quarter of 2001 when such terms of a corporate integrity agreement are finalized.

The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 4 - RESTRUCTURING CHARGE (IN THOUSANDS)

During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Currently, management expects to cease operations of the wound care business no later than the end of the second quarter 2001. Current estimates indicate that the $9,235 restructuring charge recorded during the third quarter was sufficient, and no subsequent adjustments have been made to the initial charge. The following summarizes this restructuring charge:

                                                                     BALANCE IN
                                                                  ACCRUED EXPENSES
                                                      AMOUNT OF         AS OF
                                                   RESTRUCTURING      MARCH 31,
                                                       CHARGE           2001
                                                       ------           ----
    Early contract termination costs                   $1,377          $   --
    Goodwill and property and equipment impairment      5,973              --
    Accrued severance costs                             1,200             718
    Other accrued costs                                   685             604
                                                       ------          ------
                                                       $9,235          $1,322
                                                       ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net Revenue. Net revenue increased from $149.7 million for the three months ended March 31, 2000 to $174.8 million for the three months ended March 31, 2001, an increase of $25.1 million, or 16.8%. This increase resulted primarily from a 9.3% increase in the number of treatments from 589,296 in the 2000 period to 644,146 in 2001. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 6.1% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 8.5% from $246 in 2000 to $267 in 2001. The increase in revenue per treatment was generally due to a stronger payor mix in two of the acquired businesses added in the fourth quarter of 2000, an improvement in the Company's overall payor mix, the 1.2% increase in the Medicare ESRD composite rate, increases in the utilization of certain drugs, and increases in acute hospital services.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $95.4 million for the three months ended March 31, 2000, to $113.3 million for the three months ended March 31, 2001, an increase of 18.8%. This increase was due to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 63.8% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 8.6% from $162 in 2000 to $176 in 2001. This increase was due to Amgen's 3.9% increase in the price of EPO, generally higher patient care costs in two of the acquired businesses added in the fourth quarter of 2000, increased labor costs to address wage pressures in many of the Company's markets, the cost of providing in-house laboratory services for a larger percentage of the Company's patients, and other health care inflation.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $14.7 million for the three months ended March 31, 2000 to $15.0 million for the three months ended March 31, 2001, an increase of 2.0%. General and administrative expenses as a percentage of net revenue decreased from 9.9% in 2000 to 8.6% in 2001, primarily as the result of the increase in net revenue for 2001 and due to synergies accomplished with the successful integration of maturing acquisitions and mergers.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $4.1 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001, an increase of $703,000, or 17.2%. The provision for doubtful accounts as a percentage of net revenue remained relatively consistent at approximately 2.7% in 2000 and 2001.

         Depreciation and Amortization. Depreciation and amortization increased from $7.8 million for the three months ended March 31, 2000 to $8.9 million for the three months ended March 31, 2001, an increase of 14.1%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

         Income from Operations. Income from operations increased from $27.6 million for the three months ended March 31, 2000 to $32.8 million for the three months ended March 31, 2001, an increase of 18.8%. Income from operations as a percentage of net revenue increased from 18.4% in the 2000 period to 18.8% in the 2001 period as a result of the factors discussed above.

         Interest Expense. Interest expense decreased from $1.5 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001, a decrease of 33.3%. The decrease was the result of lower average borrowings in 2001.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly-owned; whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue increased to 1.8% in 2001 from 1.4% in 2000. This increase was the result of continued operational improvements in the operations of Renal Care Group's joint ventures, primarily those in Ohio and Oregon, as well as an increase in the number of facilities operated as joint ventures.

         Income Tax Expense. Income tax expense increased from $9.1 million for the three months ended March 31, 2000, to $11.0 million for the three months ended March 31, 2001, an increase of 20.9%. The increase is a result of pre-tax earnings increasing by approximately 19.7% increase.

         Net Income. Net income increased from $14.8 million for the three months ended March 31, 2000 to $17.7 million for the three months ended March 31, 2001, an increase of $2.9 million or 19.6%. The increase is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At March 31, 2001, the Company's working capital was $120.7 million, cash and cash equivalents were $27.8 million, and the Company's current ratio was approximately 2.2 to 1.

         Net cash provided by operating activities was $21.6 million for the three months ended March 31, 2001. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $18.8 million for the three months ended March 31, 2001. Cash used in investing activities consisted primarily of $5.0 million of cash paid for acquisitions, net of cash acquired, and $10.5 million of purchases of property and equipment. Net cash used in financing activities was $4.9 million for the three months ended March 31, 2001. Cash used in financing activities primarily reflects $9.1 million in net payments under Renal Care Group's line of credit and $4.2 million in net proceeds from the issuance of common stock.

         On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provided for an increase in the credit facility from $125.0 million to $185.0 million through August 2000 at which point the lender commitments were reduced to $157.3 million. Lender commitments will be further reduced to $129.5 million in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans.

         The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group obtained lender commitments of $185.0 million that were reduced to $157.3 million in August 2000. Lender commitments will remain at $157.3 million through August 2001, and will then be reduced to $129.5 million through August 2002 and $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of March 31, 2001, there was $45.0 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

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

         Renal Care Group plans to make capital expenditures of between $40.0 million to $45.0 million in 2001, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. The Company has made capital expenditures of $10.5 million through March 31, 2001. The Company expects that remaining capital expenditures in 2001 will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 57% of our net revenue for 1999, 53% of our net revenue for 2000 and 51% of our net revenue for the three months ended March 31, 2001 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 4% of our net revenue for 1999, 5% of our net revenue for 2000 and 6% of our net revenue for the three months ended March 31, 2001 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for both 1999 and 2000 and 27% of our net revenue for the three months ended March 31, 2001. Most of our payments for EPO come from government programs. For the three months ended March 31, 2001, government reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and aversely affect our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IF EPO BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products marketed to dialysis providers in the United States. In May 2001, Amgen announced a 3.9% increase in the price of EPO. This price increase will not affect our earnings in 2001 because our contract with Amgen has pricing protection through 2001. This price increase will, however, adversely affect our earnings in 2002. In addition, Amgen implemented a 3.9% increase in the price of EPO in February 2000. This price increase adversely affected our earnings in 2000. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline. Amgen is also developing a new product that may replace EPO or reduce its use. The Food and Drug Administration has not yet approved this new drug. We cannot predict when, or whether, Amgen will seek to introduce this product into the dialysis market or how it will impact our revenue or earnings if it is introduced.

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 39% of our net revenue for 1999, 42% of our net revenue for 2000 and 43% of our net revenue for the three months ended March 31, 2001, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are typically at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW

         Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own approximately 60% of the total outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

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

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $227.9 million of goodwill and other intangibles, net, as of March 31, 2001. The SEC and accounting policy makers have announced that they are considering policy and rule changes that will eliminate the pooling-of-interests method. The elimination of the pooling-of-interests method would likely result in the recording of goodwill for our future acquisitions. Under the proposed rule and policy changes goodwill would not be amortized to expense; however, we would be required to review all goodwill at regular intervals and to charge an appropriate amount to expense when we identify goodwill impairment. Interest expense on additional debt incurred to fund acquisitions and amortization expense from acquisitions may significantly reduce our profitability.

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

IF OUR REFERRING PHYSICIANS STOP REFERRING TO OUR CENTERS OR WERE PROHIBITED FROM REFERRING FOR REGULATORY REASONS, OUR REVENUE AND EARNINGS WOULD DECLINE

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

         New regulations governing electronic transactions and the collection, use, storage, and disclosure of health information impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these restrictions, we could be subject to:

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

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE. IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW

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

         We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, and Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. The services of Mr. Brooks and these three Executive Vice Presidents would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers. We have entered into medical director agreements with the physicians serving as medical directors of our dialysis centers, most of which contain noncompetition covenants of varying durations.

IF WE ARE LIABLE FOR DAMAGES IN LITIGATION, OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER SUCH POTENTIAL DAMAGES

         On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. Eight lawsuits had been filed against us as of May 11, 2001, and other suits could be brought in the future. While management believes Renal Care Group's insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $23.813 per share to a high of $27.438 per share during the three months ended March 31, 2001. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

ITEM 1. LEGAL PROCEEDINGS.

         On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company's dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later.

         In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of May 11, 2001, a total of eight suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants include the water system vendors who installed and maintained the water system in the dialysis centers. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously.

         These suits are styled:    Renee Chesney, et al. v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    Clifford Hickson v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    Joanne Hight, et al. v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    Andrew Kraynack, et al. v. Physicians
                                           Dialysis Centers, Inc., et al.
                                    Kay F. Lingo v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    Charles J. Lowry, Sr. v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    Lawrence Payne v. Physicians Dialysis
                                           Centers, Inc., et al.
                                    William E. Repasky, et al. v. Physicians
                                           Dialysis Centers, Inc., et al.

         Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group's insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company's consolidated financial position or results of operation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Reports on Form 8-K

                  Form 8-K filed January 16, 2001.
                  Form 8-K filed March 9, 2001.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RENAL CARE GROUP, INC.  (Registrant)



May 14, 2001                        BY: /s/ R. DIRK ALLISON
                                        ----------------------------------------
                                         R. Dirk Allison
                                         Executive Vice President,
                                         Chief Financial Officer, and Principal
                                         Financial Officer and Principal
                                         Accounting Officer

                             RENAL CARE GROUP, INC.

                                  EXHIBIT INDEX

      NUMBER AND
DESCRIPTION OF EXHIBIT
----------------------