Form 10-Q
period 2001-06-30
RENAL CARE GROUP INC
filed 2001-08-14
CIK 920052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-27640

RENAL CARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1622383 (I.R.S. Employer Identification No.)

2100 West End Avenue, Suite 800, Nashville, Tennessee 37203
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (615) 345-5500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).

Yes No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 10, 2001

Common Stock, $.01 par value	48,419,143

RENAL CARE GROUP, INC.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets December 31, 2000 and June 30, 2001 (unaudited)	1

Consolidated Income Statements — (unaudited) For the three months and six months ended June 30, 2000 and 2001	2

Consolidated Statements of Cash Flows — (unaudited) For the six months ended June 30, 2000 and 2001	3

Notes to Consolidated Financial Statements — (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	8

Risk Factors	12

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	20

Note: Item 3 of Part I, and Items 2, 3 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	June 30,
	2000	2001

		(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$29,902	$32,191

Accounts receivable, net	122,816	126,747

Inventories	12,881	14,118

Prepaid expenses and other current assets	19,188	22,054

Income taxes receivable	5,425	5,274

Deferred income taxes	26,125	26,125

Total current assets	216,337	226,509

Property, plant and equipment, net	139,573	152,485

Goodwill and other intangibles, net	227,105	230,137

Other assets	5,365	6,796

Total assets	$588,380	$615,927

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$25,951	$27,041

Current portion of long-term debt	476	783

Other current liabilities	74,165	73,530

Total current liabilities	100,592	101,354

Long-term debt, net of current portion	58,316	24,069

Deferred income taxes	20,470	20,470

Minority interest	14,880	14,575

Total liabilities	194,258	160,468

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 90,000 shares authorized, 47,091 and 48,397 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	471	484

Additional paid-in capital	234,738	259,987

Retained earnings	158,913	194,988

Total stockholders’ equity	394,122	455,459

Total liabilities and stockholders’ equity	$588,380	$615,927

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.

Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net revenue	$154,152	$183,455	$303,809	$358,233

Operating costs and expenses:

Patient care costs	99,415	118,803	194,854	232,131

General and administrative expenses	13,950	15,778	28,695	30,781

Provision for doubtful accounts	4,156	4,870	8,253	9,670

Depreciation and amortization	7,808	9,296	15,580	18,148

Merger expenses	3,766	—	3,766	—

Total operating costs and expenses	129,095	148,747	251,148	290,730

Income from operations	25,057	34,708	52,661	67,503

Interest expense, net	1,366	1,274	2,862	2,273

Income before minority interest and income taxes	23,691	33,434	49,799	65,230

Minority interest	2,258	3,722	4,427	6,852

Income before income taxes	21,433	29,712	45,372	58,378

Provision for income taxes	9,484	11,351	18,575	22,303

Net income	$11,949	$18,361	$26,797	$36,075

Net income per share:

Basic	$0.26	$0.39	$0.59	$0.76

Diluted	$0.25	$0.37	$0.56	$0.72

Weighted average shares outstanding:

Basic	45,817	47,598	45,652	47,428

Diluted	47,800	50,046	47,600	49,828

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.

Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2000	2001

OPERATING ACTIVITIES

Net income	$26,797	$36,075

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	15,580	18,148

Distributions to minority shareholders	(2,757)	(7,157)

Income applicable to minority interest	4,427	6,852

Deferred income taxes	(3,007)	—

Changes in operating assets and liabilities net of effects from acquisitions	(13,684)	(1,046)

Net cash provided by operating activities	27,356	52,872

INVESTING ACTIVITIES
Purchases of property and equipment	(17,364)	(26,204)

Cash paid for acquisitions, net of cash acquired	(1,189)	(6,241)

Change in other assets	(527)	(2,535)

Net cash used in investing activities	(19,080)	(34,980)

FINANCING ACTIVITIES
Net repayments under line of credit	(14,489)	(34,166)

Proceeds from exercise of stock options	13,640	18,563

Net cash used in financing activities	(849)	(15,603)

Increase in cash and cash equivalents	7,427	2,289

Cash and cash equivalents, at beginning of period	15,608	29,902

Cash and cash equivalents, at end of period	$23,035	$32,191

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2001
(unaudited)

NOTE 1 — Basis of Presentation

Overview

     Renal Care Group, Inc. (“Renal Care Group” or the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of June 30, 2001, the Company provided dialysis and ancillary services to approximately 17,200 patients through 223 outpatient dialysis centers in 25 states, in addition to providing acute dialysis services in 115 hospitals. The Company also provided limited wound care services; however, as previously announced in the third quarter of 2000, the Company exited the wound care business during the quarter ended June 30, 2001.

     Renal Care Group’s net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with dialysis, primarily the administration of erythropoietin (also known as Epogen® or EPO) and other drugs;

•	home dialysis services;

•	inpatient dialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based and medical university dialysis programs.

     Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare & Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration. For the six months ended June 30, 2001, approximately 57% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective on both January 1, 2000 and January 1, 2001, Congress increased the Medicare composite rate by 1.2% each year. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that makes that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is an effective increase of 2.4% for calendar year 2001. In light of recommendations made by the Prospective Payment Assessment Commission to keep the composite rate steady, management believes that an increase in the composite rate for 2002 is unlikely.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In February 2000, Amgen implemented a 3.9% increase in its price for EPO, which represented its first price increase since before Renal Care Group was formed in February 1996. In May 2001, Amgen implemented an additional increase of 3.9%. This May 2001 increase will not affect Renal Care Group’s results of operations in 2001 because Renal Care Group’s current contract with Amgen includes price protection for 2001. Management believes this 2001 increase will adversely affect earnings in 2002 by up to $0.05 per share, if Renal Care Group is unable to mitigate the price increase through its contract with Amgen or other means.

Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 2, 2001.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the net results of operations as previously reported.

NOTE 2 — Earnings Per Share (in thousands, except per share data)

     The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Numerator:

Numerator for basic and diluted income per share	$11,949	$18,361	$26,797	$36,075

Denominator:

Denominator for basic net income per share – weighted-average shares	45,817	47,598	45,652	47,428

Effect of dilutive securities:

Stock options	1,578	2,032	1,545	1,986

Warrants	405	416	403	414

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	47,800	50,046	47,600	49,828

Net income per share:

Basic	$0.26	$0.39	$0.59	$0.76

Diluted	$0.25	$0.37	$0.56	$0.72

NOTE 3 — Contingencies (in thousands)

     On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. As of June 30, 2001, eight lawsuits related to this matter were pending. Other suits could be brought in the future. Management believes Renal Care Group’s insurance should be adequate to cover these events and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

     On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provide that the Company will pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and remains accrued for as of June 30, 2001. Although the Company expected to pay this amount during the second quarter of 2001, a corporate integrity agreement has not been finalized, and management now expects to pay such amount before the end of 2001.

     The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – Restructuring Charge (in thousands)

     During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Effective May 31, 2001, the Company sold certain assets and transferred certain liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction approximated the net book value of the assets sold less the liabilities transferred; accordingly, no additional gain or loss was recognized. There are no remaining accrued expenses as of June 30, 2001 that relate to this restructuring charge.

NOTE 5 – Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, that previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but must be reviewed at least annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. The provisions of SFAS No. 142 apply currently to goodwill and intangible assets acquired after June 30, 2001 and upon adoption of the statement with respect to goodwill and intangibles acquired prior to July 1, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Management is also currently assessing the impact from the application of the nonamortization provisions of SFAS No. 142.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 2001

     Net Revenue. Net revenue increased from $154.2 million for the three months ended June 30, 2000 to $183.5 million for the three months ended June 30, 2001, an increase of $29.3 million, or 19.0%. This increase resulted primarily from a 9.7% increase in the number of treatments from approximately 599,000 performed in the 2000 period to approximately 657,000 performed in the 2001 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.0% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 10.4% from $249 in 2000 to $275 in 2001. The increase in revenue per treatment was generally due to a stronger payor mix in two businesses acquired in the fourth quarter of 2000, an improvement in the Company’s overall payor mix, the effect of the 2.4% increase in the Medicare ESRD composite rate, increases in the utilization of certain drugs and increases in acute hospital services.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $99.4 million for the three months ended June 30, 2000, to $118.8 million for the three months ended June 30, 2001, an increase of 19.5%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.5% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 9.0% from $166 in 2000 to $181 in 2001. These increases were due to Amgen’s 3.9% increase in the price of EPO, generally higher patient care costs in two businesses acquired in the fourth quarter of 2000, increased labor costs to address wage pressures in many of the Company’s markets, the cost of providing in-house laboratory services for a larger percentage of the Company’s patients and other health care inflation.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $14.0 million for the three months ended June 30, 2000 to $15.8 million for the three months ended June 30, 2001, an increase of 12.9%. General and administrative expenses as a percentage of net revenue decreased from 9.0% in 2000 to 8.6% in 2001, primarily as the result of the increase in net revenue for 2001 and due to synergies realized in the successful integration of maturing mergers and acquisitions.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $4.2 million for the three months ended June 30, 2000 to $4.9 million for the three months ended June 30, 2001, an increase of approximately $700,000, or 16.7%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in 2000 and 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $7.8 million for the three months ended June 30, 2000 to $9.3 million for the three months ended June 30, 2001, an increase of 19.2%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with acquisitions accounted for as purchases.

     Income from Operations. Income from operations increased from $25.1 million for the three months ended June 30, 2000 to $34.7 million for the three months ended June 30, 2001, an increase of 38.2%. Income from operations as a percentage of net revenue increased from 16.3% in 2000 to 18.9% in 2001 as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $1.4 million for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001, a decrease of 7.1%. The decrease was the result of lower average borrowings during 2001, offset by a charge of $700,000 resulting from the anticipated settlements of Federal, state and local tax audits.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.0% in 2001 from 1.5% in 2000. This increase was the result of continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $9.5 million for the three months ended June 30, 2000 to $11.4 million for the three months ended June 30, 2001, an increase of $1.9 million, or 20.0%. The increase is a result of pre-tax earnings increasing by 38.6%. The effective tax rate of the Company decreased from 44.2% for the three months ended June 30, 2000 to 38.2% for the three months ended June 30, 2001. This decrease is the result of significant non-deductible merger costs recorded in the 2000 period.

     Net Income. Net income increased from $11.9 million for the three months ended June 30, 2000 to $18.4 million for the three months ended June 30, 2001, an increase of $6.5 million or 54.6%. The increase is a result of the items discussed above.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 2001

     Net Revenue. Net revenue increased from $303.8 million for the six months ended June 30, 2000 to $358.2 million for the six months ended June 30, 2001, an increase of $54.4 million, or 17.9%. This increase resulted primarily from a 9.4% increase in the number of treatments from approximately 1,189,000 in 2000 to approximately 1,301,000 in 2001. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.5% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 9.3% from $248 in 2000 to $271 in 2001. The increase in revenue per treatment was generally due to a stronger payor mix in two businesses acquired in the fourth quarter of 2000, an improvement in the Company’s overall payor mix, the effect of the 2.4% increase in the Medicare ESRD composite rate, increases in the utilization of certain drugs, and increases in acute hospital services.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $194.9 million for the six months ended June 30, 2000 to $232.1 million for the six months ended June 30, 2001 an increase of 19.1%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.1% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 8.5% from $164 in 2000 to $178 in 2001. These increases were due to Amgen’s 3.9% increase in the price of EPO, generally higher patient care costs in two businesses acquired in the fourth quarter of 2000, increased labor costs to address wage pressures in many of the Company’s markets, the cost of providing in-house laboratory services for a larger percentage of the Company’s patients and other health care inflation.

     General and Administrative Expenses. General and administrative expenses increased from $28.7 million for the six months ended June 30, 2000 to $30.8 million for the six months ended June 30, 2001, an increase of 7.3%. General and administrative expenses as a percentage of net revenue decreased from 9.4% in 2000 to 8.6% in 2001, primarily as the result of the increase in net revenue for 2001 and due to synergies realized in the successful integration of maturing mergers and acquisitions.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased from $8.3 million for the six months ended June 30, 2000 to $9.7 million for the six months ended June 30, 2001, an increase of $1.4 million, or 16.9%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in 2000 and 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $15.6 million for the six months ended June 30, 2000 to $18.1 million for the six months ended June 30, 2001, an increase of $2.5 million, or 16.0%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with the acquisitions accounted for as purchases.

     Income from Operations. Income from operations increased from $52.7 million for the six months ended June 30, 2000 to $67.5 million for the six months ended June 30, 2001, an increase of $14.8 million, or 28.1%. Income from operations as a percentage of net revenue increased from 17.3% in the 2000 period to 18.8% in the 2001 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $2.9 million for the six months ended June 30, 2000 to $2.3 million for the six months ended June 30, 2001. The decrease was the result of lower average borrowings during 2001, offset by a charge of $700,000 resulting from the anticipated settlements of Federal, state and local tax audits.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 1.9% in 2001 from 1.5% in 2000. This increase was the result of continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $18.6 million for the six months ended June 30, 2000 to $22.3 million for the six months ended June 30, 2001, an increase of $3.7 million or 19.9%. The increase is a result of pre-tax earnings increasing by 28.7%. The effective tax rate of the Company decreased from 40.9% for the six months ended June 30, 2000 to 38.2% for the six months ended June 30, 2001. This decrease is the result of significant non-deductible merger costs recorded in the 2000 period.

     Net Income. Net income increased from $26.8 million for the six months ended June 30, 2000 to $36.1 million for the six months ended June 30, 2001, an increase of $9.3 million or 34.7%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At June 30, 2001, the Company’s working capital was $125.2 million, cash and cash equivalents were $32.2 million, and the Company’s current ratio was approximately 2.2 to 1.

     Net cash provided by operating activities was $52.9 million for the six months ended June 30, 2001. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $35.0 million for the six months ended June 30, 2001. Cash used in investing activities consisted primarily of $26.2 million of purchases of property and equipment and $6.2 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was $15.6 million for the six months ended June 30, 2001. Cash used in financing activities primarily reflects $34.2 million in net payments under Renal Care Group’s line of credit partially offset by $18.6 million in net proceeds from the issuance of common stock.

     On June 23, 1999, the Company executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provided for an increase in the credit facility from $125.0 million to $185.0 million through August 2000 at which point the lender commitments were reduced to $157.3 million. Lender commitments were further reduced to $129.5 million in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans.

     The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates from the closing date through August 2003. Renal Care Group obtained lender commitments of $185.0 million that were reduced to $129.5 million in August 2001. Lender commitments remain at $129.5 million through August 2002, and will then be reduced to $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of June 30, 2001, there was $20.0 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

     Each of Renal Care Group’s subsidiaries has guaranteed all of Renal Care Group’s obligations under the loan agreement. Further, Renal Care Group’s obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment.

     A significant component of Renal Care Group’s growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management of Renal Care Group believes that existing cash and funds from operations, together with funds available under the line of credit, will be sufficient to meet Renal Care Group’s acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

     Renal Care Group plans to make capital expenditures of between $45.0 million to $50.0 million in 2001, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. The Company has made capital expenditures of $26.2 million through June 30, 2001. The Company expects that remaining capital expenditures in 2001 will be funded with cash provided by operating activities and the Company’s existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

Newly Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, that previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but must be reviewed at least annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. The provisions of SFAS No. 142 apply currently to goodwill and intangible assets acquired after June 30, 2001 and upon adoption of the statement with respect to goodwill and intangibles acquired prior to July 1, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Management is also currently assessing the impact from the application of the nonamortization provisions of SFAS No. 142.

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

If Medicare or Medicaid Changes its Programs for Dialysis, Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 57% of our net revenue for 1999, 53% of our net revenue for 2000 and 50% of our net revenue for the six months ended June 30, 2001 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 4% of our net revenue for 1999, 5% of our net revenue for 2000 and 7% of our net revenue for the six months ended June 30, 2001 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

•	a reduction of the amount paid to us under government programs;

•	an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

•	the inclusion of some or all ancillary services, for which we are now reimbursed separately, in the flat composite rate for a standard dialysis treatment; or

•	changes in laws, or the interpretations of laws, which could cause us to modify our operations.

     Specifically, Congress and the Centers for Medicare & Medicaid Services, or CMS (formerly known as the Health Care Financing Administration), have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

If Reimbursement for EPO Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 1999 and 2000 and for the six months ended June 30, 2001. Most of our payments for EPO come from government programs. For the six months ended June 30, 2001, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and aversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could Be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products marketed to dialysis providers in the United States. In May 2001, Amgen announced a 3.9% increase in the price of EPO. This price increase will not affect our earnings in 2001 because our contract with Amgen has pricing protection through 2001. This price increase will, however, adversely affect our earnings in 2002 by up to $0.05 per share. In addition, Amgen implemented a 3.9% increase in the price of EPO in February 2000. This price increase adversely affected our earnings in 2000. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline. Amgen is also developing a new product that may replace EPO or reduce its use. The Food and Drug Administration has not yet approved this new drug. We cannot predict when, or whether, Amgen will seek to introduce this product into the dialysis market or how it will impact our revenue or earnings if it is introduced.

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 39% of our net revenue for 1999, 42% of our net revenue for 2000 and 43% of our net revenue for the six months ended June 30, 2001, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are typically at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which currently have lower rates for our services; or

•	the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

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

If We Fail to Integrate Acquired Companies, We Will Be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as July 2001. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Additional Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $230.1 million of goodwill and other intangibles, net, as of June 30, 2001. The Financial Accounting Standards Board announced the finalization of rules that eliminate the pooling-of-interests method. The elimination of the pooling-of-interests method will likely result in the recording of goodwill for all acquisitions subsequent to June 30, 2001. Under the rule and policy changes goodwill and other intangible assets with indefinite lives will not be amortized to expense; however, we will be required to review all such assets at regular intervals and to charge an appropriate amount to expense when impairment is identified. Interest expense on additional debt incurred to fund our acquisitions may significantly reduce profitability.

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

If Our Referring Physicians Stop Referring To Our Centers or Were Prohibited From Referring for Regulatory Reasons, Our Revenue and Earnings Would Decline

     Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, the physicians owning our stock or acting as medical directors could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician serves as a medical director.

If Our Business Is Alleged or Found To Violate Heath Care or Other Applicable Laws, Our Revenue and Earnings Could Decrease

     We are subject to extensive federal, state and local regulation regarding the following:

•	fraud and abuse prohibitions under health care reimbursement laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement, including false claims prohibitions under health care reimbursement laws;

•	collection, use, storage and disclosure of patient health information;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

     Much of this regulation, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our arrangements with medical directors, physician shareholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws.

     New regulations governing electronic transactions and the collection, use, storage and disclosure of health information impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these restrictions, we could be subject to:

•	criminal or civil penalties;

•	claims by persons who believe their health information has been improperly used or disclosed; and

•	administrative penalties by payors.

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. For example, the OIG has indicated that it is focusing on a number of areas related to ESRD in its 2001 work plan. In addition, one of our competitors, DaVita, Inc., recently announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania, and another competitor, Gambro Healthcare, Inc., recently announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri. If any of our operations are found to violate these laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, our revenue and earnings could decline.

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to realize lower equipment costs. Several of our competitors, including these equipment manufacturers, are much larger than we are and have substantially greater financial resources and more established operations and infrastructure than us. We also experience competition from nephrologists who open their own dialysis centers. There can be no assurance that we will be able to compete effectively with any of our competitors.

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

If We Are Liable for Damages in Litigation, Our Insurance May Not be Sufficient to Cover Such Potential Damages

     On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. Eight lawsuits had been filed against us as of June 30, 2001, and other suits could be brought in the future. While management believes Renal Care Group’s insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

If Our Board of Directors Does Not Approve an Acquisition or Change in Control of Renal Care Group, Our Shareholders May Not Realize the Full Value of Their Stock

     Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors prior to pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

•	a staggered board of directors that would require two annual meetings to replace a majority of the board of directors;

•	restrictions on calling special meetings at which an acquisition or change in control might be brought to a vote of the shareholders;

•	blank check preferred stock that may be issued by our board of directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquiror; and

•	a poison pill that would substantially dilute the interest sought by an acquiror.

     These provisions could also discourage bids for our common stock at a premium and cause the market price of our common stock to decline.

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, ranging from a low of $23.43 per share to a high of $32.89 per share during the three months ended June 30, 2001. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors or the health care market;

•	the threat of litigation;

•	changes in government regulations; and

•	changes in earnings estimates by analysts.

     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.

Forward Looking Statements

     Some of the information in this quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words like “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to “incorporate by reference” the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this quarterly report on Form 10-Q and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later.

     In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of June 30, 2001, a total of eight suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants include the water system vendors who installed and maintained the water system in the dialysis centers. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously.

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
Kay F. Lingo v. Physicians Dialysis Centers, Inc., et al.
Charles J. Lowry, Sr. v. Physicians Dialysis Centers, Inc., et al.
Lawrence Payne v. Physicians Dialysis Centers, Inc., et al.
William E. Repasky, et al. v. Physicians Dialysis Centers, Inc., et al.

     Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 6, 2001, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes and with the following results:

1.	To elect Joseph C. Hutts, Harry R. Jacobson, M.D. and Thomas A. Lowery as Class II Directors, each to serve for a term of three (3) years and until his successor is elected:

	FOR	ABSTAIN

Election of Joseph C. Hutts	40,111,843	1,507,580

Election of Harry R. Jacobson, M.D.	40,256,990	1,362,433

Election of Thomas A. Lowrey, M.D.	39,229,307	2,390,116

Directors whose terms continued following the meeting but who were not subject to election at the meeting are: Sam A. Brooks, Jr., John D. Bower, M.D., Kenneth E. Johnson, M.D., William V. Lapham, Stephen D. McMurray, M.D., and W. Tom Meredith, M.D.

2.	To approve an amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) to increase the number of shares available for issuance thereunder:

FOR	AGAINST	ABSTAIN

23,087,669	18,334,385	197,369

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

None.

     (b)  Reports on Form 8-K:

Form 8-K filed May 16, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC.

August 14, 2001	BY:	/s/ R. Dirk Allison R. Dirk Allison
Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer