Form 10-Q
period 2001-09-30
RENAL CARE GROUP INC
filed 2001-11-14
CIK 920052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 9, 2001

Common Stock, $.01 par value	49, 192, 373

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets December 31, 2000 and September 30, 2001 (unaudited)	1

	Consolidated Income Statements – (unaudited) For the three months and nine months ended September 30, 2000 and 2001	2

	Consolidated Statements of Cash Flows – (unaudited) For the nine months ended September 30, 2000 and 2001	3

	Notes to Consolidated Financial Statements – (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	8

	Risk Factors	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	20

Note: Item 3 of Part I, and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	September 30,
	2000	2001

		(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$29,902	$39,659

Accounts receivable, net	122,816	126,432

Inventories	12,881	13,974

Prepaid expenses and other current assets	24,613	20,271

Deferred income taxes	26,125	26,125

Total current assets	216,337	226,461

Property, plant and equipment, net	139,573	160,921

Goodwill and other intangibles, net	228,227	242,590

Other assets	5,365	4,068

Total assets	$589,502	$634,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$25,951	$20,649

Current portion of long-term debt	476	806

Other current liabilities	74,165	83,723

Total current liabilities	100,592	105,178

Long-term debt, net of current portion	58,316	6,927

Deferred income taxes	20,470	20,470

Minority interest	16,002	17,406

Total liabilities	195,380	149,981

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 90,000 shares authorized, 47,091 and 48,840 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	471	488

Additional paid-in capital	234,738	268,687

Retained earnings	158,913	214,884

Total stockholders’ equity	394,122	484,059

Total liabilities and stockholders’ equity	$589,502	$634,040

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.
Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net revenue	$156,505	$193,149	$460,314	$551,382

Operating costs and expenses:

Patient care costs	101,068	125,020	295,922	357,166

General and administrative expenses	13,984	16,430	42,679	47,222

Provision for doubtful accounts	4,259	5,215	12,512	14,885

Depreciation and amortization	8,154	9,997	23,734	28,121

Restructuring charge	9,235	—	9,235	—

Merger expenses	—	—	3,766	—

Total operating costs and expenses	136,700	156,662	387,848	447,394

Income from operations	19,805	36,487	72,466	103,988

Interest expense, net	1,126	198	3,988	2,470

Income before minority interest and income taxes	18,679	36,289	68,478	101,518

Minority interest	2,428	4,104	6,855	10,956

Income before income taxes	16,251	32,185	61,623	90,562

Provision for income taxes	6,449	12,288	25,026	34,591

Net income	$9,802	$19,897	$36,597	$55,971

Net income per share:

Basic	$0.21	$0.41	$0.80	$1.17

Diluted	$0.20	$0.39	$0.77	$1.12

Weighted average shares outstanding:

Basic	46,470	48,518	45,760	47,791

Diluted	48,100	50,904	47,600	50,187

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2000	2001

OPERATING ACTIVITIES

Net income	$36,597	$55,971

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	23,734	28,121

Distributions to minority shareholders	(3,905)	(9,552)

Income applicable to minority interest	6,855	10,956

Deferred income taxes	(3,137)	—

Loss from restructuring	9,235	—

Changes in operating assets and liabilities net of effects from acquisitions	(3,592)	13,685

Net cash provided by operating activities	65,787	99,181

INVESTING ACTIVITIES

Purchases of property and equipment	(23,747)	(44,083)

Cash paid for acquisitions, net of cash acquired	(1,189)	(21,403)

Change in other assets	(2,866)	3,355

Net cash used in investing activities	(27,802)	(62,131)

FINANCING ACTIVITIES

Net repayments under line of credit	(37,285)	(51,285)

Proceeds from exercise of stock options	17,226	23,992

Net cash used in financing activities	(20,059)	(27,293)

Increase in cash and cash equivalents	17,926	9,757

Cash and cash equivalents, at beginning of period	15,608	29,902

Cash and cash equivalents, at end of period	$33,534	$39,659

See accompanying notes to consolidated financial statements

RENAL CARE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
(in thousands, except per share data)
(unaudited)

NOTE 1 — Basis of Presentation

Overview

     Renal Care Group, Inc. (“Renal Care Group” or the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of September 30, 2001, the Company provided dialysis and ancillary services to approximately 17,900 patients through 228 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services in 118 hospitals.

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

     Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare & Medicaid Services (“CMS”), formerly known as the Health Care Financing Administration. For the nine months ended September 30, 2001, approximately 57% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective on both January 1, 2000 and January 1, 2001, Congress increased the Medicare composite rate by 1.2% each year. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that makes that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, is an effective increase of 2.4% for calendar year 2001. In light of recommendations made by the Prospective Payment Assessment Commission to keep the composite rate steady, management believes that an increase in the composite rate for 2002 is unlikely.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In February 2000, Amgen implemented a 3.9% increase in its price for EPO, which represented its first price increase since before Renal Care Group was formed in February 1996. In May 2001, Amgen implemented an additional increase of 3.9%. This May 2001 increase will not affect Renal Care Group’s results of operations in 2001 because Renal Care Group’s current contract with Amgen includes price protection for 2001. Management believes this 2001 increase will adversely affect earnings in 2002 by up to $0.05 per share, if Renal Care Group is unable to mitigate the price increase through its contract with Amgen or other means. Based on the status of discussions with Amgen, management believes that Renal Care Group may be able to mitigate between 20% and 25% of this adverse effect; however, no assurances can be given in this regard.

Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-K, as filed with the SEC on April 2, 2001.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the net results of operations as previously reported.

NOTE 2 — Earnings Per Share (in thousands, except per share data)

     The following table sets forth the computation of basic and diluted income per share in accordance with SFAS 128.

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Numerator:

Numerator for basic and diluted income per share	$9,802	$19,897	$36,597	$55,971

Denominator:

Denominator for basic net income per share – weighted-average shares	46,470	48,518	45,760	47,791

Effect of dilutive securities:

Stock Options	1,232	1,966	1,438	1,980

Warrants	398	420	402	416

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	48,100	50,904	47,600	50,187

Net income per share:

Basic	$0.21	$0.41	$0.80	$1.17

Diluted	$0.20	$0.39	$0.77	$1.12

NOTE 3 — Contingencies (in thousands)

On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. As of September 30, 2001, eleven lawsuits related to this matter were pending. Other suits could be brought in the future. Management believes Renal Care Group’s insurance should be adequate to cover these events and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provide that the Company will pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and remains accrued for as of September 30, 2001. Although the Company expected to pay this amount during the second quarter of 2001, a corporate integrity agreement has not been finalized, and management now expects to pay such amount before the end of 2001.

The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 4 – Restructuring Charge (in thousands)

During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Effective May 31, 2001, the Company sold certain assets and transferred certain liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less the liabilities transferred; accordingly, no gain or loss was recognized. There are no remaining accrued expenses as of September 30, 2001 that relate to this restructuring charge.

NOTE 5 – Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, that previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but must be reviewed at least annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit. The provisions of SFAS No. 142 apply currently to goodwill and intangible assets acquired after June 30, 2001 and upon adoption of the statement with respect to goodwill and intangibles acquired prior to July 1, 2001. During 2001, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Management believes the impact of the application of the provisions of SFAS No. 142 relating to the amortization of goodwill will favorably affect the Company's earnings in 2002 by up to $0.05 per share.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

     Net Revenue. Net revenue increased from $156.5 million for the three months ended September 30, 2000 to $193.1 million for the three months ended September 30, 2001, an increase of $36.6 million, or 23.4%. This increase resulted primarily from an 11.8% increase in the number of treatments from approximately 604,000 performed in the 2000 period to approximately 675,000 performed in the 2001 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.1% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 11.5% from $253 in 2000 to $282 in 2001. The increase in revenue per treatment was generally due to the implementation of price increases to commercial payors implemented beginning in the fourth quarter of 2000, a stronger payor mix in two businesses acquired in the fourth quarter of 2000, the effect of the 2.4% increase in the Medicare ESRD composite rate and increases in the utilization of certain drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $101.1 million for the three months ended September 30, 2000, to $125.0 million for the three months ended September 30, 2001, an increase of 23.6%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.6% in 2000 to 64.7% in 2001. Patient care costs per treatment increased 10.8% from $167 in 2000 to $185 in 2001. These increases were due to increased labor costs to address wage pressures in many of the Company’s markets, the increase in utilization of certain drugs and generally higher patient care costs in two businesses acquired in the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $14.0 million for the three months ended September 30, 2000 to $16.4 million for the three months ended September 30, 2001, an increase of 17.1%. General and administrative expenses as a percentage of net revenue decreased from 8.9% in 2000 to 8.5% in 2001, primarily as the result of an increase in net revenue for 2001.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $4.3 million for the three months ended September 30, 2000 to $5.2 million for the three months ended September 30, 2001, an increase of approximately $900,000, or 20.9%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in 2000 and 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $8.2 million for the three months ended September 30, 2000 to $10.0 million for the three months ended September 30, 2001, an increase of

22.0%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with acquisitions prior to June 30, 2001, that are accounted for as purchases.

     Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during the three months ended September 30, 2000. The charge resulted from the Company’s decision to cease providing wound care services, and to focus on its core dialysis business. The restructuring charge principally represents impairment charges for goodwill and property and equipment associated with the wound care business along with severance costs, contract termination costs and other associated charges.

     Income from Operations. Income from operations increased from $19.8 million for the three months ended September 30, 2000 to $36.5 million for the three months ended September 30, 2001, an increase of 84.3%. Income from operations as a percentage of net revenue increased from 12.7% in 2000 to 18.9% in 2001 as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $1.1 million for the three months ended September 30, 2000 to approximately $200,000 for the three months ended September 30, 2001, a decrease of 81.8%. The decrease was the result of lower average borrowings during 2001.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.1% in 2001 from 1.6% in 2000. This increase was the result of the continued expansion of the operations of Renal Care Group’s joint ventures, primarily those in Ohio, Washington and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $6.4 million for the three months ended September 30, 2000 to $12.3 million for the three months ended September 30, 2001, an increase of $5.9 million or 92.2%. The increase is a result of pre-tax earnings increasing by approximately 98.0%. The effective tax rate of the Company decreased from 39.7% for the three months ended September 30, 2000 to 38.2% for the three months ended September 30, 2001. This decrease is primarily the result of certain non-deductible costs associated with the restructuring charge described above.

     Net Income. Net income increased from $9.8 million for the three months ended September 30, 2000 to $19.9 million for the three months ended September 30, 2001, an increase of $10.1 million or 103.1%. The increase is a result of the items discussed above.

Results of Operations

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

     Net revenue. Net revenue increased from $460.3 million for the nine months ended September 30, 2000 to $551.4 million for the nine months ended September 30, 2001, an increase of $91.1 million, or 19.8%. This increase resulted primarily from an 11.1% increase in the number of treatments from approximately 1.8 million in 2000 to approximately 2.0 million, in 2001. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.4% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 10.4% from $249 in 2000 to $275 in 2001. The increase in revenue per treatment was generally due to the implementation of price increases to commercial payors implemented beginning in the fourth quarter of 2000, a stronger payor mix in two businesses acquired in the fourth quarter of 2000, the effect of the 2.4% increase in the Medicare ESRD composite rate and increases in the utilization of certain drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $295.9 million for the nine months ended September 30, 2000, to $357.2 million for the nine months ended September 30, 2001, an increase of 20.7%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.3% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 9.7% from $165 in 2000 to $181 in 2001. These increases were due to increased labor costs to address wage pressures in many of the Company’s markets, the increase in utilization of certain drugs and generally higher patient care costs in two businesses acquired in the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses increased from $42.7 million for the nine months ended September 30, 2000 to $47.2 million for the nine months ended September 30, 2001, an increase of 10.5%. General and administrative expenses as a percentage of revenue decreased from 9.3% in 2000 to 8.6% in 2001, primarily as the result of an increase in net revenue for 2001.

     Provision for Doubtful Accounts. The provision for doubtful accounts increased from $12.5 million for the nine months ended September 30, 2000 to $14.9 million for the nine months ended September 30, 2001, an increase of $2.4 million, or 19.2%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in 2000 and 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $23.7 million for the nine months ended September 30, 2000 to $28.1 million for the nine months ended September 30, 2001, an increase of $4.4 million, or 18.6%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the goodwill and other intangible assets associated with the acquisitions prior to June 30, 2001, that are accounted for as purchases.

     Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during the nine months ended September 30, 2000. The charge resulted from the Company’s decision to cease providing wound care services, and to focus on its core dialysis business. The restructuring charge principally represents impairment charges for goodwill and property and equipment associated with the wound care business along with severance costs, contract termination costs and other associated charges.

     Merger Expenses. Merger expenses of $3.8 million for the nine months ended September 30, 2000 represent legal, accounting, employee severance costs and related benefits and other costs associated with the assimilation and transition of the Company's merger with Renal Disease Management by Physicians in April 2000.

     Income from Operations. Income from operations increased from $72.5 million for the nine months ended September 30, 2000 to $104.0 million for the nine months ended September 30, 2001, an increase of $31.5 million, or 43.4%. Income from operations as a percentage of net revenue increased from 15.7% in the 2000 period to 18.9% in the 2001 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $4.0 million for the nine months ended September 30, 2000 to $2.5 million for the nine months ended September 30, 2001. The decrease was the result of lower average borrowings during 2001, offset by a charge of $700,000 recorded in the second quarter of 2001, resulting from the anticipated settlements of Federal, state and local tax audits.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.0% in 2001 from 1.5% in 2000. This increase was the result of the continued expansion of the operations of Renal Care Group’s joint ventures, primarily those in Ohio, Washington and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $25.0 million for the nine months ended September 30, 2000 to $34.6 million for the nine months ended September 30, 2001, an increase of $9.6 million or 38.4%. The increase is a result of pre-tax earnings increasing by 47.0%. The effective tax rate of the Company decreased from 40.6% for the nine months ended September 30, 2000 to 38.2% for the nine months ended September 30, 2001. This decrease is the result of significant non-deductible merger and restructuring costs recorded in the 2000 period.

     Net Income. Net income increased from $36.6 million for the nine months ended September 30, 2000 to $56.0 million for the nine months ended September 30, 2001, an increase of $19.4 million or 53.0%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At September 30, 2001, the Company’s working capital was $121.3 million, cash and cash equivalents were $39.7 million, and the Company’s current ratio was approximately 2.2 to 1.

     Net cash provided by operating activities was $99.2 million for the nine months ended September 30, 2001. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily related to the timing of the Company’s third quarter estimated tax payment. Net cash used in investing activities was $62.1 million for the nine months ended September 30, 2001. Cash used in investing activities consisted primarily of $44.1 million of purchases of property and equipment and $21.4 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was $27.3 million for the nine months ended September 30, 2001. Cash used in financing activities primarily reflects $51.3 million in net payments under Renal Care Group’s line of credit partially offset by $24.0 million in net proceeds from the issuance of common stock.

     The Company has executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provided for an increase in the credit facility from $125.0 million to $185.0 million through August 2000 at which point the lender commitments were reduced to $157.3 million. Lender commitments were further reduced to $129.5 million in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans.

     The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates through August 2003. Lender commitments will remain at $129.5 million through August 2002, and will then be reduced to $101.8 million through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of September 30, 2001, there was $3.0 million outstanding under this agreement. These variable rate debt instruments of the Company carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

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

     Renal Care Group plans to make capital expenditures of between $45.0 million to $50.0 million in 2001, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. The Company has made capital expenditures of $44.1 million through September 30, 2001. The Company expects that remaining capital expenditures in 2001 will be funded with cash provided by operating activities and the Company’s existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

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

If Medicare or Medicaid Changes its Programs for Dialysis, Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 57% of our net revenue for 1999, 53% of our net revenue for 2000 and 50% of our net revenue for the nine months ended September 30, 2001 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 4% of our net revenue for 1999, 5% of our net revenue for 2000 and 7% of our net revenue for the nine months ended September 30, 2001 consisted of reimbursements from Medicaid or comparable state programs. Some of the Medicaid programs reimburse us at rates higher than those paid by Medicare, and any action to reduce those rates would adversely affect our revenue and earnings. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

If Reimbursement for EPO Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 1999, 2000 and for the nine months ended September 30, 2001. Most of our payments for EPO come from government programs. For the nine months ended September 30, 2001, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and aversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could Be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products marketed to dialysis providers in the United States. In May 2001, Amgen announced a 3.9% increase in the price of EPO. This price increase will not affect our earnings in 2001 because our contract with Amgen has pricing protection through 2001. This price increase will, however, adversely affect our earnings in 2002 by up to $0.05 per share. In addition, Amgen implemented a 3.9% increase in the price of EPO in February 2000. That price increase adversely affected our earnings in 2000. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline. Amgen is also developing a new product that may replace EPO or reduce its use. We cannot predict when, or whether, Amgen will seek to introduce this product into the dialysis market or how it will impact our revenue or earnings if it is introduced.

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 39% of our net revenue for 1999, 42% of our net revenue for 2000 and 43% of our net revenue for the nine months ended September 30, 2001, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are typically at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

If We are Unable to Make Acquisitions in the Future, Our Rate of Growth Will Slow

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own more than 60% of the total outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

If We Fail to Integrate Acquired Companies, We Will Be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as September 2001. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Additional Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. We have used the pooling-of-interests accounting method for many of our acquisitions, and as a result we have not recorded goodwill (the excess of acquisition cost over identifiable tangible assets) in these acquisitions. In those instances where we have used the purchase accounting method in acquisitions, we have recorded goodwill and other intangible assets, which are then amortized yearly against our earnings at a blended average life of 35 years. We had approximately $242.6 million of goodwill and other intangibles, net, as of September 30, 2001. The Financial Accounting Standards Board announced the finalization of rules that eliminate the pooling-of-interests method. The elimination of the pooling-of-interests method will likely result in the recording of goodwill for all acquisitions subsequent to September 30, 2001. Under these new rules goodwill and other intangible assets with indefinite lives will not be amortized to expense; however, we will be required to review all such assets at regular intervals and to charge an appropriate amount to expense when impairment is identified. Interest expense on additional debt incurred to fund our acquisitions may significantly reduce our profitability.

If Acquired Businesses Have Unknown Liabilities, Then We Could Be Exposed to Liabilities That Could Harm Our Business and Profitability

     Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify practices that may give rise to unknown or contingent liabilities and conform them to our standards after an acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from prospective sellers, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

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

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. For example, the OIG has indicated that it is focusing on a number of areas related to ESRD in its 2001 work plan. In addition, one of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania, and another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri. If any of our operations are found to violate applicable laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, our revenue and earnings could decline.

Changes In the Health Care Delivery, Financing or Reimbursement Systems Could Adversely Affect Our Business

     The health care industry in the United States remains in a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and capital expenditures. In addition, proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may further increase government regulation of or other involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to realize lower equipment costs. Several of our competitors, including these equipment manufacturers, are much larger than we are and have substantially greater financial resources and more established operations and infrastructure than us. We also experience competition from nephrologists who open their own dialysis centers. We cannot assure you that we will be able to compete effectively with any of our competitors.

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

If We Are Liable for Damages in Litigation, Our Insurance May Not be Sufficient to Cover Such Potential Damages

     On August 30, 2000, nineteen patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the nineteen hospitalized patients also died some time later. Eleven lawsuits had been filed against us as of September 30, 2001, and other suits could be brought in the future. While management believes Renal Care Group’s insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the Nasdaq National Market. The market price of our common stock has ranged from a low of $26.80 per share to a high of $33.89 per share during the three months ended September 30, 2001. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

     In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of September 30, 2001, a total of eleven suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously.

These suits are styled:	Mary E. Beaumier v. Physicians Dialysis Centers, Inc., et al.

Renee Chesney, et al. v. Physicians Dialysis Centers, Inc., et al.

Connie M. Dukes v. Physicians Dialysis Centers, Inc., et al.

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

James Thomas v. Physicians Dialysis Centers, Inc., et al.

     Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

	10.53	Stock Option Agreement dated August 2, 2001 between the Company and Sam A. Brooks

	10.54	Stock Option Agreement dated August 2, 2001 between the Company and R. Dirk Allison

	10.55	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt

	10.56	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim

(b)	Reports on Form 8-K:

Form 8-K filed August 23, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC.

November 14, 2001	BY: /s/ R. Dirk Allison

R. Dirk Allison
Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and Description of Exhibit

10.53	Stock Option Agreement dated August 2, 2001 between the Company and Sam A. Brooks
10.54	Stock Option Agreement dated August 2, 2001 between the Company and R. Dirk Allison
10.55	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt
10.56	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim