Form 10-K
period 2001-12-31
RENAL CARE GROUP INC
filed 2002-03-29
CIK 920052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $1,577,525,251 as of March 20, 2002, based upon the closing price of such stock as reported on the New York Stock Exchange ("New York Stock Exchange") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 49,812,942 shares of common stock, $0.01 par value, issued and outstanding at March 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

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

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we cannot accurately predict or over which we have no control. The risk factors discussed on pages 17 to 22 of this annual report on Form 10-K, as well as any cautionary language in or incorporated by reference into this annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to "incorporate by reference" the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

ITEM 1. BUSINESS

GENERAL

         Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 2001, Renal Care Group provided dialysis and ancillary services to approximately 18,800 patients through 238 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services to more than 120 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2001, there were 306 nephrologists with privileges to practice at the Company's outpatient dialysis centers.

         In Renal Care Group's dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Centers for Medicare & Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, there were more than 3,800 facilities providing dialysis in the United States at the end of 1999. In the past, many outpatient dialysis facilities were owned by practicing nephrologists and comprised an integral component of their practice, because of the critical role that dialysis plays in the treatment of ESRD patients. Over the last several years, however, the dialysis services industry has been consolidating. As a result, Renal Care Group believes that approximately 65% of outpatient dialysis centers are now owned by multi-center dialysis companies, approximately 17% are owned by independent physicians, small chains and other small operators, and approximately 18% are hospital-based centers.

         Renal Care Group is a Delaware corporation; its principal executive offices are located at 2100 West End Avenue, Suite 800, Nashville, Tennessee 37203; and its telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

END-STAGE RENAL DISEASE

         ESRD is a state of advanced kidney failure. ESRD is irreversible and, without a kidney transplant, ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients require either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 1998, dialysis was the primary treatment for approximately 71% of all ESRD patients, and the remaining 29% of ESRD patients had a functioning kidney transplant.

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

         According to CMS data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 260,000 in 1999. Based on USRDS data, the ESRD incidence rate among Medicare-eligible patients was approximately 308 patients per million in 1998 as compared to 111 patients per million in 1984.

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

TREATMENT OPTIONS FOR END-STAGE RENAL DISEASE

         Currently, there are three treatment options for ESRD:

         - hemodialysis, which is performed either in a hospital setting, an outpatient facility or a patient's home,

         - peritoneal dialysis, which is generally performed in the patient's home, and

         -        kidney transplant surgery.

         According to CMS data, in 1998 approximately 90% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 10% received hemodialysis or peritoneal dialysis in their homes.

         Hemodialysis is the most common form of ESRD treatment. It is generally performed either in a freestanding center or in a hospital. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient's blood and another device that controls external blood flow and monitors the patient's vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the patient's blood cross the membrane into the dialysis fluid. Hemodialysis usually takes about four hours and is generally administered three times per week for the life of the patient or until the patient receives a transplant.

         Peritoneal dialysis is typically performed by the patient at home and uses the patient's abdominal cavity to eliminate fluids and toxins in the patient's blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cyclic peritoneal dialysis are the most common. Under each method, the patient's blood is circulated across the peritoneal membrane into the dialysis solution, which removes toxins and excess fluid from the patient's blood. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient dialysis center or by a visit by the patient to a dialysis center.

         Kidney transplants, when successful, are the most desirable form of therapy for ESRD patients. However, the shortage of suitable donors severely limits the availability of this procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants each year.

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

OPERATIONS

LOCATION, CAPACITY AND USE OF FACILITIES

         As of December 31, 2001, Renal Care Group operated 238 outpatient dialysis centers in 26 states with 4,047 certified dialysis stations and provided inpatient dialysis services to 120 acute care hospitals. During 2001, Renal Care Group provided 2,686,181 hemodialysis treatments. Renal Care Group estimates that on average its centers were operating at approximately 63% of capacity as of December 31, 2001, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.

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

         For Renal Care Group's dialysis centers to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each center and must supervise medical aspects of the center's operations. An administrator or manager manages each center. The administrator or manager is typically a registered nurse who is responsible for the day-to-day operations of the center and oversight of the staff. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. Renal Care Group works to staff each center in a manner that allows the scheduling of personnel to be adjusted according to the number of patients receiving treatments.

HOME DIALYSIS

         All of Renal Care Group's centers offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2001, approximately 12% of Renal Care Group's patients received home dialysis. Renal Care Group's home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. The Company believes that home dialysis is important to providing a full range of dialysis care and continues to work to expand its home dialysis program.

INPATIENT CARE

         Some of Renal Care Group's centers provide inpatient dialysis services to hospitals in their service areas. As of December 31, 2001, Renal Care Group provided inpatient services to more than 120 hospitals. Under these arrangements, Renal Care Group typically provides equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with the hospital's inpatient services. These inpatient dialysis services are typically required for patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who need to be in the hospital for other reasons. Most of Renal Care Group's hospital contracts specify predetermined fees per dialysis treatment. The Company believes that such fees may be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

UNIVERSITY DIVISION

         Renal Care Group currently manages the dialysis programs at Vanderbilt University Medical Center and is the owner or managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, Froedtert Hospital (a hospital affiliated with Medical College of Wisconsin), Northwestern Memorial Hospital of Chicago, and Elmhurst Memorial Hospital. Renal Care Group expects these affiliations will expand its patient base and provide opportunities for the development of new centers. Furthermore, Renal Care Group expects these affiliations to provide access to outcomes research and highly trained nephrologists who may become medical directors at Renal Care Group's centers.

NEPHROLOGISTS

         A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has practice privileges. Consequently, the Company relies on its ability to satisfy the needs of referring nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2001, there were 306 nephrologists with privileges to practice at the Company's outpatient dialysis centers.

MEDICAL DIRECTORS

         To satisfy the requirements of the Medicare ESRD program, Renal Care Group generally engages practicing, board-certified or board-eligible nephrologists to serve as medical directors for its centers. Each medical director provides services under an independent contractor agreement with the Company. Medical directors are responsible for the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development and training programs and assessment of all patients. Medical directors play an important role in quality assurance activities and in coordinating the delivery of care to maintain ESRD patients' general level of health and to avoid medical complications that might require hospitalization.

         Renal Care Group's typical medical director agreement has a term of seven years with three-year renewal options. Renal Care Group pays medical directors fees that are consistent with the fair market value of the required supervisory services. These medical director fees are the result of arms-length negotiations. Most of the Company's medical director agreements also include non-competition clauses with specific limitations on the medical director's ability to compete with Renal Care Group for certain periods of time and in certain geographic areas.

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

QUALITY ASSURANCE

         Integral to Renal Care Group's operating philosophy is the understanding that providing superior care is in the best interest not only of patients but also of the Company's stockholders. Better patient care results in improved mortality and morbidity and a greater number of treatments, as patients' life spans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, Renal Care Group maintains a quality assurance program. Renal Care Group establishes, maintains and monitors quality criteria for its clinical operations and monitors patient outcomes in all of its centers.

MEDICAL ADVISORY BOARD

         Renal Care Group's Medical Advisory Board oversees the development and implementation of clinical protocols and the review of patient outcomes. The Medical Advisory Board is chaired by Renal Care Group's Chief Medical Officer and is composed of 12 nephrologists who are medical directors of one or more of the Company's centers. The Medical Advisory Board is responsible for establishing, implementing and monitoring the Company's quality assurance policies and procedures and for reviewing and recommending clinical treatment protocols, policies and procedures. The Medical Advisory Board also works to identify therapy deficiencies and to evaluate technological changes. The Medical Advisory Board's ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical management model that will enable the Company to provide optimal care to its patients and, ultimately, to manage effectively the financial risk associated with providing ESRD services on a capitated basis.

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

OUTCOMES DATA

         Renal Care Group believes that an important factor in managing end stage renal disease successfully is the development of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, Renal Care Group maintains a broad database of treatment-specific outcomes information. The Company's Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company's centers. Renal Care Group makes these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while working to control the cost of care. The Company believes that the implementation of such clinical pathways will assist in improving the overall quality and operating efficiencies of its dialysis centers.

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

         The compliance program has been authorized and mandated by Renal Care Group's Board of Directors. It addresses general compliance issues and areas of particular sensitivity. As part of the program Renal Care Group has published a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. The code of conduct is regularly reviewed and updated. A Compliance Committee comprised of officers and senior managers of Renal Care Group and a full-time Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer report to the Audit and Compliance Committee of the Company's Board of Directors.

         The Company has also developed and maintains a compliance program specific to its laboratory subsidiary, RenaLab. This program mandates laboratory-specific compliance standards, policies and procedures. The laboratory compliance program is administered by a laboratory compliance committee, composed of officers and senior managers of Renal Care Group and RenaLab. This committee includes the Renal Care Group Compliance Officer and a part-time RenaLab Compliance Officer. This committee and the RenaLab Compliance Officer report to the RenaLab Board of Directors and the Audit and Compliance Committee of Renal Care Group's Board of Directors.

REIMBURSEMENT

SOURCES OF NET PATIENT REVENUE

         The following table sets forth information regarding the sources of Renal Care Group's net patient revenue:

                                                           YEAR ENDED DECEMBER 31,
                                                     ----------------------------------
                                                     1999          2000          2001
                                                     -----         -----         -----
Medicare ....................................           57%           53%           49%
Medicaid ....................................            4             5             6
Commercial and other payors .................           33            36            40
Hospital inpatient dialysis services ........            6             6             5
                                                     -----         -----         -----
         Total ..............................          100%          100%          100%
                                                     =====         =====         =====

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

         Under the Medicare ESRD program, Medicare reimbursement rates per outpatient dialysis treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Effective on January 1, 2000, Congress increased the Medicare composite rate by 1.2%. An increase of 2.4% in the composite rate was approved and implemented in 2001. No increase in the composite rate has been approved for 2002. Although Medicare reimbursement limits the allowable charge per treatment, it provides Renal Care Group with predictable and recurring treatment revenue for its outpatient dialysis services that are covered by the composite rate.

         The Medicare ESRD composite rate for outpatient dialysis services averaged $131 per treatment in freestanding facilities during 2001. The Medicare ESRD composite rate is subject to regional differences based on certain factors, including labor costs. CMS or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of conducting business.

         The Medicare ESRD composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications, and most of the home dialysis services provided by Renal Care Group. Some other services, laboratory tests and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate. These separately reimbursed items include specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services. Renal Care Group generally submits Medicare claims monthly and is usually paid within 30 days of the submission.

CHANGES IN THE MEDICARE ESRD COMPOSITE RATE

         Effective January 1, 2000 and January 1, 2001, Congress increased the Medicare ESRD composite rate by 1.2% each year. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that made that 1.2% increase effective for all of calendar year 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, was an effective increase of 2.4% for calendar year 2001. Previously, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average Medicate ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. As a result of the January 2001 and April 1, 2001 increases in the Medicare ESRD composite rate, the Company's average rate per dialysis treatment was $131 during 2001.

         The Medicare ESRD composite rate has been the subject of a number of reports and studies. During 2000, Congress directed a study of the ESRD composite rate structure, which is due in June 2002. This study will review items included in the composite rate and items that are currently separately billable (such as EPO and certain laboratory services) and will analyze whether the composite rate should be subject to an annual inflationary update. Pending this study, the Prospective Payment Assessment Commission, also known as PROPAC, has recommended that the ESRD composite rate for 2003 be increased by 2.6%. PROPAC is a body that makes recommendations to Congress concerning Medicare reimbursement rates. Congress is not required to implement any of these recommendations and could either raise or lower the reimbursement rate or change the items covered by the composite rate.

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

MEDICARE REIMBURSEMENT FOR EPO

         Renal Care Group also derives a significant portion of its revenue and earnings from the administration of EPO. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In 1997, the Department for Health and Human Services Office of Inspector General conducted a review of EPO reimbursement and recommended a $1 reduction per 1,000 units in Medicare reimbursement for EPO. The Clinton Administration's proposed budgets for fiscal years 1998, 1999, 2000 and 2001 proposed a $1 reduction. None of these proposals passed. Renal Care Group is unable to predict whether any changes in EPO reimbursement will occur. Approximately 25% of Renal Care Group's revenue in 2001 was generated from the administration of EPO; therefore, any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

         CMS also places limits on EPO reimbursement based on patients' hematocrit levels. Hematocrit is a measure of a patient's anemia. Currently, if a patient's hematocrit is below 36%, CMS approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient's average hematocrit over a three-month period is higher than 36%, Medicare reimbursement is contingent on medical necessity, and Medicare's contractors may review claims in these instances.

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

         Some of the states in which Renal Care Group does business have higher dialysis reimbursement rates for Medicaid patients that are higher than Medicare rates. Representatives of CMS and some of these states have indicated that the states should consider reducing these higher reimbursement levels, and at least one of these states, Washington, has proposed, but not implemented, a reduction in Medicaid reimbursement. Any reduction in Medicaid reimbursement could have a material adverse effect on Renal Care Group's earnings, financial condition and business.

PRIVATE REIMBURSEMENT/ACUTE CARE CONTRACTS

         Before Medicare becomes a patient's primary payor, the patient's own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rate set by Medicare. Renal Care Group has negotiated managed care contracts with some managed care payors at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those Renal Care Group charges other private payors. After Medicare becomes a patient's primary payor, private secondary payors generally reimburse Renal Care Group for the patient's copayment of 20% of the applicable Medicare rate. Renal Care Group also receives payments from hospitals under its acute care contracts at rates generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and Renal Care Group and approximate fair market value of the services provided by the Company.

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

MEDICARE AND MEDICAID CERTIFICATION AND REIMBURSEMENT

         To receive reimbursement from federal health care programs for dialysis and laboratory services, the dialysis centers and laboratory operated by Renal Care Group must be certified as meeting certain requirements. For example, to receive Medicare reimbursement, Renal Care Group's dialysis centers and laboratory must be certified by the Centers for Medicare and Medicaid Services. All of the dialysis centers operated by Renal Care Group and its laboratory operations are certified under the Medicare program and many state Medicaid programs. In connection with its participation in Medicare, Renal Care Group must comply with conditions of coverage, including requirements concerning personnel, management, patient care, patient rights, medical records and physical environment. Renal Care Group must also comply with extensive billing rules governing, among other things, medical necessity and documentation. See "Government Regulation--False Claims Act" and "Government Regulation--Civil Monetary Penalties."

         CMS has announced that it is in the process of revising the current Medicare conditions of coverage for ESRD services. Proposed revisions have not been published. Renal Care Group cannot predict when proposed rules will be published or finalized or what, if any, changes CMS might make to the current conditions of coverage. Renal Care Group also cannot predict whether it will be able to meet any new or revised conditions of coverage. Any changes to the Medicare conditions of coverage for ESRD facilities could require Renal Care Group to change its operations and could have a negative effect on the business and profitability of Renal Care Group. Any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on Renal Care Group's business.

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

         Dialysis is not listed as a designated health service under the Stark Law. However, the definition of "designated health services" includes some items and services that are components of dialysis or which may be provided to patients by Renal Care Group in connection with their dialysis services. On January 4, 2001, HHS issued final regulations to the Stark II provisions of the Stark Law. These regulations became effective on January 4, 2002. The final regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. The final regulations also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.

         Further, the Stark II final regulations exclude from the referral prohibition EPO and other drugs required as part of dialysis if certain requirements are met. If the requirements are met, this exception applies whether or not these drugs are included in the Medicare ESRD composite rate.

         The final regulations also exclude from the definition of "inpatient hospital services" any dialysis services provided by a hospital that is not certified by CMS to provide outpatient dialysis services. This rule would have the effect of excluding from the Stark Law prohibition, any dialysis services provided by Renal Care Group under an acute dialysis contract with a hospital, if that hospital is not certified to provide outpatient dialysis. The final Stark II regulations exclude from the definition of "durable medical equipment" all equipment and supplies used in connection with home dialysis. These Stark II regulations exclude most of the items and services connected with dialysis from the Stark Law prohibitions.

         HHS has accepted comments to the Stark II final rules and has stated that it will issue further regulations to the Stark Law in the future. Renal Care Group cannot predict whether HHS will revise the final regulations or will adopt additional regulations that affect Renal Care Group's business.

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

         The Stark Law also includes an exception for a physician's ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders' equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of March 26, 2002, Renal Care Group had stockholders' equity of more than $$519.4 million. Renal Care Group believes that physician ownership of Renal Care Group stock satisfies this Stark Law exception.

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

THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

         In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996, also called HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs, and expanded the authority of the OIG, to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.

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

         HIPAA also required the OIG, to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities that requested it. However, advisory opinions are published and made available to the public, and they provide guidance on those practices the OIG believes may violate federal law. Renal Care Group has not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers.

         In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these OIG opinions, Renal Care Group had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. The Company stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, the Company has made grants to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. Renal Care Group believes, but cannot promise, that its current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions. In 2000, HHS issued proposed regulations that would permit dialysis facilities to pay for supplemental insurance premiums on behalf of ESRD patients if certain requirements are satisfied. Final regulations have not been issued. Renal Care Group cannot predict when final regulations will be published or whether it will be able to meet the requirements of the regulations when issued.

         On August 17, 2000, HHS published final regulations governing electronic transactions involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. Until recently, compliance with these regulations was required by October 16, 2002. Pursuant to a new law, health care providers, health care clearinghouses and large health plans who submit a compliance extension plan to HHS by October 15, 2002 will have until October 16, 2003 to comply. Health care providers, health care clearinghouses and large health plans who do not submit a compliance extension plan to HHS by the deadline must comply with these requirements by October 16, 2002. The Transaction Standards rule applies to Renal Care Group in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Since many of our payors may not be able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, Renal Care Group intends to file a compliance extension plan with HHS. Renal Care Group intends to comply with the Transaction Standards rule by the date that it is required to comply.

         On December 28, 2000, HHS published final regulations implementing HIPAA that adopted standards for privacy of individually identifiable health information. The regulations cover health care providers, health care clearinghouses and health plans, as well as their business associates. The regulations, among other things, require companies:

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

         These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. Renal Care Group's current processes for receiving, using and disclosing patient information were designed to maintain patient privacy and therefore already include many of the HIPAA-required privacy elements. However, Renal Care Group continues to study these new regulations and may be required to change some of its practices to comply fully with them.

         The effective date of these privacy regulations is April 14, 2001, and most covered entities are required to comply with the regulatory requirements by April 14, 2003. Renal Care Group intends to comply with the privacy regulations by the required compliance date.

         On August 12, 1998, HHS published proposed regulations implementing HIPAA that governs the security of health information. When, and if, the proposed security regulations are finalized, Renal Care Group intends to comply with them by the required compliance date.

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

GOVERNMENT INVESTIGATIONS

         Last year, the federal government continued to investigate practices of health care providers, including providers of dialysis. Renal Care Group expects that the number of government investigations of dialysis providers will continue to increase in 2002. The OIG has indicated in its 2002 Work Plan that it will be focusing this year on a number of areas of ESRD services, including medical necessity, accuracy of coding for services outside the ESRD composite rate, payments for EPO, and home dialysis billing.

         The federal government also continues to investigate practices of laboratories. Each of the laboratories owned and operated by the major dialysis providers, including the laboratory owned and operated by Renal Care Group, has been the subject of a government investigation. These laboratories, including our laboratory, could be the subject of future investigations.

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

COMPETITION

         The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also significant. According to CMS, there were more than 3,800 outpatient facilities providing dialysis in the United States at the end of 1999. Renal Care Group believes that approximately 65% are currently owned by multi-center dialysis companies, approximately 18% are owned by independent physicians, small chains and other small operators, and approximately 17% are hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. A.G. Other large competitors include DaVita, Inc. and Gambro Healthcare, Inc. In addition, Fresenius and Gambro are both vertically integrated providers that manufacture and sell dialysis equipment and supplies, which gives them certain competitive advantages. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Some of Renal Care Group's competitors have substantially greater financial resources than Renal Care Group and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. Renal Care Group believes that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. Renal Care Group may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that Renal Care Group will compete effectively with any such competitors.

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

EMPLOYEES

         At December 31, 2001 Renal Care Group employed 5,274 full-time employees and 288 part-time employees. Of the total employees, 158 were employed at the Company's headquarters and 5,404 were employed at the Company's facilities or regional business offices. In management's opinion, employee relations are good.

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

IF MEDICARE OR MEDICAID CHANGES ITS PROGRAMS FOR DIALYSIS, OUR REVENUE AND EARNINGS COULD DECREASE

         If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 57% of our net revenue for 1999, 53% of our net revenue for 2000 and 49% of our net revenue for 2001 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 4% of our net revenue for 1999, 5% of our net revenue for 2000 and 6% of our net revenue for 2001 consisted of reimbursements from Medicaid or comparable state programs. Some of the Medicaid programs reimburse us at rates higher than those paid by Medicare, and some of these programs have proposed reductions or have announced that they are considering reductions. Any action to reduce those higher Medicaid reimbursement rates would adversely affect our revenue and earnings. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

         Specifically, Congress and the Centers for Medicare & Medicaid Services, or CMS, formerly known as Health Care Financing Administration, have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

IF REIMBURSEMENT FOR EPO DECREASES, THEN WE COULD BE LESS PROFITABLE

         If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for both 1999 and 2000 and 25% of our net revenue for 2001. Most of our payments for EPO come from government programs. For the year ended December 31, 2001, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

IF AMGEN RAISES THE PRICE FOR EPO OR IF EPO BECOMES IN SHORT SUPPLY, THEN WE COULD BE LESS PROFITABLE

         EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In May 2001, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2001 because our contract with Amgen had pricing protection through 2001. This price increase will, however, adversely affect our earnings in 2002 by up to $0.05 per share. In addition, Amgen implemented a 3.9% increase in the price of EPO in February 2000. That price increase adversely affected our earnings in 2000. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

IF AMGEN MARKETS ARANESP FOR ESRD PATIENTS, THEN WE COULD BE LESS PROFITABLE

         Amgen has developed and obtained FDA approval for a new drug to treat anemia marketed as Aranesp(R) (darbepoetin alfa). Aranesp(R) is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp(R) can remain effective for between two and three weeks. As of this date Amgen has not announced its plans for marketing Aranesp(R). If Amgen markets Aranesp(R) for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

         - Our margins realized from the administration of Aranesp(R) could be lower than the margin realized on the administration of EPO; or

         - Physicians could decide to administer Aranesp(R) in their offices, and we would not recognize revenue or profit from the administration of EPO or Aranesp(R).

IF PAYMENTS BY PRIVATE INSURERS, HOSPITALS OR MANAGED CARE ORGANIZATIONS DECREASE, THEN OUR REVENUE AND EARNINGS COULD DECREASE

         If private insurers, hospitals or managed care organizations reduce their rates or we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 39% of our net revenue for 1999, 42% of our net revenue for 2000 and 45% of our net revenue for 2001, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

IF WE ARE UNABLE TO MAKE ACQUISITIONS IN THE FUTURE, OUR RATE OF GROWTH WILL
SLOW

         Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own approximately 65% of the total number of outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

IF WE FAIL TO INTEGRATE ACQUIRED COMPANIES, WE WILL BE LESS PROFITABLE

         We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as December 2001. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company's management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management's attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

IF WE COMPLETE FUTURE ACQUISITIONS, WE MAY DILUTE EXISTING STOCKHOLDERS BY ISSUING MORE OF OUR COMMON STOCK OR WE MAY INCUR ADDITIONAL EXPENSES RELATED TO DEBT AND GOODWILL, WHICH COULD REDUCE OUR EARNINGS

         We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. On June 29, 2001, the Financial Accounting Standards Board approved rules that eliminate the pooling-of-interests accounting method. The elimination of the pooling-of-interests method results in the recording of goodwill for all acquisitions after June 30, 2001. Under these new rules goodwill and other intangible assets with indefinite lives will not be amortized to expense; however, we will be required to review all such assets at regular intervals and to charge an appropriate amount to expense when impairment is identified. If we are required under these new rules to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price. Interest expense on additional debt incurred to fund our acquisitions may significantly reduce our profitability.

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

         - collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, and state law equivalents of HIPAA;

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

         - claims by persons who believe their health information has been improperly used or disclosed; and

         -        administrative penalties by payors.

         Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania, and another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney's Office in St. Louis, Missouri. If any of our operations are found to violate applicable laws, we may be subject to severe sanctions or be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occur, our revenue and earnings could decline.

CHANGES IN THE HEALTH CARE DELIVERY, FINANCING OR REIMBURSEMENT SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

         The health care industry in the United States remains in a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and capital expenditures. In addition, proposals to reform the health care system have been considered by Congress. These proposals, if enacted, could further increase government regulation of or other involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

THE DIALYSIS BUSINESS IS HIGHLY COMPETITIVE. IF WE DO NOT COMPETE EFFECTIVELY IN OUR MARKETS, WE COULD LOSE MARKET SHARE AND OUR RATE OF GROWTH COULD SLOW

         The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are significantly larger than we are and have greater financial resources and more established operations We cannot assure you that we will be able to compete effectively with any of our competitors.

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

IF WE ARE LIABLE FOR DAMAGES IN LITIGATION, OUR INSURANCE MAY NOT BE SUFFICIENT TO COVER SUCH POTENTIAL DAMAGES

         On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. Eleven lawsuits had been filed against us as of December 31, 2001, and other suits could be brought in the future. While management believes Renal Care Group's insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

OUR STOCK PRICE IS VOLATILE AND AS A RESULT, THE VALUE OF YOUR INVESTMENT MAY GO DOWN FOR REASONS UNRELATED TO THE PERFORMANCE OF OUR BUSINESS

         Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low of $23.43 per share to a high of $33.89 per share during the year ended December 31, 2001. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

         - future announcements concerning us, our competitors or the health care market;

         -        the threat of litigation or government investigation;

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

ITEM 2. PROPERTIES

PROPERTIES

         As of December 31, 2001, Renal Care Group operated dialysis centers in 26 states, of which 208 are located in leased facilities and 30 are owned. The following is a summary of Renal Care Group's outpatient dialysis centers by state.

      OUTPATIENT FACILITIES BY STATE

Alabama ................................          5
Alaska .................................          2
Arizona ................................         26
Arkansas ...............................         11
Colorado ...............................          2
Florida ................................          7
Idaho ..................................          1
Illinois ...............................         16
Indiana ................................         20
Kansas .................................         11
Kentucky ...............................          1
Louisiana ..............................          1
Michigan ...............................          5
Mississippi ............................         32
Missouri ...............................          7
Nebraska ...............................          1
New Jersey .............................          3
New Mexico .............................          3
Ohio ...................................         16
Oklahoma ...............................          3
Oregon .................................         10
Pennsylvania ...........................          6
Tennessee ..............................          3
Texas ..................................         35
Washington .............................          9
Wisconsin ..............................          2
                                             ------
TOTAL ..................................        238
                                             ======

         Some of Renal Care Group's centers are leased from physicians who practice at the center and who are stockholders of the Company. Renal Care Group's leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of Renal Care Group's centers ranges from approximately 1,000 to 22,500 square feet. Renal Care Group leases office space in Nashville, Tennessee for its corporate headquarters under a lease that expires in July 2002. The Company is currently negotiating to secure office space subsequent to this expiration date. The Company leases other office space in and around Nashville, Tennessee for certain billing and computer operations. Renal Care Group considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

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

ITEM 3. LEGAL PROCEEDINGS

         On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of Renal Care Group's dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later.

         In March 2001, Renal Care Group was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of December 31, 2001, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously.

         These suits are styled:    Mary E. Beaumier v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Renee Chesney, et al. v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Lonnie M. Dukes v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Clifford Hickson v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Joanne Hight, et al. v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Andrew Kraynack, et al. v. Physicians
                                      Dialysis Centers, Inc., et al.
                                    Kay F. Lingo v. Physicians Dialysis Centers,
                                      Inc., et al.
                                    Charles J. Lowry, Sr. v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    Lawrence Payne v. Physicians Dialysis
                                      Centers, Inc., et al.
                                    William E. Repasky, et al. v. Physicians
                                      Dialysis Centers, Inc., et al.
                                    James Thomas v. Physicians Dialysis Centers,
                                      Inc., et al.


         Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group's insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company's consolidated financial position or results of operation.

         On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provided that the Company pay $1.98 million to the Medicare program. While this amount was accrued in 2000, the Company paid the amount in January 2002, when the Company and the government finalized the terms of a corporate integrity agreement.

         In addition, the Company is subject to claims and suits in the ordinary course of business, including those arising from patient treatment, which claims and suits the Company believes will be covered by its liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's common stock was traded on the Nasdaq National Market System under the symbol "RCGI" from February 7, 1996 until November 11, 2001, at which time the Company's common stock began trading on the New York Stock Exchange under the symbol "RCI". The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System and the New York Stock Exchange for the last two fiscal years.


              2000                                HIGH              LOW
              ----                              ---------        ---------
First quarter ..........................        $  27.875        $  16.375
Second quarter .........................        $  25.375        $  19.750
Third quarter ..........................        $  28.250        $  14.500
Fourth quarter .........................        $  28.625        $  17.125


              2001                                HIGH              LOW
              ----                              ---------        ---------
First quarter ..........................        $  27.438        $  23.813
Second quarter .........................        $  32.890        $  23.430
Third quarter ..........................        $  33.890        $  26.800
Fourth quarter .........................        $  33.110        $  29.000


HOLDERS

         As of March 1, 2002, the approximate number of registered stockholders was 175 and approximately 9,500 beneficial owners.

DIVIDEND POLICY

         Renal Care Group has never paid any cash dividend on its capital stock. Renal Care Group currently anticipates that all of its earnings will be retained to finance the growth and development of its business or to repurchase common stock. Renal Care Group therefore, does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Renal Care Group's Board of Directors and its review of Renal Care Group's earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes to Consolidated Financial Statements for the years ended December 31, 1999, 2000 and 2001, together with the related Report of Independent Auditors are included elsewhere in this annual report on Form 10-K. The following data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this annual report on Form 10-K.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1997         1998         1999         2000         2001
                                                     ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net revenue ....................................     $  274,518   $  441,063   $  541,895   $  622,575   $  755,082
Patient care costs .............................        189,284      292,113      351,367      402,009      489,271
General and administrative expenses ............         27,827       43,894       51,315       57,104       64,530
Provision for doubtful accounts ................          8,072       13,484       14,632       16,949       20,290
Depreciation and amortization ..................         12,070       22,241       27,835       32,321       38,945
Restructuring charge ...........................             --           --           --        9,235           --
Merger expenses ................................            300        1,000        4,300        3,766           --
                                                     ----------   ----------   ----------   ----------   ----------
Total operating costs and expenses .............        237,553      372,732      449,449      521,384      613,036
                                                     ----------   ----------   ----------   ----------   ----------
Income from operations .........................         36,965       68,331       92,446      101,191      142,046
Interest expense, net ..........................          1,976        6,558        6,224        5,015        2,636
                                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes and minority interest         34,989       61,773       86,222       96,176      139,410
Minority interest ..............................            955        3,492        7,768       10,011       15,478
                                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes .....................         34,034       58,281       78,454       86,165      123,932
Provision for income taxes .....................         12,736       21,601       31,367       34,706       47,331
                                                     ----------   ----------   ----------   ----------   ----------
Net income .....................................     $   21,298   $   36,680   $   47,087   $   51,459   $   76,601
                                                     ==========   ==========   ==========   ==========   ==========
Basic net income per share .....................     $     0.57   $     0.84   $     1.05   $     1.12   $     1.59
                                                     ==========   ==========   ==========   ==========   ==========
Basic weighted average shares outstanding ......         37,398       43,740       45,015       46,048       48,113
                                                     ==========   ==========   ==========   ==========   ==========
Diluted net income per share ...................     $     0.54   $     0.79   $     1.00   $     1.07   $     1.52
                                                     ==========   ==========   ==========   ==========   ==========
Diluted weighted average shares outstanding ....         39,496       46,367       47,052       47,948   $   50,483
                                                     ==========   ==========   ==========   ==========   ==========

                                                                              DECEMBER 31,
                                                       1997         1998         1999         2000         2001
                                                    ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital .................................   $   22,045   $   47,851   $   73,651   $  108,915   $  102,839
Total assets ....................................      311,661      433,687      500,906      582,672      652,257
Long-term debt ..................................       49,844       90,928       79,690       58,316        3,776
Stockholders' equity ............................      191,720      248,180      311,839      394,122      510,251

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere in this annual report on Form 10-K.

OVERVIEW

         Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2001, the Company provided dialysis and ancillary services to approximately 18,800 patients through 238 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services in 120 hospitals. During 2001, the Company also provided limited wound care and diabetic care services; however, Renal Care Group exited these businesses during the second quarter of 2001.

         For the comparison discussion that follows, the selected financial data include the financial information of some companies acquired in previously reported transactions that were accounted for as poolings-of-interests. Because the companies added in pooling transactions were independent and not operated by Renal Care Group's management before the dates of acquisition, the historical results of such companies before they were acquired may not be indicative of future performance.

         Renal Care Group's net revenue has been derived primarily from the following sources:

         -        outpatient hemodialysis services;

         - ancillary services associated with outpatient dialysis, primarily the administration of erythropoietin (also known as Epogen (R) or EPO) and other drugs;

         -        home dialysis services;

         - inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

         -        laboratory services; and

         - management contracts with hospital-based and medical university dialysis programs.

         Patients with end-stage renal disease typically receive three dialysis treatments each week in an outpatient setting, with reimbursement for these services provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services. For the year ended December 31, 2001, approximately 55% of the Company's net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective on both January 1, 2000 and January 1, 2001, Congress increased the Medicare composite rate by 1.2% each year. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that made that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, was an effective increase of 2.4% for calendar year 2001. Neither Congress nor CMS approved an increase in the composite rate for 2002.

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

         Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen. In May 2001, Amgen implemented its second increase of 3.9% in as many years. This increase did not affect Renal Care Group's results of operations in 2001 because Renal Care Group's contract with Amgen included price protection for all of 2001. Management believes this 2001 increase will adversely affect earnings in 2002 by up to $0.05 per share, if Renal Care Group is unable to mitigate the price increase through its contract with Amgen or other means. Based on the status of discussions with Amgen and the Company's contract with Amgen for the year 2002, management believes that Renal Care Group may be able to mitigate between 20% and 25% of this adverse effect; however, the Company can give no assurances in regard to its ability to mitigate the price increase.

CRITICAL ACCOUNTING POLICIES

         On December 12, 2001, the Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with FR-60, management has identified the following accounting policies that it considers critical to the business of Renal Care Group. These policies were identified based on their importance to the Consolidated Financial Statements as well as on the degrees of subjectivity and complexity involved in these policies. In addition to these critical policies, a summary of significant accounting policies is included in the notes to the Company's Consolidated Financial Statements, contained elsewhere in this annual report on Form 10-K.

Net Revenue and Contractual Provisions

         The Company recognizes revenues net of contractual provisions as services are provided. Contractual provisions represent the difference between Renal Care Group's gross billed charges and the amount the Company expects to receive. Under the Medicare ESRD program, Medicare reimbursement rates for outpatient dialysis treatments are fixed under a composite rate structure. The composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies for such treatment, certain laboratory tests and certain medications. There are other drugs, laboratory tests and services that are eligible for separate reimbursement outside the composite rate. Most state Medicaid plans follow similar reimbursement methodologies used by the Medicare program, but other payors, such as private insurance plans and managed care payors, reimburse Renal Care Group under established contractual arrangements. Each of these payor sources provides unique challenges to the process of recording contractual provisions.

         Renal Care Group has made significant investments in human resources and information systems, which enable its computerized billing systems to estimate the appropriate amount of contractual provisions to record as services are provided. Actual levels of reimbursement, however, are sometimes difficult to determine due to the complexity of the applicable regulations or payor contracts. As a result, Renal Care Group may in fact collect more or less than the amount expected when the services are provided. In addition, regulations and contracts may be changed, making system updates and maintenance necessary for an accurate estimation of net revenue. As a result, management may make adjustments to the contractual provisions estimated by the system based on actual collection experience and other factors.

Provision for Doubtful Accounts

         Collecting its outstanding receivable balances is critical to the success of the Company. Renal Care Group's primary source of collection risk is related to the portion of its gross charges for which the patient is responsible. The patients' responsibility is typically 15-20% of gross charges. The Company records its estimate of the provision for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors, including the analysis of payor mix, subsequent collection analysis and review of detailed accounts receivable agings. Significant changes in payor mix or business office operations of Renal Care Group could have a significant impact on Renal Care Group's results of operations and cash flows.

Self Insurance Accruals

         From time to time, Renal Care Group is subject to medical malpractice or workers compensation claims or lawsuits in the ordinary course of business. To mitigate a portion of this risk, the Company maintains insurance for malpractice claims exceeding certain individual and aggregate amounts and workers compensation claims exceeding certain individual and aggregate amounts. The Company estimates its self-insured retention portion of these malpractice and workers compensation risks using historical claims data, demographic factors and other assumptions. The estimated accrual for malpractice and workers compensation claims could be significantly affected if current and future occurrences differ from historical claims trends. While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims and the wide range of potential outcomes often complicate the Company's ability to make precise estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         Renal Care Group reviews its long-lived assets and identifiable intangibles for impairment whenever management identifies events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. The computation of future net cash flows is often complex and includes subjective assumptions. If management determines that assets are impaired, then impairment is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, as determined by independent appraisals or estimates of discounted future cash flows.

RESULTS OF OPERATIONS

         The following table sets forth results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

                                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                                   1999                     2000                   2001
                                           --------------------    --------------------    --------------------
Net revenue ............................   $  541,895     100.0%   $  622,575     100.0%   $  755,082     100.0%
Patient care costs .....................      351,367      64.8       402,009      64.6       489,271      64.8
General and administrative expenses ....       51,315       9.5        57,104       9.2        64,530       8.5
Provision for doubtful accounts ........       14,632       2.7        16,949       2.7        20,290       2.7
Depreciation and amortization ..........       27,835       5.1        32,321       5.2        38,945       5.2
Restructuring charge ...................           --        --         9,235       1.5            --        --
Merger expenses ........................        4,300       0.8         3,766       0.6            --        --
                                           ----------   -------    ----------   -------    ----------   -------
Total operating costs and expenses .....      449,449      82.9       521,384      83.7       613,036      81.2
                                           ----------   -------    ----------   -------    ----------   -------
Income from operations .................       92,446      17.1       101,191      16.3       142,046      18.8
Interest expense, net ..................        6,224       1.1         5,015       0.8         2,636       0.3
Minority interest ......................        7,768       1.4        10,011       1.6        15,478       2.0
                                           ----------   -------    ----------   -------    ----------   -------
Income before income taxes .............       78,454      14.5        86,165      13.8       123,932      16.4
Income tax expense .....................       31,367       5.8        34,706       5.6        47,331       6.3
                                           ----------   -------    ----------   -------    ----------   -------
Net income .............................   $   47,087       8.7%   $   51,459       8.3%   $   76,601      10.1%
                                           ==========   =======    ==========   =======    ==========   =======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net Revenue. Net revenue increased from $622.6 million for the year ended December 31, 2000 to $755.1 million for the year ended December 31, 2001, an increase of $132.5 million, or 21.3%. This increase resulted primarily from an 11.1% increase in the number of treatments from 2,418,619 in 2000 to 2,686,181 in 2001 and an increase in the average net revenue per dialysis treatment. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 5.4% increase in same-center treatments for 2001 over 2000. In addition, average net revenue per dialysis treatment increased 10.8% from $251 in 2000 to $278 in 2001. The increase in revenue per treatment was generally due to the implementation of price increases to commercial payors implemented beginning in the fourth quarter of 2000, a stronger payor mix in two businesses acquired in the fourth quarter of 2000, the effect of the 2.4% increase in the Medicare ESRD composite rate and increases in the utilization of certain drugs.

         Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $402.0 million for the year ended December 31, 2000 to $489.3 million for the year ended December 31, 2001, an increase of 21.7%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.6% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 9.6% from $166 in 2000 to $182 in 2001. These increases were due to increased labor costs to address wage pressures in many of the Company's markets, the increase in the utilization of certain drugs and generally higher patient care costs in two businesses acquired in the fourth quarter of 2000. Management expects continued labor wage pressures and increases in medical malpractice costs to occur in 2002.

         General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $57.1 million for the year ended December 31, 2000 to $64.5 million for the year ended December 31, 2001, an increase of 13.0%. General and administrative expenses as a percentage of net revenue decreased from 9.2% in 2000 to 8.5% in 2001, primarily as the result of leveraging general and administrative costs over a larger base of business as acquisitions have been integrated without a corresponding increase in general and administrative expense.

         Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $16.9 million in 2000 to $20.3 million in 2001, an increase of approximately $3.4 million, or 20.1%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in both 2000 and 2001.

         Depreciation and Amortization. Depreciation and amortization increased from $32.3 million for the year ended December 31, 2000 to $38.9 million for the year ended December 31, 2001, an increase of 20.4%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions closed prior to June 30, 2001, that were accounted for as purchases.

         Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during 2000. The charge resulted from the Company's decision to cease providing wound care services and to focus on its core dialysis business. The restructuring charge principally represented impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges. During the second quarter of 2001, the Company sold certain assets and transferred certain liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less liabilities transferred; accordingly, no gain or loss was recognized in 2001.

         Merger Expenses. Merger expenses of $3.8 million for the year ended December 31, 2000, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Renal Disease Management by Physicians, Inc.

         Income from Operations. Income from operations increased from $101.2 million for the year ended December 31, 2000 to $142.0 million for the year ended December 31, 2001, an increase of 40.3%. Income from operations as a percentage of net revenue increased from 16.3% in 2000 to 18.8% in 2001 largely as a result of the factors discussed above.

         Interest Expense, Net. Interest expense of $2.6 million for the year-ended December 31, 2001 decreased $2.4 million compared to $5.0 million for the year ended December 31, 2000. The decrease was the result of lower average borrowings as the Company successfully repaid all amounts due under its outstanding line of credit, which amounts were $54.0 million at the beginning of the year.

         Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company's consolidated entities that are not wholly owned whose financial results are included in the Company's consolidated results. Minority interest as a percentage of net revenue increased to 2.0% in 2001 from 1.6% in 2000. This increase was the result of the continued expansion of the operations of Renal Care Group's joint ventures, primarily those in Ohio, Washington, and Oregon, as well as an increase in the number of facilities operated as joint ventures.

         Provision for Income Taxes. Income tax expense increased from $34.7 million in 2000 to $47.3 million in 2001, an increase of $12.6 million or 36.3%. The increase is a result of pre-tax earnings increasing by 43.8%. The Company's effective tax rate decreased from 40.3% in 2000 to 38.2% in the current year. This decrease is primarily the result of certain non-deductible costs in 2000 that resulted from the restructuring charge described above and certain non-deductible merger costs incurred in 2000.

         Net Income. Net income increased from $51.5 million in 2000 to $76.6 million in 2001, an increase of $25.1 million or 48.7%. This increase is a result of the items discussed above.

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

         Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during 2000. The charge resulted from the Company's decision to cease providing wound care services on or before June 30, 2001 and to focus on its core dialysis business. The restructuring charge principally represented impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges. During the second quarter of 2001, the Company sold certain assets and transferred certain liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less liabilities transferred; accordingly, no gain or loss was recognized in 2001.

         Merger Expenses. Merger expenses of $3.8 million for the year ended December 31, 2000, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Renal Disease Management by Physicians, Inc. Merger expenses of $4.3 million for the year ended December 31, 1999, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Dialysis Centers of America, Inc.

         Income from Operations. Income from operations increased from $92.4 million for the year ended December 31, 1999 to $101.2 million for the year ended December 31, 2000, an increase of 9.5%. Income from operations as a percentage of net revenue decreased from 17.1% in 1999 to 16.3% in 2000 largely as a result of the restructuring charge and other factors discussed above.

         Interest Expense, Net. Interest expense of $5.0 million for the year-ended December 31, 2000 decreased $1.2 million compared to $6.2 million for the year ended December 31, 1999. The decrease was principally the result of lower average borrowings during 2000.

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

         Income Tax Expense. Income tax expense increased from $31.4 million in 1999 to $34.7 million in 2000, an increase of 10.5%. The increase is a result of pre-tax earnings increasing by approximately 9.8%. In addition, the Company's effective income tax rate increased from 40.0% to 40.3% in 2000 largely as a result of non-deductible merger costs and non-deductible restructuring charges incurred during 2000.

         Net Income. Net income increased from $47.1 million in 1999 to $51.5 million in 2000, an increase of 9.3%. This increase was a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At December 31, 2001, the Company's working capital was $102.8 million; cash and cash equivalents were $27.4 million; and the Company's current ratio was 1.9 to 1.0. Renal Care Group's working capital increased during the year primarily as a result of acquisitions and the increase in operating cash flows.

         Net cash provided by operating activities was $133.2 million for the year ended December 31, 2001. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital. Net cash used in investing activities was $107.4 million for the year ended December 31, 2001. Cash used in investing activities consisted primarily of $65.7 million of purchases of property and equipment and $38.4 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was $28.3 million for the year ended December 31, 2001. Cash used in financing activities primarily reflects $54.0 million in net payments under Renal Care Group's line of credit partially offset by $29.3 million in net proceeds from the issuance of common stock upon the exercise of stock options.

         The Company is a party to a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. Lender commitments under the amended loan agreement were reduced to $129.5 million in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans. Lender commitments will remain at $129.5 million through August 2002, and will then be reduced to $101.8 million through August 2003. To the extent any amounts are outstanding under this line of credit, these amounts will be due and payable in full on August 4, 2003. As of December 31, 2001, no amount was outstanding under this agreement. This variable rate debt instrument carries a degree of interest rate risk. Specifically variable rate debt may result in higher interest costs to the Company if interest rates rise.

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

         Capital expenditures of between $50.0 million and $55.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo dialysis facilities are planned in 2002. The Company expects that these capital expenditures will be funded with cash provided by operating activities and the Company's existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

         Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan authorized by the Board of Directors in October 2000. In the fourth quarter of 2001, Renal Care Group repurchased 100,000 shares of common stock for approximately $3.1 million. In the first quarter of 2002, Renal Care Group repurchased 280,000 shares of common stock for approximately $8.3 million. Management expects to repurchase additional shares of common stock during 2002.

         On January 22, 2002, the Securities and Exchange Commission issued a financial reporting release, FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. This release encourages public companies to give investors additional information about funds that will be required to operate its business in the future under agreements that are in place today. In accordance with FR-61, the following table gives information about the Company's existing contractual obligations. At December 31, 2001, Renal Care Group had no significant contingent commitments.

                                                             Payments Due by Period (In thousands)
                                                            Less than 1
         Contractual Obligations               Total            year         1 - 3 years   3 - 5 years   After 5 years
----------------------------------------------------------------------------------------------------------------------
Capital leases and other notes payable       $    4,502     $     726        $   1,014     $     456       $   2,306
Operating leases                                118,053        19,614           33,675        24,987          39,777
Medical director fee obligations                 75,754        15,531           25,441        18,135          16,647
                                             ----------     ---------        ---------     ---------       ---------
Total contractual cash obligations           $  198,309     $  35,871        $  60,130     $  43,578       $  58,730
                                             ==========     =========        =========     =========       =========



NEWLY ISSUED ACCOUNTING STANDARDS

         On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets, that previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized but must be reviewed at least annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 142 does not impose a limit on the useful lives of separable intangible assets. The provisions of SFAS No. 142 apply currently to goodwill and intangible assets acquired after June 30, 2001 and upon adoption of the statement with respect to goodwill and intangibles acquired prior to July 1, 2001. Management believes the impact of the application of the provisions of SFAS No. 142 relating to the amortization of goodwill will favorably affect the Company's earnings in 2002 by up to $0.05 per share. During 2002, Renal Care Group will finalize its testing for goodwill impairment using the two-step process described in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount, if any, of impairment. Management expects to complete the first of the required impairment tests of goodwill and indefinite lived intangible assets during the first six months of 2002. While preliminary results of this testing indicate no potential impairment exists, to the extent such impairments are identified, the resulting charges will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. We have not yet determined what the effect of these tests will be on our financial position or results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No.
121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. We have reviewed the provisions of SFAS No. 144 and believe that upon adoption, it will not have a significant effect on our consolidated financial position or results of operations.

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

FORWARD-LOOKING INFORMATION

         Certain of the matters discussed in the preceding pages of this annual report on Form 10-K, particularly regarding implementation of the Company's strategy, development of the dialysis and nephrology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities and construction, expenditures, interest, costs and income constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. See "The Business - Risk Factors"

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Renal Care Group maintains all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore, the Company has no "market risk sensitive instruments," and no disclosure is required under this Item.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Proposal 1. Election of Directors" and "Management - Directors and Executive Officers" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Report:

                                                                                                                    PAGE
                                                                                                                    ----
         (1)     Index To Consolidated Financial Statements
                 Report of Independent Auditors................................................................      F-1

                 Consolidated Balance Sheets at December 31, 2000
                 and 2001......................................................................................      F-2

                 Consolidated Income Statements for the years
                 ended December 31, 1999, 2000, and 2001.......................................................      F-4

                 Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1999, 2000, and 2001.........................................      F-5

                 Consolidated Statements of Cash Flows for the years
                 ended December 31, 1999, 2000, and 2001.......................................................      F-6

                 Notes to Consolidated Financial Statements....................................................      F-8

         (2)     Index to Consolidated Financial Statement Schedules

                 Schedule II - Consolidated Schedule-Valuation
                 and Qualifying Accounts.......................................................................     F-24

         (3)     The Exhibits are listed in the Index of Exhibits Required by
                 Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

         (b)      The Company filed a current report on Form 8-K on October 31,
                  2001. The Company filed a current report on Form 8-K on December 12, 2001.


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 2000 and 2001, and the related consolidated income statements, statements of stockholders' equity, and statements of cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 2000 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP


Nashville, Tennessee
February 16, 2002

                             RENAL CARE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31
                                                                                   -------------------------
                                                                                    2000             2001
                                                                                   --------        --------
                                                                                        (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents ..............................................        $ 29,902        $ 27,423
   Accounts receivable, less allowance for doubtful accounts of
      $47,392 in 2000 and $45,260 in 2001 .................................         122,816         127,056
   Inventories ............................................................          12,881          16,292
   Prepaid expenses and other current assets ..............................          19,188          18,584
   Income taxes receivable ................................................           5,426           7,058
   Deferred income taxes ..................................................          19,294          16,894
                                                                                   --------        --------
        Total current assets ..............................................         209,507         213,307
Property, plant and equipment, net ........................................         139,573         175,925
Goodwill and other intangibles, net .......................................         228,227         256,622
Other assets ..............................................................           5,365           6,403
                                                                                   --------        --------
        Total assets ......................................................        $582,672        $652,257
                                                                                   ========        ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31
                                                                                        ------------------------
                                                                                          2000            2001
                                                                                        --------        --------
                                                                                             (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................        $ 25,951        $ 28,198
   Accrued compensation ........................................................          28,714          32,048
   Due to third-party payors ...................................................          27,050          27,699
   Accrued expenses and other current liabilities ..............................          18,401          21,797
   Current portion of long-term debt ...........................................             476             726
                                                                                        --------        --------
        Total current liabilities ..............................................         100,592         110,468
Long-term debt, net of current portion .........................................          58,316           3,776
Deferred income taxes ..........................................................          13,640          12,728
Minority interest ..............................................................          16,002          15,034
                                                                                        --------        --------
        Total liabilities ......................................................         188,550         142,006
                                                                                        --------        --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value, 10,000 shares authorized, none issued .....              --              --
   Common stock, $0.01 par value, 90,000 shares authorized,
      47,087 and 49,597 shares issued at December 31, 2000 and
      2001, respectively .......................................................             471             496
   Treasury stock, 100 shares of common stock at December 31, 2001 .............              --          (3,059)
   Additional paid-in capital ..................................................         234,738         277,300
   Retained earnings ...........................................................         158,913         235,514
                                                                                        --------        --------
      Total stockholders' equity ...............................................         394,122         510,251
                                                                                        --------        --------
      Total liabilities and stockholders' equity ...............................        $582,672        $652,257
                                                                                        ========        ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                         CONSOLIDATED INCOME STATEMENTS

                                                                                 YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------
                                                                           1999            2000            2001
                                                                         --------        --------        --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue .....................................................        $541,895        $622,575        $755,082
Operating costs and expenses:
   Patient care costs ...........................................         351,367         402,009         489,271
   General and administrative expenses ..........................          51,315          57,104          64,530
   Provision for doubtful accounts ..............................          14,632          16,949          20,290
   Depreciation and amortization ................................          27,835          32,321          38,945
   Restructuring charge .........................................              --           9,235              --
   Merger expenses ..............................................           4,300           3,766              --
                                                                         --------        --------        --------
        Total operating costs and expenses ......................         449,449         521,384         613,036
                                                                         --------        --------        --------
Income from operations ..........................................          92,446         101,191         142,046
Interest expense, net ...........................................           6,224           5,015           2,636
                                                                         --------        --------        --------
      Income before income taxes and minority interest ..........          86,222          96,176         139,410
Minority interest ...............................................           7,768          10,011          15,478
                                                                         --------        --------        --------
      Income before income taxes ................................          78,454          86,165         123,932
Provision for income taxes ......................................          31,367          34,706          47,331
                                                                         --------        --------        --------
      Net income ................................................        $ 47,087        $ 51,459        $ 76,601
                                                                         ========        ========        ========
Net income per share:
   Basic ........................................................        $   1.05        $   1.12        $   1.59
                                                                         ========        ========        ========
   Diluted ......................................................        $   1.00        $   1.07        $   1.52
                                                                         ========        ========        ========
Weighted average shares outstanding:
   Basic ........................................................          45,015          46,048          48,113
                                                                         ========        ========        ========
   Diluted ......................................................          47,052          47,948          50,433
                                                                         ========        ========        ========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           ADDITIONAL                   TOTAL
                                                   COMMON STOCK       TREASURY STOCK        PAID-IN      RETAINED    STOCKHOLDERS'
                                                 SHARES    AMOUNT    SHARES     AMOUNT      CAPITAL      EARNINGS       EQUITY
                                                 ------    ------    ------     -------    ----------    --------    ------------
Balance at December 31, 1998                     44,491     $ 445        --     $    --      $186,948     $ 60,367     $ 247,760
    Issuance of common stock in acquisitions         99         1        --          --         2,999           --         3,000
    Net income                                       --        --        --          --            --       47,087        47,087
    Common stock issued and related
         income tax benefit                         730         7        --          --        13,985           --        13,992
                                                 ------     -----     -----     -------      --------     --------     ---------
Balance at December 31, 1999                     45,320       453        --          --       203,932      107,454       311,839
   Net income                                        --        --        --          --            --       51,459        51,459
    Common stock issued and related
         income tax benefit                       1,767        18        --          --        30,806           --        30,824
                                                 ------     -----     -----     -------      --------     --------     ---------
Balance at December 31, 2000                     47,087       471        --          --       234,738      158,913       394,122
    Net income                                       --        --        --          --            --       76,601        76,601
    Common stock issued and related
         income tax benefit                       2,510        25        --          --        42,562           --        42,587
    Repurchase of common stock held in
          treasury                                   --        --       100      (3,059)           --           --        (3,059)
                                                 ------     -----     -----     -------      --------     --------     ---------
Balance at December 31, 2001                     49,597     $ 496       100     $(3,059)     $277,300     $235,514     $ 510,251
                                                 ======     =====     =====     =======      ========     ========     =========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31
                                                                                           -------------------------------------
                                                                                             1999          2000           2001
                                                                                           --------      --------      ---------
                                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ...........................................................................     $ 47,087      $ 51,459      $  76,601
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................................       27,835        32,321         38,945
   Loss on sale of property and equipment ............................................          362           567          1,266
   Income applicable to minority interest ............................................        7,768        10,011         15,478
   Distributions to minority shareholders ............................................       (4,231)       (7,333)       (16,446)
   Deferred income taxes .............................................................       (6,793)        2,016          1,488
   Loss from restructuring ...........................................................           --         9,235             --
   Changes in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable ..........................................................      (16,237)      (20,863)        (4,240)
        Inventories ..................................................................       (3,480)          113         (2,832)
        Prepaid expenses and other current assets ....................................       (3,698)       (5,757)           604
        Accounts payable .............................................................        1,551         3,500          2,247
        Accrued compensation .........................................................        3,433         9,898          2,625
        Due to third-party payors ....................................................        5,209         4,773            649
        Accrued expenses and other current liabilities ...............................          842        (2,749)         5,168
        Income taxes .................................................................        4,190         2,510         11,648
                                                                                           --------      --------      ---------
         Net cash provided by operating activities ...................................       63,838        89,701        133,201
INVESTING ACTIVITIES
Proceeds from sale of property and equipment .........................................          336         4,390          1,078
Purchases of property and equipment ..................................................      (45,963)      (45,741)       (65,672)
Cash paid for acquisitions, net of cash acquired .....................................      (17,158)      (28,063)       (38,403)
Increase (decrease) in other assets ..................................................        1,968          (331)        (4,415)
                                                                                           --------      --------      ---------
         Net cash used in investing activities .......................................      (60,817)      (69,745)      (107,412)
FINANCING ACTIVITIES
Net borrowings (payments) under line of credit .......................................       11,728       (20,229)       (54,000)
Payments on long-term debt ...........................................................      (27,975)      (13,207)          (516)
Proceeds from issuance of long-term debt .............................................        1,872         2,879             --
Net proceeds from issuance of common stock ...........................................        6,372        24,399         29,307
Repurchase of treasury shares ........................................................           --            --         (3,059)
                                                                                           --------      --------      ---------
        Net cash used in financing activities ........................................       (8,003)       (6,158)       (28,268)
 (Decrease) increase in cash and cash equivalents ....................................       (4,982)       13,798         (2,479)
Cash and cash equivalents, at beginning of year ......................................       21,086        16,104         29,902
                                                                                           --------      --------      ---------
Cash and cash equivalents, at end of year ............................................     $ 16,104      $ 29,902      $  27,423
                                                                                           ========      ========      =========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                      -----------------------------------
                                                                        1999         2000         2001
                                                                      --------     --------     ---------
                                                                               (IN THOUSANDS)
DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ..................................................     $  6,603     $  5,237     $   2,520
                                                                      ========     ========     =========
      Income taxes ..............................................     $ 30,497     $ 32,768     $  48,963
                                                                      ========     ========     =========
DISCLOSURES OF BUSINESS ACQUISITIONS:
   Fair value of assets acquired ................................     $ 20,428     $ 29,721     $  39,108
   Liabilities assumed ..........................................          270        1,658           705
   Common stock issued ..........................................        3,000           --            --
                                                                      --------     --------     ---------
      Cash paid for acquisitions, net of cash acquired ..........     $ 17,158     $ 28,063     $  38,403
                                                                      ========     ========     =========

          See accompanying notes to consolidated financial statements.

                             RENAL CARE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1. ORGANIZATION

Renal Care Group, Inc. (the "Company") provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease ("ESRD"). As of December 31, 2001, the Company provided dialysis and ancillary services to approximately 18,800 patients through 238 outpatient dialysis centers in 26 states. In addition to its outpatient dialysis center operations, as of December 31, 2001, the Company provided acute dialysis services through contractual relationships with 120 hospitals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and joint venture partnerships over which the Company exercises majority-voting control and for which control is other than temporary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

INVENTORIES

Inventories consist of drugs, supplies and parts consumed in dialysis treatments and are stated at the lower of cost or market. Cost is determined using either the first-in, first-out method or the average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of related lease terms or the useful lives.

GOODWILL AND OTHER INTANGIBLES (IN THOUSANDS)

Effective June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supersedes Accounting Principals Board ("APB") Opinion No. 17, Intangible Assets, that previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No.

142, goodwill and other intangible assets with indefinite lives will no longer be amortized but must be reviewed at least annually for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 142 does not impose a limit on the useful lives of separable intangible assets. The provisions of SFAS No. 142 apply currently to goodwill and intangibles acquired after June 30, 2001 and upon adoption of the statement with respect to goodwill and intangibles acquired prior to July 1, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. Management believes the impact of the application of the provisions of SFAS No. 142 relating to the amortization of goodwill will favorably affect the Company's earnings in 2002 by up to $0.05 per share. The Company has complied with the transitional requirements of such statement. Accordingly, during 2001, the Company did not recognize amortization expense for goodwill or intangible assets with indefinite lives acquired after June 30, 2001, but it continued to amortize all other acquired goodwill and intangibles in accordance with procedures described in the following paragraph.

As of December 31, 2000 and 2001, goodwill net of accumulated amortization was $221,699 and $255,103, respectively, and accumulated amortization of goodwill was $26,299 and $31,365, respectively. Goodwill acquired prior to July 1, 2001, was determined based on the criteria defined in APB Opinion No. 16, Business Combinations, and equalled the excess of purchase price over the fair value of net assets acquired. Goodwill acquired after June 30, 2001 was recognized in accordance with criteria established in SFAS No. 141. During 2001, goodwill and non-competition agreements acquired prior to July 1, 2001, were amortized on a straight-line basis over a period of 40 years and the lives of the agreements, respectively. These amortization periods equate to a blended average of 35 years. Separable intangible assets, such as non-competition agreements, acquired after June 30, 2001 were amortized over the useful life of such assets. Goodwill and other intangible assets with indefinite lives that were acquired after June 30, 2001 were not amortized.

DUE TO THIRD-PARTY PAYORS

Due to third-party payors includes amounts received in excess of revenue recognized for specific billed charges. Such amounts are commonly referred to as overpayments. Overpayments received from Federally funded programs are reported to the Federal program in accordance with the program's established procedures. The amounts remain in due to third-party payors until either a refund is made or until the amount is recouped by the Federal payor. For overpayments received from non-federally funded payors, the Company uses various procedures to communicate and refund such amounts to the respective payor. Similar to the federally funded overpayments, such amounts remain in due to third-party payors until either a refund is made or until the amount is recouped by the payor.

MINORITY INTEREST

Minority interest represents the proportionate equity interest of other partners and stockholders in the Company's consolidated entities that are not wholly owned. As of December 31, 2001, the Company was the majority partner or member in 33 joint ventures.

NET REVENUE

Net revenue is recognized as services are provided at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors. The Company's net revenue is largely derived from the following sources:

         -        Outpatient hemodialysis;
         - Ancillary services associated with outpatient dialysis, primarily the administration of EPO and other drugs;
         -        Home dialysis services;
         - Inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;
         -        Laboratory services; and
         - Management contracts with hospital-based medical university dialysis programs.

The Medicare and Medicaid programs, along with certain third-party payors, reimburse the Company at amounts that are different from the Company's established rates. Contractual adjustments represent the difference between the amounts billed for these services and the amounts that are reimbursable by third-party payors. A summary of the basis for reimbursement with these payors follows:

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

Other

Other payments from commercial insurers, other third-party payors and patients are received pursuant to a variety of reimbursement arrangements. Generally payments from commercial insurers and other third-party payors are greater than those received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid at established rates approximated 61%, 58% and 55% of net revenue for the years ended December 31, 1999, 2000 and 2001, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. The Company reserves for doubtful accounts in the period in which the revenue is recognized based on management's estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and continually reviewing detailed accounts receivable agings.

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

SELF INSURANCE LIABILITY CLAIMS

         The Company is subject to medical malpractice and workers compensation claims or lawsuits in the ordinary course of business. Accordingly, the Company maintains insurance for individual malpractice claims exceeding certain individual and aggregate amounts. Similarly, the Company maintains workers compensation insurance for claims exceeding certain individual and aggregate amounts. The Company estimates its self-insured retention portion of the malpractice and workers compensation risks using historical claims data, demographic factors and other assumptions. The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from trends identified with historical claims.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amounts reported in the consolidated balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value. Accounts receivable are generally unsecured.

Long-Term Debt

Based upon the borrowing rates currently available to the Company, the carrying amounts reported in the consolidated balance sheets for long-term debt approximate fair value.

CONCENTRATION OF CREDIT RISKS

The Company's primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid represented 57% and 45% of gross accounts receivable at December 31, 2000 and 2001, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company's operations.

The administration of erythropoietin ("EPO")is beneficial in the treatment of anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 26% of the net revenue of the Company for the years ended December 31, 1999 and 2000 and 25% of the net revenue of the Company for the year ended December 31, 2001. EPO is produced by a single manufacturer.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2001, in the opinion of management, there has been no impairment of long-fixed assets.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the net results of operations as previously reported.

3. BUSINESS ACQUISITIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

2001 ACQUISITIONS

During 2001, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. The combined purchase price of these acquisitions amounted to $38,403 and consisted exclusively of cash. Each of the transactions involved the acquisition of entities that provide care to ESRD patients through owned hemodialysis facilities.

The acquired businesses either strengthened the Company's existing market share within a specific geographic area or provided the Company with an entrance into a new market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all five of the acquisitions completed in 2001:

               Inventory                                        $   579
               Property, plant and equipment, net                 5,629
               Intangible assets                                  1,675
               Goodwill                                          30,325
               Other assets                                         900
                                                                -------
                  Total assets acquired                          39,108
                  Total liabilities assumed                         705
                                                                -------
                 Net assets acquired                            $38,403
                                                                =======

The Company began recording the results of operations for each of these acquired companies at the effective date of each transaction. Three of the five transactions were completed prior to July 1, 2001, and resulted in goodwill of $6,428. Such amounts were amortized during 2001 using a 35-year period. The remaining two transactions were completed subsequent to June 30, 2001. Goodwill resulting from these transactions amounted to $24,077 and was not amortized during 2001 in accordance with the requirements of SFAS No. 142. All goodwill is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements. Such amounts are amortized over the life of the contracts, which generally range from five to ten years.

2000 ACQUISITIONS

During 2000, the Company completed three acquisitions accounted for under the purchase method of accounting. The aggregate purchase price of these transactions amounted to $28,063, and consisted exclusively of cash consideration. All such transactions involved the acquisition of entities that provided care to ESRD patients through owned hemodialysis facilities or acute in-patient dialysis services.

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

         Number of shares issued .....................          99
                                                           =======
         Estimated value of shares issued ............     $ 3,000
         Cash consideration ..........................      17,158
                                                           -------
         Aggregate purchase price ....................     $20,158
                                                           =======

PRO FORMA DATA (UNAUDITED)

The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired entities, as if each of the acquisitions had been consummated as of the beginning of the year preceding the year of acquisition, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

                                                              1999         2000           2001
                                                           ---------     ---------     ---------
         Pro forma net revenue .......................     $ 574,294     $ 695,952     $ 781,349
                                                           =========     =========     =========
         Pro forma net income ........................     $  48,267     $  55,558     $  78,059
                                                           =========     =========     =========
         Pro forma net income per share
            Basic ....................................     $    1.07     $    1.21     $    1.62
                                                           =========     =========     =========
            Diluted ..................................     $    1.02     $    1.16     $    1.55
                                                           =========     =========     =========

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4. RESTRUCTURING CHARGE (IN THOUSANDS)

During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Effective May 31, 2001, the Company sold certain assets and transferred certain liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less the liabilities transferred; accordingly, no gain or loss was recognized. There are no remaining accrued expenses as of December 31, 2001 that relate to this restructuring charge.

5. PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS)

Property, plant and equipment consist of the following:

                                                                                                 DECEMBER 31,
                                                                                        ---------------------------
                                                                                           2000              2001
                                                                                        ---------         ---------
        Medical equipment ....................................................          $  83,069         $ 102,387
        Computer software and equipment ......................................             38,998            48,249
        Furniture and fixtures ...............................................             19,195            23,380
        Leasehold improvements ...............................................             49,407            67,072
        Buildings ............................................................             16,118            19,990
        Construction-in-progress .............................................              6,101            12,134
                                                                                        ---------         ---------
                                                                                          212,888           273,212
        Less accumulated depreciation ........................................            (73,315)          (97,287)
                                                                                        ---------         ---------
                                                                                        $ 139,573         $ 175,925
                                                                                        =========         =========

Depreciation expense was $19,459, $24,673 and $30,836 for the years ended December 31, 1999, 2000 and 2001, respectively.

6. LONG-TERM DEBT (IN THOUSANDS)

Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                         2000           2001
                                                                                       -------        -------
         Line of credit, bearing interest at LIBO rate
         (7.48% at December 31, 2000) .........................................        $54,000        $    --
         Equipment note payable ...............................................          1,874          1,482
         Other ................................................................          2,918          3,020
                                                                                       -------        -------

                                                                                        58,792          4,502
         Less current portion .................................................            476            726
                                                                                       -------        -------
                                                                                       $58,316        $ 3,776
                                                                                       =======        =======

LINE OF CREDIT

The Company has executed a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. The Second Amendment provided for an increase in the credit facility from $125,000 to $185,000 through August 2000 at which point the lender commitments were reduced to $157,300. Lender commitments were further reduced to $129,500 in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000 of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5,000 in swing line loans. Each of the Company's wholly-owned subsidiaries has guaranteed repayment of this loan.

The Company has negotiated loan pricing based on a LIBO rate margin pursuant to leverage tiers. These leverage tiers extend from 0.75 to 2.25 times and are priced at a LIBO rate margin of 0.60% to 1.35%. Commitment fees are also priced pursuant to leverage ratio tiers. Commitment fees range from 0.20% to 0.30% pursuant to leverage ratios ranging between 0.75 and 2.25. Under the loan agreement, commitments range in amounts and dates through August 2003. Lender commitments will remain at $129,500 through August 2002, and will then be reduced to $101,800 through August 2003. All loans under the loan agreement are due and payable on August 4, 2003. As of December 31, 2001, there was no amount outstanding under this agreement. The Company had $129,500 available under this agreement at December 31, 2001.

The Company's obligations under the loan agreement, and the obligations of each of the subsidiaries under its guaranty, are secured by a pledge of the equity interests held by the Company in each of its subsidiaries. Financial covenants are customary for the amount and duration of this commitment. The Company was in compliance with all such covenants at December 31, 2001.

EQUIPMENT NOTE PAYABLE

The equipment note payable is to a vendor for certain equipment and software purchased by the Company. The note is payable in monthly installments through 2005.

OTHER

The other long-term debt consists of notes maturing at various times through April 2015.

The aggregate maturities of long-term debt at December 31, 2001 are as follows:

                    2002...............     $  726
                    2003...............        655
                    2004...............        359
                    2005...............        363
                    2006...............         93
                    Thereafter.........      2,306
                                            ------
                                            $4,502
                                            ======

7. INCOME TAXES (IN THOUSANDS)

The provision for income taxes consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1999          2000         2001
                                                           --------      --------     --------
         Current:
            Federal ..................................     $ 35,265      $ 30,012     $ 42,002
            State and local ..........................        2,895         2,678        3,841
                                                           --------      --------     --------
                                                             38,160        32,690       45,843
                                                           --------      --------     --------
         Deferred:
            Federal ..................................       (6,477)        1,781        1,364
            State and local ..........................         (316)          235          124
                                                           --------      --------     --------
                                                             (6,793)        2,016        1,488
                                                           --------      --------     --------
             Provision for income taxes ..............     $ 31,367      $ 34,706     $ 47,331
                                                           ========      ========     ========

At December 31, 2001, the Company has net operating loss carryforwards of approximately $91,731 for state income tax purposes that expire in years 2001 through 2021. The utilization of the state net operating loss carryforwards may be limited in future years due to the profitability of certain subsidiary corporations. Therefore, the Company has recorded a valuation allowance of $3,339 against the deferred tax asset attributable to the state net operating loss carryforwards. This represents an increase in the valuation allowance of $445.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's deferred tax liabilities and assets are as follows:

                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                          2000             2001
                                                                        --------         --------
         Deferred tax assets:
            Net operating loss carryforwards ...................        $  2,894         $  3,414
            Allowance for doubtful accounts ....................          14,695           13,745
            Accrued vacation and other accrued liabilities .....           8,288            6,753
            Other ..............................................             248               --
            Less: Valuation allowance ..........................          (2,894)          (3,339)
                                                                        --------         --------
                                                                          23,231           20,573
                                                                        --------         --------
         Deferred tax liabilities:
            Depreciation .......................................           6,626            6,128
            Cash to accrual adjustments (Section 481) ..........             216               --
            Amortization .......................................           8,662            8,308
            Investments in partnerships ........................           2,073            1,705
             Other .............................................              --              266
                                                                        --------         --------
                                                                          17,577           16,407
                                                                        --------         --------
         Net deferred tax asset ................................        $  5,654         $  4,166
                                                                        ========         ========

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

                                                              YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1999       2000       2001
                                                           ------     ------     ------
         U.S. federal income tax rate ................      35.0%      35.0%      35.0%
         State income tax, net of federal
           income tax benefit ........................       2.5        3.0        2.5
         Increase in valuation allowances ............       0.3        1.0        0.1
         Other .......................................       2.2        1.3        0.6
                                                           -----      -----      -----
         Effective income tax rate ...................      40.0%      40.3%      38.2%
                                                           =====      =====      =====

8. STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT PER SHARE DATA)

STOCK OPTION PLANS

As of December 31, 2001, the Company had six stock option plans. The Company also issues options, referred to in these financial statements as Free Standing Options outside of these plans. Options issued as Free Standing are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 1999 and 1996 Employee Plans have similar terms and purposes. Specifically, options under each of these plans are available for grant to eligible employees and other key persons, the options vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 1999 and 1996, and have 3,500 and 6,000 shares of common stock reserved for issuance, respectively.

Options issued under the Equity Compensation Plan ("Equity Plan") are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. This plan was adopted by Dialysis Centers of America, Inc. ("DCA") in 1995 and there are 350 shares of common stock reserved for issuance. We merged with DCA in a pooling-of-interests transaction in February 1999.

Options issued under the 1994 Stock Option Plan ("1994 Plan") are for directors, officers and other key persons. These options vest over four years and the options have a term of ten years from the date of issuance. This plan was adopted in 1994 and there are 720 shares of common stock reserved for issuance.

Options issued under the Directors Plan are for non-management directors. These options vest immediately and have a term of ten years from the date of issuance. The plan was adopted in 1996 and there are 225 shares of common stock reserved for issuance.

Options issued under the RDM Plan are for directors, officers, and other key persons. These options vest immediately upon grant and have a term of 5 to 10 years from the date of issuance. The plan was adopted by Renal Disease Management by Physicians, Inc ("RDM") in 1997, and there are 109 shares of common stock reserved for issuance. We merged with RDM in a pooling-of-interests transaction in April 2000.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 1999 through December 31, 2001:

                                                                                                                         WEIGHTED
                                                                                                                          AVERAGE
                                            1999       1996                                                              EXERCISE
                                FREE      EMPLOYEE   EMPLOYEE    EQUITY    1994    DIRECTORS  RDM      EXERCISE  PRICE     PRICE
                              STANDING      PLAN       PLAN       PLAN     PLAN      PLAN     PLAN         RANGE
Balance at
   December 31, 1998 ......     1,450          --       5,013       64       23       11       58       0.11 - 29.50     $ 14.30
   Granted ................       536         939         235       --       --       23        7      16.63 - 28.50       18.12
   Exercised ..............       (82)         --        (305)     (36)      --       --       --        0.11- 22.00       11.99
   Forfeited ..............        --          --        (142)     (10)      --       --       --       3.33 - 24.67       17.85
                              -------     -------     -------    -----     ----     ----     ----
Balance at
   December 31, 1999 ......     1,904         939       4,801       18       23       34       65       3.33 - 29.50       15.17
   Granted ................        --       1,538         350       --       --       22       --      15.94 - 29.03       16.08
   Exercised ..............      (419)        (82)     (1,092)      --       (6)      --      (39)      3.33 - 23.25       13.66
   Forfeited ..............       (19)        (20)       (202)      --       --       --       --       8.00 - 29.03       19.11
                              -------     -------     -------    -----     ----     ----     ----
Balance at
   December 31, 2000 ......     1,466       2,375       3,857       18       17       56       26       3.33 - 29.50       15.65
   Granted ................       120         899          --       --       --       17       --      28.02 - 29.63       28.05
   Exercised ..............      (686)       (198)     (1,113)      (1)      (9)      (6)      (6)      3.33 - 25.58       13.39
   Forfeited ..............        (9)        (46)        (54)      --       --       --       --       8.00 - 28.02       18.07
                              -------     -------     -------    -----     ----     ----     ----
Balance at
   December 31, 2001 ......       891       3,030       2,690       17        8       67       20       3.33 - 29.63       18.27
                              =======     =======     =======    =====     ====     ====     ====
Available for grant at
   December 31, 2001.......        --         169          74       --       --      146       --
                              =======     =======     =======    =====     ====     ====     ====
Exercisable at
   December 31, 2001.......       571         800       1,935       17        8       67       17                        $ 15.99
                              =======     =======     =======    =====     ====     ====     ====                        =======
Exercisable at
   December 31, 2000.......     1,065         417       2,149       18       16       56       20
                              =======     =======     =======    =====     ====     ====     ====
Exercisable at
   December 31, 1999.......     1,295         188       2,165       12       23       34       35
                              =======     =======     =======    =====     ====     ====     ====

The weighted-average fair value of options granted during 1999, 2000 and 2001 is $7.88, $7.71 and $12.40, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001.

                         NUMBER           WEIGHTED                           NUMBER
                      OUTSTANDING AS      AVERAGE           WEIGHTED      EXERCISABLE AS        WEIGHTED
                           OF            REMAINING          AVERAGE           OF                AVERAGE
    RANGE OF           DECEMBER 31,     CONTRACTUAL         EXERCISE       DECEMBER 31,         EXERCISE
 EXERCISE PRICES          2001              LIFE             PRICE            2001                PRICE
---------------------------------------------------------------------------------------------------------
$ 3.33  - $14.50          1,258             4.54             $ 9.68           1,195             $ 9.50
$15.17 -  $15.94          1,762             8.32             $15.89             601             $ 15.78
$16.09 -  $22.00          2,477             7.00             $19.69           1,434             $ 20.13
$22.75 -  $29.63          1,226             9.14             $27.63             185             $ 26.32
---------------------------------------------------------------------------------------------------------
$ 3.33 -  $29.63          6,723             7.27             $18.27           3,415             $ 15.99
=========================================================================================================

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         2000         2001
                                                           --------     --------     --------
         Expected volatility .........................        40.0%        45.0%        45.0%
         Expected dividend yield .....................        None         None         None
         Risk-free interest rate .....................        5.00%        6.25%        3.75%
         Expected life of options ....................     5 years      5 years      5 years

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1999         2000         2001
                                                                --------     --------     --------
         Net income .......................................     $ 47,087     $ 51,459     $ 76,601
         Pro forma compensation expense from
            stock options, net of taxes ...................        5,979        6,304        3,870
                                                                --------     --------     --------
         Pro forma net income .............................     $ 41,108     $ 45,155     $ 72,731
                                                                ========     ========     ========

         Pro forma net income per share
            Basic .........................................     $   0.91     $   0.98     $   1.51
                                                                ========     ========     ========
            Diluted .......................................     $   0.87     $   0.94     $   1.44
                                                                ========     ========     ========

The effect of applying SFAS No. 123 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

WARRANTS

At December 31, 2001, the Company has outstanding warrants to purchase an aggregate of 108 shares of common stock that were issued in 1994 and 1995. These warrants have a term of ten years from the date of issuance and an exercise price of $3.33 per share.

9. OPERATING LEASES (IN THOUSANDS)

The Company rents office and medical facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 2001, future minimum rental payments under noncancelable operating leases with terms of one year or more consist of the following:

                 2002...................      $ 19,614
                 2003...................        17,643
                 2004...................        16,032
                 2005...................        13,863
                 2006...................        11,124
                 Thereafter.............        39,777
                                              --------
                                              $118,053
                                              ========

Rent expense was $17,189, $19,164 and $22,624 for the years ending December 31, 1999, 2000 and 2001, respectively.

10. EMPLOYEE BENEFIT PLANS (IN THOUSANDS)

DEFINED CONTRIBUTION PLANS

The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $1,532, $1,734 and $1,960 for the years ended December 31, 1999, 2000 and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Effective April 1996, the Company adopted an Employee Stock Purchase Plan ("Stock Purchase Plan") to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, the participant's December 31 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year or December 31 . A total of 348 shares are available for purchase under the plan. At December 31, 2000 and 2001, $1,331 and $1,571, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

11. EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE DATA)

In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options and warrants using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

                                                                                   1999            2000           2001
                                                                                -----------     ----------     -----------
Numerator:
   Numerator for basic and diluted net income per share.....................    $    47,087     $   51,459     $    76,601
Denominator:
   Denominator for basic net income per share weighted-average shares.......         45,015         46,048          48,113
   Effect of dilutive securities:
      Stock options.........................................................          1,529          1,498           2,087
      Warrants..............................................................            508            402             233
                                                                                -----------     ----------     -----------
   Denominator for diluted net income
      per share-adjusted weighted-average shares and assumed conversions....         47,052         47,948          50,433
                                                                                ===========     ==========     ===========
Basic net income per share..................................................    $      1.05     $     1.12     $      1.59
                                                                                ===========     ==========     ===========
Diluted net income per share................................................    $      1.00     $     1.07     $      1.52
                                                                                ===========     ==========     ===========

12. COMMITMENTS AND CONTINGENCIES (IN THOUSANDS)

On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company's dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later.

In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of December 31, 2001, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group's insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company's consolidated financial position or results of operation.

On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such settlement provided that the Company would pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and was paid in January 2002, when the Company and the government finalized the terms of a corporate integrity agreement.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and, except as referenced above, is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations.

The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company's patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of seven years with a three-year renewal option. As of December 31, 2001, estimated commitments for medical director fees for the year 2002 were $15.5 million and were $75.8 million over the lives of the agreements.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following tables include, for 2000 and 2001, certain selected quarterly financial data. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information included therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                            2000
                                                                     -----------------------------------------------------
                                                                        FIRST        SECOND         THIRD        FOURTH
                                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ----------    ----------    ----------    -----------
Net revenue......................................................    $  149,657    $  154,152    $  156,505    $   162,261
Operating expenses...............................................       114,281       117,521       119,311        124,949
Depreciation and amortization....................................         7,772         7,808         8,154          8,587
Restructuring charge.............................................            --            --         9,235             --
Merger expenses..................................................            --         3,766            --             --
                                                                     ----------    ----------    ----------    -----------
Income from operations...........................................        27,604        25,057        19,805         28,725
Interest expense, net............................................         1,496         1,366         1,126          1,027
Minority interest................................................         2,169         2,258         2,428          3,156
                                                                     ----------    ----------    ----------    -----------
Income before income taxes.......................................        23,939        21,433        16,251         24,542
Income taxes.....................................................         9,091         9,484         6,449          9,682
                                                                     ----------    ----------    ----------    -----------
Net income.......................................................    $   14,848    $   11,949    $    9,802    $    14,860
                                                                     ==========    ==========    ==========    ===========
Net income per share:
   Basic.........................................................    $     0.33    $     0.26    $     0.21    $      0.32
                                                                     ==========    ==========    ==========    ===========
   Diluted.......................................................    $     0.31    $     0.25    $     0.20    $      0.31
                                                                     ==========    ==========    ==========    ===========

                                                                                            2001
                                                                     -----------------------------------------------------
                                                                        FIRST        SECOND         THIRD        FOURTH
                                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ----------    ----------    ----------    -----------
Net revenue......................................................    $  174,778    $  183,455    $  193,149    $   203,700
Operating expenses...............................................       133,131       139,451       146,665        154,842
Depreciation and amortization....................................         8,852         9,296         9,997         10,800
                                                                     ----------    ----------    ----------    -----------
Income from operations...........................................        32,795        34,708        36,487         38,058
Interest expense, net............................................           999         1,274           198            166
Minority interest................................................         3,130         3,722         4,104          4,522
                                                                     ----------    ----------    ----------    -----------
Income before income taxes.......................................        28,666        29,712        32,185         33,370
Income taxes.....................................................        10,952        11,351        12,288         12,740
                                                                     ----------    ----------    ----------    -----------
Net income.......................................................    $   17,714    $   18,361    $   19,897    $    20,630
                                                                     ==========    ==========    ==========    ===========
Net income per share:
   Basic.........................................................    $     0.37    $     0.39    $     0.41    $      0.42
                                                                     ==========    ==========    ==========    ===========
   Diluted.......................................................    $     0.36    $     0.37    $     0.39    $      0.40
                                                                     ==========    ==========    ==========    ===========

                                                                     SCHEDULE II

                             RENAL CARE GROUP, INC.
            CONSOLIDATED SCHEDULE - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE                     AMOUNT                       BALANCE
                                                        BEGINNING     ALLOWANCES    CHARGED TO                    AT END OF
                                                        OF PERIOD      ACQUIRED      EXPENSE      WRITE-OFFS       PERIOD
                                                       ----------     ----------   -----------   ------------    ----------
Allowances for doubtful accounts:
   Year ended December 31, 1999.....................   $   31,226     $     283    $   14,632    $     (5,265)   $   40,876
                                                       ==========     =========    ==========    ============    ==========
   Year ended December 31, 2000.....................   $   40,876     $      --    $   16,949    $    (10,433)   $   47,392
                                                       ==========     =========    ==========    =============   ==========
   Year ended December 31, 2001.....................   $   47,392     $      --    $   20,290    $    (22,422)   $   45,260
                                                       ==========     =========    ==========    ============    ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 29th day of March, 2002.

                                       RENAL CARE GROUP, INC.



                                       By:   SAM A. BROOKS, JR.
                                          -------------------------------------
                                           Sam A. Brooks, Jr.
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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




/s/ SAM A. BROOKS, JR.                           Chairman of the Board,                              March 29, 2002
--------------------------------------------     President, Chief Executive
Sam A. Brooks, Jr.                               Officer and Director
                                                 (Principal Executive Officer)



/s/ R. DIRK ALLISON                              Executive Vice President,                           March 29, 2002
--------------------------------------------     Chief Financial Officer
R. Dirk Allison                                  Treasurer (Principal Financial
                                                 and Accounting Officer)



/s/ JOSEPH C. HUTTS                              Director                                            March 29, 2002
--------------------------------------------
Joseph C. Hutts



/s/ HARRY R. JACOBSON, M.D.                      Director                                            March 29, 2002
--------------------------------------------
Harry R. Jacobson, M.D.



/s/ THOMAS A. LOWERY, M.D.                       Director                                            March 29, 2002
--------------------------------------------
Thomas A. Lowery, M.D.



/s/ JOHN D. BOWER, M.D.                          Director                                            March 29, 2002
--------------------------------------------
John D. Bower, M.D.



/s/ STEPHEN D. MCMURRAY, M.D.                    Director                                            March 29, 2002
--------------------------------------------
Stephen D. McMurray, M.D.



/s/ W. TOM MEREDITH, M.D.                        Director                                            March 29, 2002
--------------------------------------------
W. Tom Meredith, M.D.



/s/ KENNETH E. JOHNSON, JR., M.D.                Director                                            March 29, 2002
--------------------------------------------
Kenneth E. Johnson, Jr., M.D.



/s/ WILLIAM V. LAPHAM                            Director                                            March 29, 2002
--------------------------------------------
William V. Lapham

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

10.13    1996 Stock Option Plan for Outside Directors (1)*

10.14    Fourth Amended and Restated 1996 Stock Incentive Plan (6)*

10.15    Amended and Restated Employee Stock Purchase Plan (2)*

10.16 Medical Director Services Agreement, dated September 30, 1996, between the Company and a group of individual physicians (7)

10.17    Employment Agreement, dated July 13, 2000, between the Company and Gary
         Brukardt (16)*

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

10.29    Stock Option Agreement, dated May 22, 1998, between the Company and
         Gary A. Brukardt (9)*

10.30    Stock Option Agreement, dated May 22, 1998, between the Company and
         Raymond Hakim, M.D. (9)*

10.31    Stock Option Agreement, dated June 5, 1998, between the Company and
         Joseph C. Hutts (9)*

10.32    Stock Option Agreement, dated June 5, 1998, between the Company and
         Harry R. Jacobson, M.D. (9)*

10.33    Agreement No. 20010240, between Renal Care Group, Inc. and Amgen Inc.
         effective January 2, 2002 (The Company has requested confidential treatment of certain portions of this Exhibit.)

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

10.41    Stock Option Agreement, dated June 2, 1999, between the Company and
         Joseph C. Hutts (13)*

10.42    Stock Option Agreement, dated June 2, 1999, between the Company and
         Harry R. Jacobson, M.D. (13)*

10.43    Stock Option Agreement, dated July 22, 1999, between the Company and
         William V. Lapham (13)*

10.44    Stock Option Agreement, dated October 27, 1999, between the Company and
         R. Dirk Allison(14)*

10.45    Stock Option Agreement, dated June 8, 2000, between the Company and
         Joseph C. Hutts (17)*

10.46    Stock Option Agreement, dated June 8, 2000, between the Company and
         Harry R. Jacobson, M.D.(17)*

10.47    Stock Option Agreement, dated June 8, 2000, between the Company and
         William V. Lapham(17)*

10.48    Stock Option Agreement, dated June 8, 2000, between the Company and W.
         Thomas Meredith(17)*

10.49 Stock Option Agreement, dated September 19, 2000, between the Company and Sam A. Brooks (17)*

10.50 Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(17)*

10.51 Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(17)*

10.52 Stock Option Agreement, dated September 19, 2000, between the Company and R. Dirk Allison (17)*

10.53    Stock Option Agreement dated August 2, 2001 between the Company and Sam
         A. Brooks(18)*

10.54    Stock Option Agreement dated August 2, 2001 between the Company and R.
         Dirk Allison(18)*

10.55    Stock Option Agreement dated August 2, 2001 between the Company and
         Gary Brukardt(18)*

10.56    Stock Option Agreement dated August 2, 2001 between the Company and
         Raymond Hakim(18)*

10.57    Stock Option Agreement dated June 7, 2001 between the Company and
         Joseph C. Hutts*

10.58    Stock Option Agreement dated June 7, 2001 between the Company and
         William V. Lapham*

10.59    Stock Option Agreement dated June 7, 2001 between the Company and W.
         Thomas Meredith*

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

(16) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-27640).

(17) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

(18) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).

*        Management contract or executive compensation plan or arrangement.