Form 10-Q
period 2002-03-31
RENAL CARE GROUP INC
filed 2002-05-15
CIK 920052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Yes    ☒   No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2002

Common Stock, $.01 par value	49,974,735

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets December 31, 2001 and March 31, 2002 (unaudited)	1
	Condensed Consolidated Income Statements – (unaudited) For the three months ended March 31, 2001 and 2002	2
	Condensed Consolidated Statements of Cash Flows – (unaudited) For the three months ended March 31, 2001 and 2002	3
	Notes to Condensed Consolidated Financial Statements – (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9
	Risk Factors	12
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19

Note: Item 3 of Part I, and Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2001	2002

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,423	$55,520
Accounts receivable, net	127,056	133,913
Inventories	16,292	16,408
Prepaid expenses and other current assets	18,584	11,889
Income taxes receivable	7,058	—
Deferred income taxes	16,894	16,894

Total current assets	213,307	234,624
Property, plant and equipment, net	175,925	180,507
Goodwill	244,738	246,282
Intangible assets, net	10,365	11,045
Other assets	7,922	8,479

Total assets	$652,257	$680,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,198	$27,761
Income taxes payable	—	3,624
Current portion of long-term debt	726	692
Other current liabilities	81,544	82,686

Total current liabilities	110,468	114,763
Long-term debt, net of current portion	3,776	3,658
Deferred income taxes	12,728	12,728
Minority interest	15,034	19,822

Total liabilities	142,006	150,971

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 49,597 and 49,847 shares issued at December 31, 2001 and March 31, 2002, respectively	496	499
Treasury stock, 100 and 380 shares of common stock at December 31, 2001 and March 31, 2002, respectively	(3,059)	(11,368)
Additional paid-in capital	277,300	283,828
Retained earnings	235,514	257,007

Total stockholders’ equity	510,251	529,966

Total liabilities and stockholders’ equity	$652,257	$680,937

See accompanying notes to condensed consolidated financial statements

RENAL CARE GROUP, INC.

Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Net revenue	$174,778	$206,678
Operating costs and expenses:
Patient care costs	113,328	134,712
General and administrative expenses	15,003	17,560
Provision for doubtful accounts	4,800	5,484
Depreciation and amortization	8,852	9,362

Total operating costs and expenses	141,983	167,118

Income from operations	32,795	39,560
Interest expense, net	999	173

Income before minority interest and income taxes	31,796	39,387
Minority interest	3,130	4,710

Income before income taxes	28,666	34,677
Provision for income taxes	10,952	13,184

Net income	$17,714	$21,493

Net income per share:
Basic	$0.37	$0.43

Diluted	$0.36	$0.42

Weighted average shares outstanding:
Basic	47,259	49,426

Diluted	49,611	51,222

See accompanying notes to condensed consolidated financial statements

RENAL CARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

OPERATING ACTIVITIES
Net income	$17,714	21,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,852	9,362
Distributions to minority shareholders	(1,469)	(2,818)
Income applicable to minority interest	3,130	4,710
Changes in operating assets and liabilities net of effects from acquisitions	(6,637)	12,459

Net cash provided by operating activities	21,590	45,206
INVESTING ACTIVITIES
Purchases of property and equipment	(10,540)	(13,001)
Cash paid for acquisitions, net of cash acquired	(4,972)	(2,676)
Change in other assets	(3,266)	(1,048)

Net cash used in investing activities	(18,778)	(16,725)
FINANCING ACTIVITIES
Net payments of debt	(9,105)	(152)
Net proceeds from issuance of common stock	4,176	5,181
Investment by joint venture partner	—	2,896
Repurchase of treasury shares	—	(8,309)

Net cash used in financing activities	(4,929)	(384)

(Decrease) increase in cash and cash equivalents	(2,117)	28,097
Cash and cash equivalents at beginning of period	29,902	27,423

Cash and cash equivalents at end of period	$27,785	$55,520

See accompanying notes to condensed consolidated financial statements

RENAL CARE GROUP, INC.

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended
March 31, 2002
(unaudited)

1.   Basis of Presentation

Overview

     Renal Care Group, Inc. (“Renal Care Group” or the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of March 31, 2002, the Company provided dialysis and ancillary services to approximately 19,200 patients through more than 240 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services in more than 120 hospitals.

     Renal Care Group’s net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with dialysis, primarily the administration of erythropoietin (also known as Epogen® or EPO);

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based and medical university dialysis programs.

     Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare & Medicaid Services (“CMS”). For the three months ended March 31, 2002, approximately 57% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 1, 2001, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that made that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, was an effective increase of 2.4% for calendar year 2001. Neither Congress nor CMS approved an increase in the composite rate for 2002.

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

     For patients with private health insurance, dialysis is typically reimbursed at rates higher than Medicare during the first 30 months of treatment. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher on a per treatment equivalent basis than the Medicare composite rate. Because dialysis is a life-sustaining therapy used to treat a chronic disease, utilization is predictable and is not subject to significant seasonal fluctuations.

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen. In April 2002, Amgen implemented its third increase of 3.9% in as many years. This increase will not affect Renal Care Group’s results of operations in 2002 because Renal Care Group’s contract with Amgen included price protection for all of 2002. The Company is currently engaged in negotiations with Amgen concerning its contract for 2003. Renal Care Group and Amgen have agreed in principle that the Company’s current pricing formula will remain in effect for 2003. As a result, the Company believes, although it can give no assurances, that it will be able to mitigate a substantial portion of the 2002 price increase in 2003. This agreement in principle is conditioned on negotiating and signing a final written amendment to the contract between the Company and Amgen.

Interim Financial Statements

     In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-K, as filed with the SEC on March 29, 2002.

2.   Reclassifications

     Certain prior year balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the net results of operations as previously reported.

3.   Goodwill and Intangible Assets (in thousands, except per share data)

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets and for goodwill and other intangible assets subsequent to the acquisition. This accounting standard requires that goodwill be disclosed separately from other intangible assets in the balance sheet and that goodwill no longer be amortized; instead, goodwill will be tested for impairment on a periodic basis. The provisions of this accounting standard also require that the Company complete a transitional impairment test within six months of the Company’s adoption of this standard, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended March 31,

	2001	2002

Reported net income	$17,714	$21,493
Add: goodwill amortization, net of tax	863	—

Pro forma adjusted net income	$18,577	$21,493

Reported basic earnings per share	$0.37	$0.43
Add: goodwill amortization, net of tax	.02	—

Pro forma adjusted basic earnings per share	$0.39	$0.43

Reported diluted earnings per share	$0.36	$0.42
Add: goodwill amortization, net of tax	.01	—

Pro forma adjusted diluted earnings per share	$0.37	$0.42

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

Balance as of December 31, 2001	$244,738
Goodwill acquired during the period	1,544

Balance as of March 31, 2002	$246,282

     Information regarding the Company’s separately identifiable intangible assets are as follows:

		Accumulated
	Carrying Amount	Amortization	Net

Noncompete and acute dialysis services agreements as of December 31, 2001	$16,090	$5,725	$10,365

		Accumulated
	Carrying Amount	Amortization	Net

Noncompete and acute dialysis services agreements as of March 31, 2002	$17,222	$6,177	$11,045

     The intangible assets are being amortized over their original useful lives, ranging from four to ten years. Amortization expense for the three months ended March 31, 2002 was approximately $452. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31,	Amount

2002	$1,943
2003	1,986
2004	1,986
2005	1,969
2006	1,914

4.   Earnings Per Share (in thousands, except per share data)

     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,

	2001	2002

Numerator:
Numerator for basic and diluted income per share	$17,714	$21,493
Denominator:
Denominator for basic net income per share –
Weighted-average shares	47,259	49,426
Effect of dilutive securities:
Stock options	1,940	1,700
Warrants	412	96

Denominator for diluted net income per share – Adjusted weighted-average shares and assumed conversions	49,611	51,222

Net income per share:
Basic	$0.37	$0.43

Diluted	$0.36	$0.42

5.   Contingencies (in thousands)

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. As of March 31, 2002, 11 lawsuits related to this matter were pending, and other suits could be brought in the future. Management believes Renal Care Group’s insurance should be adequate to cover these events and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

     In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of March 31, 2002, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operation.

     On December 12, 2000, the Company reached an agreement in principle with the U.S. Attorney for the Southern District of Mississippi to settle claims arising out of alleged inadequacies in physician documentation related to lab tests performed by its laboratory subsidiary, RenaLab, Inc. The terms of such agreement provided that the Company pay $1,980 to the Medicare program. This amount was recorded during the fourth quarter of 2000 and was paid in January 2002, when the Company and the government finalized the terms of a corporate integrity agreement.

     The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

     The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of seven years with a three-year renewal option.

6.   Recent Accounting Pronouncements

     On June 30, 2001, the Company adopted SFAS No. 141, Business Combinations, which eliminated the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

     As discussed in detail in Note 3, the Company adopted SFAS No. 142 on January 1, 2002.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not have an effect on the Company’s results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net Revenue. Net revenue increased from $174.8 million for the three months ended March 31, 2001 to $206.7 million for the three months ended March 31, 2002, an increase of $31.9 million, or 18.3%. This increase resulted primarily from a 9.8% increase in the number of treatments from 644,146 performed in the 2001 period to 707,483 performed in the 2002 period. This growth in treatments is the result of the acquisition of various dialysis facilities and a 5.8% increase in same-center treatments for 2002 over 2001. In addition, average net revenue per dialysis treatment increased 8.6% from $267 in 2001 to $290 in 2002. The increase in revenue per treatment was due in part to the implementation of the 2001 Medicare composite rate increase that was phased in with the additional 1.2% increase effective April 1, 2002. We also implemented a rate increase to private payors in the fourth quarter of 2001.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $113.3 million for the three months ended March 31, 2001 to $134.7 million for the three months ended March 31, 2002, an increase of 18.9%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies, and the 3.9% increase in the cost of EPO. Patient care costs as a percentage of net revenue increased from 64.8% in 2001 to 65.2% in 2002. Patient care costs per treatment increased 8.0% from $176 in 2001 to $190 in 2002. These increases were due to the EPO price increase, increased labor costs to address wage pressures in many of the Company’s markets and the increase in utilization of certain drugs.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $15.0 million for the three months ended March 31, 2001 to $17.6 million for the three months ended March 31, 2002, an increase of 17.0%. General and administrative expenses as a percentage of net revenue decreased slightly from 8.6% to 8.5% in 2001 and 2002, respectively.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $4.8 million for the three months ended March 31, 2001 to $5.5 million for the three months ended March 31, 2002, an increase of $0.7 million, or 14.3%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in 2001 and 2002.

     Depreciation and Amortization. Depreciation and amortization increased from $8.9 million for the three months ended March 31, 2001 to $9.4 million for the three months ended March 31, 2002, an increase of 5.8%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.1% in 2001 to 4.5% in 2002, primarily as a result of the implementation of SFAS No. 142.

     Income from Operations. Income from operations increased from $32.8 million for the three months ended March 31, 2001 to $39.6 million for the three months ended March 31, 2002, an increase of 20.6%. Income from operations as a percentage of net revenue increased from 18.8% in the 2001 period to 19.1% in the 2002 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $1.0 million for the three months ended March 31, 2001 to $200,000 for the three months ended March 31, 2002, a decrease of 82.7%. The decrease was the result of lower average borrowings in 2002, as the Company had retired all debt outstanding under its line of credit and recognized interest expense only on equipment notes payable, commitment fees and amortization of debt issuance costs.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, the financial results of which entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.3% in 2002 from 1.8% in 2001. This increase was the result of continued expansion of the operations of Renal Care Group’s joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $11.0 million for the three months ended March 31, 2001 to $13.2 million for the three months ended March 31, 2002, an increase of $2.2 million or 20.4%. The increase is a result of pre-tax earnings increasing by approximately 21.0%. The effective tax rate of the Company decreased slightly from 38.2% in 2001 to 38.0% in 2002. This decrease is primarily the result of the implementation of SFAS No. 142.

     Net Income. Net income increased from $17.7 million for the three months ended March 31, 2001 to $21.5 million for the three months ended March 31, 2002, an increase of $3.8 million or 21.3%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At March 31, 2002, the Company’s working capital was $119.9 million, cash and cash equivalents were $55.5 million, and the Company’s current ratio was approximately 2.0 to 1.

     Net cash provided by operating activities was $45.2 million for the three months ended March 31, 2002. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital. Net cash used in investing activities was $16.7 million for the three months ended March 31, 2002. Cash used in investing activities consisted primarily of $13.0 million of purchases of property and equipment and $2.7 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was approximately $400,000 for the three months ended March 31, 2002. Cash used in financing activities primarily reflects repurchases of Renal Care Group common stock of $8.3 million offset by a $2.9 million investment by a joint venture partner and $5.2 million in net proceeds from the issuance of common stock.

     The Company is a party to a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. Lender commitments under the amended loan agreement were reduced to $129.5 million in August 2001. Borrowings under the credit facility may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of the credit facility may be used for working capital purposes. Within the working capital sublimit, Renal Care Group may borrow up to $5.0 million in swing line loans. Lender commitments will remain at $129.5 million through August 2002, and will then be reduced to $101.8 million through August 2003. To the extent any amounts are outstanding under this line of credit, these amounts will be due and payable in full on August 4, 2003. As of March 31, 2002, there was no amount outstanding under this agreement. This variable rate debt instrument carries a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

     Each of Renal Care Group’s wholly-owned subsidiaries has guaranteed all of Renal Care Group’s obligations under the loan agreement. Further, Renal Care Group’s obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment.

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

     Capital expenditures of between $50.0 million to $55.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2002. The Company has made capital expenditures of approximately $13.0 million through March 31, 2002. The Company expects that remaining capital expenditures in 2002 will be funded with cash provided by operating activities and the Company’s existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan authorized by the Board of Directors in October 2000. In the fourth quarter of 2001, Renal Care Group began its process for repurchasing shares of its common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In the first quarter of 2002, Renal Care Group repurchased 280,000 shares of common stock for approximately $8.3 million. Management expects to repurchase additional shares of common stock during 2002.

Critical Accounting Policies

     On December 12, 2001, the Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with FR-60, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, and impairment of long-lived assets and long-lived assets to be disposed of. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degrees of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the annual report on Form 10-K as filed with the SEC on March 29, 2002.

RISK FACTORS

     You should carefully consider the risks described below before investing in Renal Care Group. The risks and uncertainties described below are not the only ones facing Renal Care Group. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.

     If any of the following risks occurs, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

If Medicare or Medicaid Changes its Programs for Dialysis, Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 53% of our net revenue for 2000, 49% of our net revenue for 2001 and 50% of our net revenue for the three months ended March 31, 2002 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 2000, 6% of our net revenue for 2001 and 7% of our net revenue for the three months ended March 31, 2002 consisted of reimbursements from Medicaid or comparable state programs. Some of the states’ Medicaid programs reimburse us at rates higher than those paid by Medicare. Some of these programs have proposed reductions or have announced that they are considering reductions. Any action to reduce those higher Medicaid reimbursement rates would adversely affect our revenue and earnings. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and the Centers for Medicare & Medicaid Services, or CMS (formerly known as Health Care Financing Administration), have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

If Reimbursement for EPO Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 2000 and 25% of our net revenue for 2001 and 23% of our net revenue for the three months ended March 31, 2002. Most of our payments for EPO come from government programs. For the three months ended March 31, 2002, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could Be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase will not affect our earnings in 2002 because our contract with Amgen has pricing protection through 2002. In addition, Amgen implemented a 3.9% increase in the price of EPO in May 2001. That price increase will adversely affect our earnings in 2002. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

If Amgen Markets Aranesp® for ESRD Patients, then We Could Be Less Profitable

     Amgen has developed and obtained FDA approval for a new drug to treat anemia marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for between two and three weeks. As of this date Amgen has not announced its plans for marketing Aranesp®. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

•	Our margins realized from the administration of Aranesp® could be lower than the margins realized on the administration of EPO; or

•	Physicians could decide to administer Aranesp® in their offices, and we would not recognize revenue or profit from the administration of EPO or Aranesp® .

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, hospitals or managed care organizations reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 42% of our net revenue for 2000, 45% of our net revenue for 2001 and 43% of our net revenue for the three months ended March 31, 2002, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

If We Fail to Integrate Acquired Companies, We Will Be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as April 2002. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Additional Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. On June 29, 2001, the Financial Accounting Standards Board approved rules that eliminate the pooling-of-interests accounting method. The elimination of the pooling-of-interests method results in the recording of goodwill for all acquisitions after June 30, 2001. Under these new rules goodwill and other intangible assets with indefinite lives will not be amortized to expense; however, we will be required to review all of these assets at regular intervals and to charge an appropriate amount to expense when impairment is identified. If we are required under these new rules to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price. Interest expense on additional debt incurred to fund our acquisitions may significantly reduce our profitability.

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

If Our Referring Physicians Stop Referring To Our Centers or Were Prohibited From Referring for Regulatory Reasons, Our Revenue and Earnings Would Decline

     Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians owning our stock or acting as medical directors could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician serves as a medical director.

If Our Business Is Alleged or Found To Violate Heath Care or Other Applicable Laws, Our Revenue and Earnings Could Decrease

     We are subject to extensive federal, state and local regulation regarding the following:

•	fraud and abuse prohibitions under health care reimbursement laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement, including false claims prohibitions under health care reimbursement laws;

•	collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are significantly larger than we are and have greater financial resources and more established operations. We cannot assure you that we will be able to compete effectively with any of our competitors.

If We Lose Any of Our Executive Officers, or Are Unable To Attract and Retain Qualified Management Personnel and Medical Directors, Our Ability To Run Our Business Could Be Adversely Affected, and Our Revenue and Earnings Could Decline

     We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. The services of Mr. Brooks and these three Executive Vice Presidents would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

If We Are Liable for Damages in Litigation, Our Insurance May Not be Sufficient to Cover Such Potential Damages

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. Eleven lawsuits had been filed against us as of March 31, 2002, and other suits could be brought in the future. While management believes Renal Care Group’s insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low of $28.05 per share to a high of $34.00 per share during the three months ended March 31, 2002. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors or the health care market;

•	the threat of litigation or government investigation;

•	changes in government regulations; and

•	changes in earnings estimates by analysts.

     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.

Forward Looking Statements

     Some of the information in this quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

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

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As disclosed in Renal Care Group’s annual report on Form 10-K filed with the SEC on March 29, 2002, we are subject to a number of lawsuits arising out of events on August 30, 2000. On that day 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of Renal Care Group’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. There have been no material developments in these lawsuits in the quarter ended March 31, 2002.

     Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

10.60	Restricted Stock Award Agreement dated August 2, 2001 between the Company and Sam A. Brooks

     (b)  Reports on Form 8-K

Form 8-K filed January 22, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

May 15, 2002	BY: /s/ R. Dirk Allison

R. Dirk Allison
Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and Description of Exhibit

10.60	Restricted Stock Award Agreement dated August 2, 2001 between the Company and Sam A. Brooks