Form 10-Q
period 2002-06-30
RENAL CARE GROUP INC
filed 2002-08-14
CIK 920052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-27640

RENAL CARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1622383 (I.R.S. Employer Identification No.)

2525 West End Avenue, Suite 600, Nashville, Tennessee 37203
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

Yes [X]       No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 9, 2002
Common Stock, $.01 par value	48,454,396

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets December 31, 2001 and June 30, 2002 (unaudited)	1
	Condensed Consolidated Income Statements — (unaudited) For the three months and six months ended June 30, 2001 and 2002	2
	Condensed Consolidated Statements of Cash Flows — (unaudited) For the six months ended June 30, 2001 and 2002	3
	Notes to Condensed Consolidated Financial Statements — (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9
	Risk Factors	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

Note: Item 3 of Part I, and Items 2, 3 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	June 30,
	2001	2002

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,423	$40,218
Accounts receivable, net	127,056	146,286
Inventories	16,292	15,013
Prepaid expenses and other current assets	18,584	15,559
Income taxes receivable	7,058	—
Deferred income taxes	16,894	16,894

Total current assets	213,307	233,970
Property, plant and equipment, net	175,925	189,713
Goodwill	243,530	261,558
Intangible assets, net	10,365	11,806
Other assets	7,922	6,487

Total assets	$651,049	$703,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,198	$24,772
Income taxes payable	—	7,567
Current portion of long-term debt	726	212
Other current liabilities	80,336	87,827

Total current liabilities	109,260	120,378
Long-term debt, net of current portion	3,776	2,754
Deferred income taxes	12,728	12,728
Minority interest	15,034	24,522

Total liabilities	140,798	160,382

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 49,597 and 50,068 shares issued at December 31, 2001 and June 30, 2002, respectively	496	501
Treasury stock, 100 and 800 shares of common stock at December 31, 2001 and June 30, 2002, respectively	(3,059)	(25,282)
Additional paid-in capital	277,300	288,284
Retained earnings	235,514	279,649

Total stockholders’ equity	510,251	543,152

Total liabilities and stockholders’ equity	$651,049	$703,534

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Net revenue	$183,455	$222,169	$358,233	$428,847
Operating costs and expenses:
Patient care costs	118,803	145,750	232,131	280,462
General and administrative expenses	15,778	18,787	30,781	36,347
Provision for doubtful accounts	4,870	5,736	9,670	11,220
Depreciation and amortization	9,296	9,933	18,148	19,295

Total operating costs and expenses	148,747	180,206	290,730	347,324

Income from operations	34,708	41,963	67,503	81,523
Interest expense, net	1,274	138	2,273	311

Income before minority interest and income taxes	33,434	41,825	65,230	81,212
Minority interest	3,722	5,307	6,852	10,017

Income before income taxes	29,712	36,518	58,378	71,195
Provision for income taxes	11,351	13,876	22,303	27,060

Net income	$18,361	$22,642	$36,075	$44,135

Net income per share:
Basic	$0.39	$0.46	$0.76	$0.89

Diluted	$0.37	$0.44	$0.72	$0.86

Weighted average shares outstanding:
Basic	47,598	49,474	47,428	49,450

Diluted	50,046	51,369	49,828	51,296

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2001	2002

OPERATING ACTIVITIES
Net income	$36,075	$44,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,148	19,295
Distributions to minority shareholders	(7,157)	(3,425)
Income applicable to minority interest	6,852	10,017
Changes in operating assets and liabilities net of effects from acquisitions	(1,046)	6,669

Net cash provided by operating activities	52,872	76,691
INVESTING ACTIVITIES
Purchases of property and equipment	(26,204)	(30,250)
Cash paid for acquisitions, net of cash acquired	(6,241)	(18,932)
Change in other assets	(2,535)	(2,190)

Net cash used in investing activities	(34,980)	(51,372)
FINANCING ACTIVITIES
Net payments of debt	(34,166)	(1,536)
Net proceeds from issuance of common stock	18,563	8,339
Investment by joint venture partner	—	2,896
Repurchase of treasury shares	—	(22,223)

Net cash used in financing activities	(15,603)	(12,524)

Increase in cash and cash equivalents	2,289	12,795
Cash and cash equivalents at beginning of period	29,902	27,423

Cash and cash equivalents at end of period	$32,191	$40,218

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
(in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. (“Renal Care Group” or the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of June 30, 2002, the Company provided dialysis and ancillary services to approximately 19,700 patients through more than 250 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services in more than 120 hospitals.

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

     Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare & Medicaid Services (“CMS”). For the six months ended June 30, 2002, approximately 57% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 1, 2001, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that made that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, was an effective increase of 2.4% for calendar year 2001. Neither Congress nor CMS approved an increase in the composite rate for 2002.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third wholesale price increase of 3.9% in as many years. This increase will not affect Renal Care Group’s results of operations in 2002 because Renal Care Group’s contract with Amgen includes price protection for the calendar year 2002. Renal Care Group and Amgen have agreed in principle that the Company’s current pricing formula will remain substantially in effect for 2003. As a result, the Company believes, although it can give no assurances, that it will be able to mitigate a substantial portion of the 2002 price increase in 2003. This agreement in principle is conditioned on negotiating and signing a final written amendment to the contract between the Company and Amgen.

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

2. Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net results of operations as previously reported.

3. Goodwill and Intangible Assets (in thousands, except per share data)

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets and for goodwill and other intangible assets after the acquisition. This accounting standard requires that goodwill be disclosed separately from other intangible assets in the balance sheet and that goodwill no longer be amortized; instead, goodwill will be tested for impairment on a periodic basis. The provisions of this accounting standard also required the Company to complete a transitional impairment test within six months of the Company’s adoption of this standard, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed its transitional impairment test and no impairments were identified.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Reported net income	$18,361	$22,642	$36,075	$44,135
Add: goodwill amortization, net of tax	1,031	—	1,894	—

Pro forma adjusted net income	$19,392	$22,642	$37,969	$44,135

Reported basic earnings per share	$0.39	$0.46	$0.76	$0.89
Add: goodwill amortization, net of tax	.02	—	.04	—

Pro forma adjusted basic earnings per share	$0.41	$0.46	$0.80	$0.89

Reported diluted earnings per share	$0.37	$0.44	$0.72	$0.86
Add: goodwill amortization, net of tax	.02	—	.04	—

Pro forma adjusted diluted earnings per share	$0.39	$0.44	$0.76	$0.86

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of December 31, 2001	$243,530
Goodwill acquired during the period	18,028

Balance as of June 30, 2002	$261,558

     The Company’s separately identifiable intangible assets, which consist of noncompete agreements and acute dialysis services agreements are as follows:

	December 31,	June 30,
	2001	2002

Carrying amount	$16,090	$18,385
Accumulated amortization	(5,725)	(6,579)

Net	$10,365	$11,806

     Separately identifiable intangible assets are being amortized over their useful lives, ranging from four to ten years. Amortization expense for the six months ended June 30, 2002 was approximately $854. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31,	Amount

2002	$2,001
2003	2,102
2004	2,102
2005	2,085
2006	2,030

4. Earnings Per Share (in thousands, except per share data)

     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Numerator:
Numerator for basic and diluted income per share	$18,361	$22,642	$36,075	$44,135
Denominator:
Denominator for basic net income per share – weighted-average shares	47,598	49,474	47,428	49,450
Effect of dilutive securities:
Stock options	2,032	1,798	1,986	1,749
Warrants	416	97	414	97

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	50,046	51,369	49,828	51,296

Net income per share:
Basic	$0.39	$0.46	$0.76	$0.89

Diluted	$0.37	$0.44	$0.72	$0.86

5. Contingencies (dollar amounts in thousands)

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of June 30, 2002, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operation.

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

     The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that it believes are consistent with the fair market value of the required supervisory services. These medical director agreements typically have a term of seven years with a three-year renewal option.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

     Net Revenue. Net revenue increased from $183.5 million for the three months ended June 30, 2001 to $222.2 million for the three months ended June 30, 2002, an increase of $38.7 million, or 21.1%. This increase resulted primarily from a 13.6% increase in the number of treatments from 657,328 performed in the 2001 period to 746,490 performed in the 2002 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.9% increase in same-center treatments for 2002 over 2001. In addition, average net revenue per dialysis treatment increased 7.6% from $275 in 2001 to $296 in 2002. The increase in revenue per treatment was largely due to a rate increase to private payors which we implemented in the fourth quarter of 2001 and an increase in utilization of certain ancillary drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $118.8 million for the three months ended June 30, 2001, to $145.8 million for the three months ended June 30, 2002, an increase of 22.7%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in 2001 to 65.6% in 2002. Patient care costs per treatment increased 7.7% from $181 in 2001 to $195 in 2002. These increases were due to the EPO price increase, increased labor costs to address wage pressures in many of the Company’s markets, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer. The Heparin recall adversely affected patient care costs by approximately $0.50 per treatment in the quarter ended June 30, 2002. Based on information provided by the manufacturer of Heparin, the Company believes this increase in cost will persist through the third and fourth quarter of 2002 and that the manufacturer will return to full production in the fourth quarter of 2002 or the first quarter of 2003.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $15.8 million for the three months ended June 30, 2001 to $18.8 million for the three months ended June 30, 2002, an increase of 19.1%. General and administrative expenses as a percentage of revenue decreased slightly from 8.6% in 2001 to 8.5% in 2002.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $4.9 million for the three months ended June 30, 2001 to $5.7 million for the three months ended June 30, 2002, an increase of approximately $800,000, or 17.8%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2001 to 2.6% in 2002.

     Depreciation and Amortization. Depreciation and amortization increased from $9.3 million for the three months ended June 30, 2001 to $9.9 million for the three months ended June 30, 2002, an increase of 6.9%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.1% in 2001 to 4.5% in 2002, primarily as a result of the implementation of SFAS No. 142, under which the Company stopped amortizing goodwill effective January 1, 2002.

     Income from Operations. Income from operations increased from $34.7 million for the three months ended June 30, 2001 to $42.0 million for the three months ended June 30, 2002, an increase of 20.9%. Income from operations as a percentage of net revenue remained consistent at 18.9% in 2001 and 2002.

     Interest Expense, Net. Interest expense decreased from $1.3 million for the three months ended June 30, 2001 to $100,000 for the three months ended June 30, 2002, a decrease of 89.2%. The decrease was the result of lower average borrowings in 2002. The Company retired all debt outstanding under its line of credit and recognized interest expense only on capital leases and equipment notes payable, commitment fees and amortization of debt issuance costs.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated subsidiaries that are not wholly-owned. Minority interest as a percentage of net revenue increased to 2.4% in 2002 from 2.0% in 2001. This increase was the result of continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio, Oregon, and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $11.4 million for the three months ended June 30, 2001 to $13.9 million for the three months ended June 30, 2002, an increase of 22.2%. The increase is a result of pre-tax earnings increasing by approximately 22.9%. The effective tax rate of the Company decreased slightly from 38.2% in 2001 to 38.0% in 2002. This decrease was primarily the result of the implementation of SFAS No. 142.

     Net Income. Net income increased from $18.4 million for the three months ended June 30, 2001 to $22.6 million for the three months ended June 30, 2002, an increase of $4.2 million or 23.3%. The increase was a result of the items discussed above.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

     Net Revenue. Net revenue increased from $358.2 million for the six months ended June 30, 2001 to $428.8 million for the six months ended June 30, 2002, an increase of $70.6 million, or 19.7%. This increase resulted primarily from an 11.7% increase in the number of treatments from 1,301,474 in 2001 to 1,453,973 in 2002. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.8% increase in same-center treatments for 2001 over 2002. In addition, average net revenue per dialysis treatment increased 8.1% from $271 in 2001 to $293 in 2002. The increase in revenue per treatment was due in part to the implementation of the 2001 Medicare composite rate increase and an increase in utilization of certain ancillary drugs. We also implemented a rate increase to private payors in the fourth quarter of 2001.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $232.1 million for the six months ended June 30, 2001, to $280.5 million for the six months ended June 30, 2002, an increase of 20.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in 2001 to 65.4% in 2002. Patient care costs per treatment increased 8.4% from $178 in 2001 to $193 in 2002. These increases were due to the EPO price increase, increased labor costs to address wage pressures in many of the Company’s markets, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $30.8 million for the six months ended June 30, 2001 to $36.3 million for the six months ended June 30, 2002, an increase of 18.1%. General and administrative expenses as a percentage of revenue decreased from 8.6% in 2001 to 8.5% in 2002.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $9.7 million for the six months ended June 30, 2001 to $11.2 million for the six months ended June 30, 2002, an increase of $1.5 million, or 16.0%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2001 to 2.6% in 2002.

     Depreciation and Amortization. Depreciation and amortization increased from $18.1 million for the six months ended June 30, 2001 to $19.3 million for the six months ended June 30, 2002, an increase of $1.2 million, or 6.3%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.1% in 2001 to 4.5% in 2002, primarily as a result of the implementation of SFAS No. 142, under which the Company stopped amortizing goodwill effective January 1, 2002.

     Income from Operations. Income from operations increased from $67.5 million for the six months ended June 30, 2001 to $81.5 million for the six months ended June 30, 2002, an increase of $14.0 million, or 20.8%. Income from operations as a percentage of net revenue increased from 18.8% in the 2001 period to 19.0% in the 2002 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $2.3 million for the six months ended June 30, 2001 to $300,000 for the six months ended June 30, 2002. The decrease was the result of lower average borrowings in 2002. The Company retired all debt outstanding under its line of credit and recognized interest expense primarily on capital leases and equipment notes payable, commitment fees and amortization of debt issuance costs.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated subsidiaries that are not wholly-owned. Minority interest as a percentage of net revenue increased to 2.3% in 2002 from 1.9% in 2001. This increase was the result of continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $22.3 million for the six months ended June 30, 2001 to $27.1 million for the six months ended June 30, 2002, an increase of $4.8 million or 21.3%. The increase was a result of pre-tax earnings increasing $12.8 million representing an increase of 22.0% over the 2001 period.

     Net Income. Net income increased from $36.1 million for the six months ended June 30, 2001 to $44.1 million for the six months ended June 30, 2002, an increase of $8.0 million or 22.3%. The increase was a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, and to finance working capital needs. At June 30, 2002, the Company’s working capital was $113.6 million, cash and cash equivalents were $40.2 million, and the Company’s ratio of current assets to current liabilities was approximately 1.9 to 1.

     Net cash provided by operating activities was $76.7 million for the six months ended June 30, 2002. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $51.4 million for the six months ended June 30, 2002. Cash used in investing activities consisted primarily of $30.3 million of purchases of property and equipment and $18.9 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was approximately $12.5 million for the six months ended June 30, 2002. Cash used in financing activities primarily reflects repurchases of Renal Care Group common stock of $22.2 million offset by a $2.9 million investment by a joint venture partner and $8.3 million in net proceeds from the issuance of common stock.

     As of June 30, 2002, the Company was a party to a Second Amendment to its First Amended and Restated Loan Agreement with a group of banks. Lender commitments under the amended loan agreement were $129.5 million. As of June 30, 2002, there was no amount outstanding under this agreement.

     Effective July 1, 2002, Renal Care Group entered into two credit agreements totaling $150.0 million with a group of banks consisting of a $100.0 million Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50.0 Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 2005 and the 364-day Facility has a final maturity of June 2003. The Multi-Year Facility replaced the Company’s First Amended and Restated Loan Agreement discussed above. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of either credit agreement may be used for any single acquisition without the consent of the lenders. Under the Multi-Year Facility, the Company may borrow up to $10.0 million in swingline loans for working capital purposes. These variable rate debt instruments carry a degree of interest rate risk. Specifically variable rate debt may result in higher costs to the Company if interest rates rise.

     Each of Renal Care Group’s wholly-owned subsidiaries has guaranteed all of Renal Care Group’s obligations under the loan agreements. Further, Renal Care Group’s obligations under the loan agreement, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of this commitment.

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

     Capital expenditures of approximately $60.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2002. The Company has made capital expenditures of approximately $30.3 million through June 30, 2002. The Company expects that remaining capital expenditures in 2002 will be funded with cash provided by operating activities and the Company’s existing credit facility. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan authorized by the Board of Directors in October 2000. In the fourth quarter of 2001, Renal Care Group began to repurchase shares of its common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In the first quarter of 2002, Renal Care Group repurchased 280,000 shares of common stock for approximately $8.3 million. In the second quarter of 2002, the Company repurchased 420,000 shares of common stock for approximately $13.9 million. In July 2002, the Company announced that its Board of Directors had approved an increase in the repurchase plan from $50.0 million to $100.0 million. Subsequent to June 30, 2002 and through August 9, 2002, the Company repurchased an additional 840,000 shares of common stock for approximately $25.4 million. Through August 9, 2002, the Company had repurchased an aggregate of approximately 1,640,000 shares under the plan, for a total of approximately $50.7 million. Management expects to continue to repurchase additional shares of common stock during the remainder of 2002, possibly using all of the remaining amount approved by the Board of Directors by the end of the year.

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

If Medicare or Medicaid Changes its Programs for Dialysis, Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 53% of our net revenue for 2000, 49% of our net revenue for 2001 and 50% of our net revenue for the six months ended June 30, 2002 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 2000, 6% of our net revenue for 2001 and 7% of our net revenue for the six months ended June 30, 2002 consisted of reimbursements from Medicaid or comparable state programs. Some of the states’ Medicaid programs reimburse us at rates higher than those paid by Medicare. Some of these programs have proposed reductions or have announced that they are considering reductions. Any action to reduce those higher Medicaid reimbursement rates would adversely affect our revenue and earnings. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

If Reimbursement for EPO Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 2000 and 25% of our net revenue for 2001 and 24% of our net revenue for the six months ended June 30, 2002. Most of our payments for EPO come from government programs. For the six months ended June 30, 2002, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

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

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, hospitals or managed care organizations reduce the rates they pay us or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 42% of our net revenue for 2000, 45% of our net revenue for 2001 and 43% of our net revenue for the six months ended June 30, 2002, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but typically lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which typically have lower rates for our services; or

•	the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

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

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Additional Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions, and these equity securities could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. On June 29, 2001, the Financial Accounting Standards Board approved rules that eliminate the pooling-of-interests accounting method. The elimination of the pooling-of-interests method resulted in the recording of goodwill for all acquisitions after June 30, 2001. Under these new rules goodwill and other intangible assets with indefinite lives are not amortized to expense; however, we are required to review all of these assets at regular intervals and to charge an appropriate amount to expense when impairment is identified. If we are required under these new rules to write off a significant portion of our goodwill or other intangible assets at one time, then there could be a material adverse impact on our stock price. Interest expense on additional debt incurred to fund our acquisitions may also reduce our profitability.

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

If Our Referring Physicians Stop Referring To Our Centers or Were Prohibited From Referring for Regulatory Reasons, Our Revenue and Earnings Would Decline

     Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who are also stockholders and serve as medical directors of our centers. If stock ownership or the medical director relationship were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians owning our stock or acting as medical directors could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician or another member of his or her practice serves as a medical director.

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is rapidly consolidating. There is a small number of large dialysis companies that compete to acquire outpatient dialysis centers and to develop relationships with referring physicians. Several of our competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are significantly larger than we are and have greater financial resources and more established operations. We cannot assure you that we will be able to compete effectively with any of our competitors.

If We Lose Any of Our Executive Officers, or Are Unable To Attract and Retain Qualified Management Personnel and Medical Directors, Our Ability To Run Our Business Could Be Adversely Affected, and Our Revenue and Earnings Could Decline

     We are dependent upon the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. The services of Mr. Brooks and these three Executive Vice Presidents would be difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled employees (including nurses), for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

If We Are Liable for Damages in Litigation, Our Insurance May Not be Sufficient to Cover Such Potential Damages

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. Eleven lawsuits had been filed against us as of June 30, 2002, and other suits could be brought in the future. While management believes Renal Care Group’s insurance should be adequate to cover these events, if we are found liable for damages in litigation stemming from these illnesses, our present insurance coverage may not be sufficient to cover such damages.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low of $30.10 per share to a high of $36.00 per share during the three months ended June 30, 2002. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As disclosed in Renal Care Group’s annual report on Form 10-K filed with the SEC on March 29, 2002, we are subject to a number of lawsuits arising out of events on August 30, 2000. On that day 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of Renal Care Group’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. There have been no material developments in these lawsuits in the quarter ended June 30, 2002.

     Additional suits arising out of these illnesses may be filed in the future. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 5, 2002, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes and with the following results:

1.	To elect Sam A. Brooks and Kenneth E. Johnson, Jr., M.D. as Class III Directors, each to serve for a term of three (3) years and until his successor is elected:

	FOR	ABSTAIN

Election of Sam A. Brooks	37,480,169	8,153,323

Election of Kenneth E. Johnson, Jr., M.D.	43,776,629	1,856,863

2.	To approve an amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) to increase the number of shares available for issuance thereunder:

FOR	AGAINST	ABSTAIN

39,143,567	6,340,519	149,406

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

	10.18.3	Second Amended and Restated Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.

	10.61	Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.

	99.1	Certification solely to comply with Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Form 8-K filed May 6, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC.

August 14, 2002	BY:	/s/ R. Dirk Allison R. Dirk Allison Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and Description of Exhibit

10.18.3	Second Amended and Restated Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A

10.61	Loan Agreement dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A

99.1	Certification solely to comply with Section 906 of the Sarbanes-Oxley Act of 2002