Form 10-Q
period 2002-09-30
RENAL CARE GROUP INC
filed 2002-11-12
CIK 920052

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes  ☒    No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 8, 2002

Common Stock, $0.01 par value	48,394,770

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets December 31, 2001 and September 30, 2002 (unaudited)	1
	Condensed Consolidated Income Statements — (unaudited) For the three months and nine months ended September 30, 2001 and 2002	2
	Condensed Consolidated Statements of Cash Flows — (unaudited) For the nine months ended September 30, 2001 and 2002	3
	Notes to Condensed Consolidated Financial Statements — (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9
	Risk Factors	14
Item 4.	Controls and Procedures	21
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	22

Note: Item 3 of Part I, and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	September 30,
	2001	2002

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,423	$39,802
Accounts receivable, net	127,056	142,474
Inventories	16,292	15,252
Prepaid expenses and other current assets	18,584	15,045
Income taxes receivable	7,058	—
Deferred income taxes	16,894	16,894

Total current assets	213,307	229,467
Property, plant and equipment, net	175,925	198,038
Goodwill	243,530	262,798
Intangible assets, net	10,365	11,691
Other assets	7,922	5,423

Total assets	$651,049	$707,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,198	$20,830
Income taxes payable	—	7,141
Current portion of long-term debt	726	123
Other current liabilities	80,336	97,622

Total current liabilities	109,260	125,716
Long-term debt, net of current portion	3,776	2,805
Deferred income taxes	12,728	12,728
Minority interest	15,034	27,850

Total liabilities	140,798	169,099

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 49,597 and 50,632 shares issued at December 31, 2001 and September 30, 2002, respectively	496	507
Treasury stock, 100 and 2,098 shares of common stock at December 31, 2001 and September 30, 2002, respectively	(3,059)	(65,755)
Additional paid-in capital	277,300	300,487
Retained earnings	235,514	303,079

Total stockholders’ equity	510,251	538,318

Total liabilities and stockholders’ equity	$651,049	$707,417

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net revenue	$193,149	$231,542	$551,382	$660,389
Operating costs and expenses:
Patient care costs	125,020	151,722	357,166	432,184
General and administrative expenses	16,430	19,686	47,222	56,033
Provision for doubtful accounts	5,215	6,008	14,885	17,228
Depreciation and amortization	9,997	10,402	28,121	29,697

Total operating costs and expenses	156,662	187,818	447,394	535,142

Income from operations	36,487	43,724	103,988	125,247
Interest expense, net	198	569	2,470	880

Income before minority interest and income taxes	36,289	43,155	101,518	124,367
Minority interest	4,104	5,364	10,956	15,381

Income before income taxes	32,185	37,791	90,562	108,986
Provision for income taxes	12,288	14,361	34,591	41,421

Net income	$19,897	$23,430	$55,971	67,565

Net income per share:
Basic	$0.41	$0.48	$1.17	$1.37

Diluted	$0.39	$0.46	$1.12	$1.32

Weighted average shares outstanding:
Basic	48,518	48,672	47,791	49,190

Diluted	50,904	50,518	50,187	51,036

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2002

OPERATING ACTIVITIES
Net income	$55,971	$67,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,121	29,697
Distributions to minority shareholders	(9,552)	(5,461)
Income applicable to minority interest	10,956	15,381
Changes in operating assets and liabilities net of effects from acquisitions	13,685	20,183

Net cash provided by operating activities	99,181	127,365
INVESTING ACTIVITIES
Purchases of property and equipment	(44,083)	(49,413)
Cash paid for acquisitions, net of cash acquired	(21,403)	(19,904)
Change in other assets	3,355	(843)

Net cash used in investing activities	(62,131)	(70,160)
FINANCING ACTIVITIES
Net payments of debt	(51,285)	(1,574)
Net proceeds from issuance of common stock	23,992	16,548
Investment by joint venture partner	—	2,896
Repurchase of treasury shares	—	(62,696)

Net cash used in financing activities	(27,293)	(44,826)

Increase in cash and cash equivalents	9,757	12,379
Cash and cash equivalents, at beginning of period	29,902	27,423

Cash and cash equivalents, at end of period	$39,659	$39,802

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
(Dollar amounts in thousands, except per share data)
(unaudited)

1.   Basis of Presentation

Overview

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of September 30, 2002, the Company provided dialysis and ancillary services to nearly 20,000 patients through 260 outpatient dialysis centers in 26 states, in addition to providing acute dialysis services in more than 120 hospitals.

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

     Patients with end-stage renal disease typically receive three dialysis treatments each week, with reimbursement for services provided primarily by the Medicare ESRD program based on rates established by Congress or the Centers for Medicare & Medicaid Services (CMS). For the nine months ended September 30, 2002, approximately 58% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Effective January 1, 2001, Congress increased the Medicare composite rate by 1.2%. An additional increase of 1.2% took effect April 1, 2001. The April 1, 2001 increase included an adjustment factor that made that 1.2% increase effective for all of 2001. Accordingly, the net result of the 1.2% increases on January 1, 2001 and April 1, 2001, plus the April adjustment factor, was an effective increase of 2.4% for calendar year 2001. Neither Congress nor CMS approved an increase in the composite rate for 2002. Although a Medicare spending bill has not been approved as of the date of this quarterly report, neither Congress nor CMS has approved an increase in the Medicare composite rate for 2003, and management believes that the likelihood that Congress or CMS will approve an increase in the dialysis composite rate for 2003 is no better than 50% as of the date of this quarterly report.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. Certain other services, laboratory tests, and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients.

     For patients with private health insurance, dialysis is typically reimbursed at rates significantly higher than Medicare during the first 30 months of treatment. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and generally is higher than the Medicare composite rate on a per treatment equivalent basis. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. This increase will not affect Renal Care Group’s results of operations in 2002 because Renal Care Group’s contract with Amgen included price protection for all of 2002. The Company is currently engaged in negotiations with Amgen concerning its contract for 2003. Renal Care Group and Amgen have agreed in principle that the Company’s current pricing formula will remain in effect for 2003. As a result, the Company believes, although it can give no assurances, that it will be able to mitigate a substantial portion of the 2002 price increase in 2003. This agreement in principle is conditioned on negotiating and finalizing a written amendment to the contract between the Company and Amgen.

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

2.   Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the results of operations as previously reported.

3.  Goodwill and Intangible Assets

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets and for goodwill and other intangible assets subsequent to the acquisition. This accounting standard requires that goodwill be disclosed separately from other intangible assets in the balance sheet and that goodwill no longer be amortized; instead, goodwill will be tested for impairment on a periodic basis. The provisions of this accounting standard required the Company to complete a transitional impairment test within six months of the Company’s adoption of this standard, with any identified impairments treated as a cumulative effect of a change in accounting principle. The Company has completed its transitional impairment test, and it has identified no impairments.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Reported net income	$19,897	$23,430	$55,971	$67,565
Add: goodwill amortization, net of tax	1,031	—	2,925	—

Pro forma adjusted net income	$20,928	$23,430	$58,896	$67,565

Reported basic earnings per share	$0.41	$0.48	$1.17	$1.37
Add: goodwill amortization, net of tax	0.02	—	0.06	—

Pro forma adjusted basic earnings per share	$0.43	$0.48	$1.23	$1.37

Reported diluted earnings per share	$0.39	$0.46	$1.12	$1.32
Add: goodwill amortization, net of tax	0.02	—	0.05	—

Pro forma adjusted diluted earnings per share	$0.41	$0.46	$1.17	$1.32

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Balance as of December 31, 2001	$243,530
Goodwill acquired during the period	19,268

Balance as of September 30, 2002	$262,798

     The Company’s separately identifiable intangible assets, which consist of noncompete agreements and acute dialysis services agreements, are as follows:

	December 31,	September 30,
	2001	2002

Carrying amount	$16,090	$18,757
Accumulated amortization	(5,725)	(7,066)

Net	$10,365	$11,691

     Separately identifiable intangible assets are being amortized over their useful lives, ranging from four to ten years. Amortization expense for the nine months ended September 30, 2002 was approximately $1,341. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ending December 31,	Amount

2002	$2,010
2003	2,139
2004	2,139
2005	2,122
2006	2,067

     4.  Earnings Per Share (in thousands, except per share data)

     The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Numerator:
Numerator for basic and diluted income per share	$19,897	$23,430	$55,971	$67,565
Denominator:
Denominator for basic net income per share – weighted-average shares	48,518	48,672	47,791	49,190
Effect of dilutive securities:
Stock options	1,966	1,749	1,980	1,749
Warrants	420	97	416	97

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	50,904	50,518	50,187	51,036

Net income per share:
Basic	$0.41	$0.48	$1.17	$1.37

Diluted	$0.39	$0.46	$1.12	$1.32

5.  Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, the Company was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and, as of September 30, 2002, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors that installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operation.

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

6.  Recent Accounting Pronouncements

     On June 30, 2001, the Company adopted SFAS No. 141, Business Combinations, which eliminated the pooling-of-interests method of accounting for all business combinations initiated after June 30, 2001 and addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

     As discussed in detail in Note 3, the Company adopted SFAS No. 142 on January 1, 2002.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not have an effect on the Company’s results of operations in the nine months ended September 30, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2002

     Net Revenue. Net revenue increased from $193.1 million for the three months ended September 30, 2001 to $231.5 million for the three months ended September 30, 2002, an increase of $38.4 million, or 19.9%. This increase resulted primarily from a 14.5% increase in the number of treatments performed by Renal Care Group from approximately 675,000 in the 2001 period to approximately 773,000 in the 2002 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.9% increase in same-market treatments for 2002 over 2001. In addition, average net revenue per dialysis treatment increased 5.7% from $282 in 2001 to $298 in 2002. The increase in revenue per treatment was largely due to a rate increase to private payors that Renal Care Group implemented in the fourth quarter of 2001 and an increase in utilization of certain ancillary drugs.

     For convenience, the Company has historically referred to internal growth in its existing markets, as opposed to growth through acquisition or development activities in new markets, as “same-center” growth. This “same-center” growth has included increases in the number of new patients in existing dialysis centers as well as net new patients added when the Company opened a new dialysis center in an existing market. To describe this internal market growth more accurately, Renal Care Group will now use the term “same-market” growth instead of “same-center” growth.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $125.0 million for the three months ended September 30, 2001, to $151.7 million for the three months ended September 30, 2002, an increase of 21.4%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.7% in the 2001 period to 65.5% in the 2002 period. Patient care costs per treatment increased 5.9% from $185 in the 2001 period to $196 in the 2002 period. These increases were due to increases in the price of EPO, increased labor costs to address wage pressures in many of the Company’s markets, increases in the cost of insurance, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer. Management believes that the Company will continue to face increases in the cost of EPO, insurance and labor in the remainder of 2002 and throughout 2003. Management believes that the cost of the drug Heparin will return to historic levels over the next two quarters as production of the drug returns to normal levels.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $16.4 million for the three months ended September 30, 2001 to $19.7 million for the three months ended September 30, 2002, an increase of 19.8%. General and administrative expenses as a percentage of net revenue remained consistent at 8.5% in the 2001 and 2002 periods.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Based on the results of management’s estimated net collectibility of accounts receivable adjustments to the allowance for doubtful accounts are recorded as necessary. The provision for doubtful accounts increased from $5.2 million for the three months ended September 30, 2001 to $6.0 million for the three months ended September 30, 2002, an increase of approximately $793,000, or 15.2%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2001 to 2.6 % in 2002.

     Depreciation and Amortization. Depreciation and amortization increased from $10.0 million for the three months ended September 30, 2001 to $10.4 million for the three months ended September 30, 2002, an increase of 4.1%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.2% in the 2001 period to 4.5% in the 2002 period, primarily as a result of the implementation of SFAS No. 142, under which the Company stopped amortizing goodwill effective January 1, 2002.

     Income from Operations. Income from operations increased from $36.5 million for the three months ended September 30, 2001 to $43.7 million for the three months ended September 30, 2002, an increase of 19.8%. Income from operations as a percentage of net revenue remained consistent at 18.9% in the 2001 and 2002 periods.

     Interest Expense, Net. Interest expense increased from approximately $198,000 for the three months ended September 30, 2001 to approximately $569,000 for the three months ended September 30, 2002, an increase of 187.4%. This increase was principally the result of expensing some loan origination costs associated with the Company’s line of credit, which was substantially amended in the quarter, and borrowings made and repaid during the three months ended September 30, 2002 to fund repurchases of Company common stock.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned. Minority interest as a percentage of net revenue increased to 2.3% in the 2002 period from 2.1% in the 2001 period. This increase was the result of continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $12.3 million for the three months ended September 30, 2001 to $14.4 million for the three months ended September 30, 2002, an increase of $2.1 million or 16.9%. The increase is a result of pre-tax earnings increasing by approximately 17.4%. The effective tax rate of the Company decreased slightly from 38.2% in the 2001 period to 38.0% in the 2002 period. This decrease was primarily the result of the implementation of SFAS No. 142.

     Net Income. Net income increased from $19.9 million for the three months ended September 30, 2001 to $23.4 million for the three months ended September 30, 2002, an increase of $3.5 million or 17.8%. The increase is a result of the items discussed above.

Results of Operations

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2002

     Net revenue. Net revenue increased from $551.4 million for the nine months ended September 30, 2001 to $660.4 million for the nine months ended September 30, 2002, an increase of $109.0 million, or 19.8%. This increase resulted primarily from a 12.7% increase in the number of treatments from approximately 2.0 million in the 2001 period to approximately 2.2 million in the 2002 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.8% increase in same-market treatments for the 2001 period over the 2002 period. In addition, average net revenue per dialysis treatment increased 6.9% from $275 in the 2001 period to $294 in the 2002 period. The increase in revenue per treatment was due in part to the implementation of the 2001 Medicare composite rate increase and an increase in the utilization of certain ancillary drugs. Renal Care Group also implemented a rate increase to private payors in the fourth quarter of 2001.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $357.2 million for the nine months ended September 30, 2001, to $432.2 million for the nine months ended September 30, 2002, an increase of 21.0%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in the 2001 period to 65.4% in the 2002 period. Patient care costs per treatment increased 7.2% from $181 in the 2001 period to $194 in the 2002 period. These increases were due to the 2001 EPO price increase, increased labor costs to address wage pressures in many of the Company’s markets, increases in the cost of insurance, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer. Management believes that the Company will continue to face increases in the cost of EPO, insurance and labor in the remainder of 2002 and throughout 2003. Management believes that the cost of the drug Heparin will return to historic levels over the next two quarters as production of the drug returns to normal levels.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and facility costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $47.2 million for the nine months ended September 30, 2001 to $56.0 million for the nine months ended September 30, 2002, an increase of 18.7%. General and administrative expenses as a percentage of revenue decreased slightly from 8.6% in the 2001 period to 8.5% in the 2002 period.

     Provision for Doubtful Accounts. The provision for doubtful accounts is determined as a function of payor mix, billing practices, and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $14.9 million for the nine months ended September 30, 2001 to $17.2 million for the nine months ended September 30, 2002, an increase of $2.3 million, or 15.7%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in the 2001 period to 2.6% in the 2002 period.

     Depreciation and Amortization. Depreciation and amortization increased from $28.1 million for the nine months ended September 30, 2001 to $29.7 million for the nine months ended September 30, 2002, an increase of $1.6 million, or 5.6%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.1% in the 2001 period to 4.5% in the 2002 period, primarily as a result of the implementation of SFAS No. 142, under which the Company stopped amortizing goodwill effective January 1, 2002.

     Income from Operations. Income from operations increased from $104.0 million for the nine months ended September 30, 2001 to $125.2 million for the nine months ended September 30, 2002, an increase of $21.3 million, or 20.4%. Income from operations as a percentage of net revenue increased slightly from 18.9% in the 2001 period to 19.0% in the 2002 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $2.5 million for the nine months ended September 30, 2001 to approximately $880,000 for the nine months ended September 30, 2002. The decrease was the result of lower average borrowings during 2002. The Company had generally retired all debt outstanding under its credit facilities, and has recognized interest expense in 2002 primarily on short-term borrowings to fund repurchases of Renal Care Group common stock, capital leases and equipment notes payable, commitment fees and amortization of debt issuance costs. In addition, in 2002 the Company expensed some loan origination costs associated with its line of credit, which was substantially amended in the quarter ended September 30, 2002.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated subsidiaries that are not wholly-owned. Minority interest as a percentage of net revenue increased to 2.3% in 2002 from 2.0% in 2001. This increase was the result of the continued operational improvements in Renal Care Group’s joint ventures, primarily those in Ohio, Washington and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $34.6 million for the nine months ended September 30, 2001 to $41.4 million for the nine months ended September 30, 2002, an increase of $6.8 million or 19.7%. The increase is a result of pre-tax earnings increasing $18.4 million, representing an increase of 20.3% over the 2001 period.

     Net Income. Net income increased from $56.0 million for the nine months ended September 30, 2001 to $67.6 million for the nine months ended September 30, 2002, an increase of $11.6 million or 20.7%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of its common stock and to finance working capital needs. At September 30, 2002, the Company’s working capital was $103.8 million, cash and cash equivalents were $39.8 million, and the Company’s current ratio was approximately 1.8 to 1.

     Net cash provided by operating activities was $127.4 million for the nine months ended September 30, 2002. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $70.2 million for the nine months ended September 30, 2002. Cash used in investing activities consisted primarily of $49.4 million of purchases of property and equipment and $19.9 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was approximately $44.8 million for the nine months ended September 30, 2002. Cash used in financing activities primarily reflects repurchases of Renal Care Group common stock of $62.7 million offset by a $2.9 million investment by a joint venture partner and $16.5 million in net proceeds from the issuance of common stock as stock options were exercised.

     Effective July 1, 2002, Renal Care Group entered into two credit agreements with a group of banks totaling $150.0 million consisting of a $100.0 million Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50.0 Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 1, 2005 and the 364-day Facility has a final maturity of June 30, 2003. The Multi-Year Facility replaced the Company’s First Amended and Restated Loan Agreement. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of either credit agreement may be used for any single acquisition without the consent of the lenders. Under the Multi-Year Facility, the Company may borrow up to $10.0 million in swingline loans for working capital purposes. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

     A significant component of Renal Care Group’s growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under existing credit facilities, will be sufficient to meet Renal Care Group’s acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that any additional financing, if required, will be available on terms acceptable to Renal Care Group.

     Capital expenditures of approximately $65.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities, are planned in 2002. The Company has made capital expenditures of approximately $49.4 million through September 30, 2002. The Company expects that remaining capital expenditures in 2002 will be funded with cash provided by operating activities and the Company’s existing credit facilities. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In the fourth quarter of 2001, Renal Care Group began repurchasing shares of its common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In the first and second quarters of 2002, Renal Care Group repurchased 700,000 shares of common stock for approximately $22.2 million. In July 2002, the Company announced that its Board of Directors had approved an increase in the repurchase plan from $50.0 million to $100.0 million. In the third quarter of 2002, the Company repurchased 1.3 million shares of common stock for approximately $40.4 million. Subsequent to September 30, 2002 and through November 8, 2002, therefore, the Company repurchased an additional 354,000 shares of common stock for approximately $11.4 million. Through November 8, 2002, the Company had repurchased an aggregate of 2,454,000 shares under the plan, for a total of approximately $77.1 million. Management expects to continue to repurchase additional shares of common stock during the remainder of 2002, possibly using all of the remaining amount approved by the Board of Directors by the end of the year.

Critical Accounting Policies

     On December 12, 2001, the Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with FR-60, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, and impairment of long-lived assets and long-lived assets to be disposed of. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degree of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the annual report on Form 10-K, as filed with the SEC on March 29, 2002.

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

     If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services, then our revenue and earnings may decline. We estimate that approximately 53% of our net revenue for 2000, 49% of our net revenue for 2001 and 51% of our net revenue for the nine months ended September 30, 2002 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 2000, 6% of our net revenue for 2001 and 7% of our net revenue for the nine months ended September 30, 2002 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and the Centers for Medicare & Medicaid Services, or CMS, have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs for which we bill outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

     In addition, the Medicaid programs in some of the states in which we operate reimburse us at rates higher than those paid by Medicare. Some of these state programs have approved reductions in reimbursement, proposed reductions or have announced that they are considering reductions. Any action to reduce those higher Medicaid reimbursement rates would adversely affect our revenue and earnings.

If Reimbursement for Epogen Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 2000, 25% of our net revenue for 2001 and 23% of our net revenue for the nine months ended September 30, 2002. Most of our payments for EPO come from government programs. For the nine months ended September 30, 2002, Medicare and Medicaid reimbursement represented approximately 58% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

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

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, hospitals or managed care organizations reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 42% of our net revenue for 2000, 45% of our net revenue for 2001 and 42% of our net revenue for the nine months ended September 30, 2002 were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Additionally, payments we receive from managed care organizations are at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

If Our Referring Physicians Stop Referring To Our Centers or Were Prohibited From Referring for Regulatory Reasons, Then Our Revenue and Earnings Would Decline

     Our dialysis centers depend on referrals from local nephrologists. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more referring physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of referring physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders. If the medical director relationship or stock ownership were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians acting as medical directors or owning our stock could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as a medical director.

If Our Business Is Alleged or Found To Violate Heath Care or Other Applicable Laws, Then Our Revenue and Earnings Could Decrease

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, Then We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire smaller providers. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Two of our major competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are significantly larger than we are and have greater financial resources and more established operations. We cannot assure you that we will be able to compete effectively with any of our competitors.

If We Lose Any of Our Executive Officers, or Are Unable To Attract and Retain Qualified Nurses and Medical Directors, Then Our Ability To Run Our Business Could Be Adversely Affected, and Our Revenue and Earnings Could Decline

     We depend on the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. The services of Mr. Brooks and these three Executive Vice Presidents would be very difficult to replace. We do not carry key-man life insurance on any of our officers. Further, our growth will depend in part upon our ability to attract and retain skilled nurses to provide services in our facilities, for whom competition is intense. We also believe that our future success will depend on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

If We are Unable to Make Acquisitions in the Future, Then Our Rate of Growth Will Slow

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that most acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own approximately 65% of the total number of outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on additional debt incurred to fund our acquisitions may significantly reduce our profitability. On June 29, 2001, the Financial Accounting Standards Board approved rules that eliminate the pooling-of-interests accounting method. The elimination of the pooling-of-interests method results in recording goodwill for all acquisitions after June 30, 2001. Under these new rules goodwill and other intangible assets with indefinite lives are not amortized to expense; however, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when impairment is identified. If impairment is identified and we are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

If We Fail to Integrate Acquired Companies, Then We Will Be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation in February 1996. We have completed some of our acquisitions as recently as June 2002. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

If Acquired Businesses Have Unknown Liabilities, Then We Could Be Exposed to Liabilities That Could Harm Our Business and Profitability

     Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify practices that may give rise to unknown or contingent liabilities and conform them to our standards after the acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from the sellers of businesses we buy, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

If Our Costs of Insurance and Claims Increase, Then Our Earnings Could Decrease

     Renal Care Group currently maintains a program of general and professional liability insurance as well as directors’ and officers’ insurance with significant deductible amounts on each claim. We have accepted higher deductibles in each of the last several years to offset in part increases in premiums for the program. However, the deductibles and premiums increased substantially in 2002, and management believes they are likely to increase again in 2003. Our earnings could be materially and adversely affected by any of the following:

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.

If Our Board of Directors Does Not Approve an Acquisition or Change in Control of Renal Care Group, Then Our Shareholders May Not Realize the Full Value of Their Stock

     Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover may be in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors prior to pursuing the transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

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

Our Stock Price Is Volatile and, as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low of $27.72 per share to a high of $33.65 per share during the three months ended September 30, 2002. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Forward Looking Statements

     Some of the information in this quarterly report on Form 10-Q represents forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The chief executive officer and chief financial officer of the Company have evaluated Renal Care Group’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), within 90 days prior to the filing of this quarterly report and concluded, as of the date of that evaluation, that Renal Care Group maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in Renal Care Group’s reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date last evaluated.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As disclosed in Renal Care Group’s annual report on Form 10-K filed with the SEC on March 29, 2002, we are subject to a number of lawsuits arising out of events on August 30, 2000. On that day 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of Renal Care Group’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. There have been no material developments in these lawsuits in the quarter ended September 30, 2002. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:
	10.62	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan.
	10.63	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors.
(b)	Reports on Form 8-K:
None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC.

November 12, 2002	BY:	/s/ R. Dirk Allison

R. Dirk Allison Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

CERTIFICATION

I, SAM A. BROOKS, CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF RENAL CARE GROUP, INC., CERTIFY THAT:

     1.     I have reviewed this quarterly report on Form 10-Q of Renal Care Group, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Sam A. Brooks Sam A. Brooks Chairman, President and Chief Executive Officer

CERTIFICATION

I, R. DIRK ALLISON, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF RENAL CARE GROUP, INC., CERTIFY THAT:

     1.     I have reviewed this quarterly report on Form 10-Q of Renal Care Group, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ R. Dirk Allison R. Dirk Allison Executive Vice President and Chief Financial Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and
Description of Exhibit

10.62	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan.
10.63	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors.