Form 10-K
period 2002-12-31
RENAL CARE GROUP INC
filed 2003-03-18
CIK 920052

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 0-27640

RENAL CARE GROUP, INC.

(Exact Name of Company as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	62-1622383 (I.R.S. Employer Identification No.)

2525 West End Avenue, Suite 600
Nashville, Tennessee 37203
(Address, Including Zip Code, of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (615) 345-5500

Securities Registered Pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(G) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Company was $1,507,283,864 as of June 28, 2002, based upon the closing price of such stock as reported on the New York Stock Exchange (“New York Stock Exchange”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates), the last business day of the registrant’s most recently completed second fiscal quarter. There were 48,185,928 shares of common stock, $0.01 par value, issued and outstanding at March 11, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

PART I
PART II
PART III
PART IV
REPORT OF INDEPENDENT AUDITORS
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
DIALYSIS CENTER MANAGEMENT AGREEMENT
RENAL CARE GROUP & AMGEN AGREEMENT
MEDICAL DIRECTOR SERVICES AGREEMENT 07/11/02
MEDICAL DIRECTOR SERVICES AGREEMENT 05/01/02
A#1 TO MEDICAL SERVICES AGREEMENT 05/01/02
LIST OF SUBSIDIARIES
CONSENT OF ERNST & YOUNG LLP

PART I

FORWARD LOOKING STATEMENTS

     Some of the information in this annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In many instances you can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read these statements carefully for the following reasons:

• the statements discuss our future expectations;

• the statements contain projections of our future earnings or of our financial condition; and

• the statements state other “forward-looking” information.

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we cannot accurately predict or over which we have no control. The risk factors discussed on pages 18 to 24 of this annual report, as well as any cautionary language in or incorporated by reference into this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to “incorporate by reference” the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the risk factors, elsewhere in or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the risk factors or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

Item 1. Business

GENERAL

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of December 31, 2002, Renal Care Group provided dialysis and ancillary services to approximately 20,500 patients through 268 outpatient dialysis centers in 27 states, in addition to providing acute dialysis services to approximately 120 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2002, there were 558 nephrologists with privileges to practice at one or more of the Company’s outpatient dialysis centers.

     In Renal Care Group’s dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Centers for Medicare & Medicaid Services (CMS), there were more than 4,000 facilities providing outpatient dialysis services in the United States at the end of 2001. In the past, many outpatient dialysis facilities were owned by practicing nephrologists and comprised an integral component of their practice, because of the critical role that dialysis plays in the treatment of ESRD patients. The dialysis services industry has been consolidating since before the Company was formed. As a result, Renal Care Group believes that approximately 65% of outpatient dialysis centers are now owned by multi-center dialysis companies, approximately 17% are owned by independent physicians, small chains and other small operators, and approximately 18% are hospital-based centers.

     Renal Care Group is a Delaware corporation; its principal executive offices are located at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203; and its telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

End-Stage Renal Disease

     ESRD is a state of advanced kidney failure. ESRD is irreversible and, without a kidney transplant, ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients require either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 1998, dialysis was the primary treatment for approximately 71% of all ESRD patients in the United States, and the remaining 29% of ESRD patients had a functioning kidney transplant.

     According to the United States Renal Data System, the total direct medical payments for ESRD exceeded $17.8 billion during 1999. Of the total direct medical payments for ESRD, approximately $12.6 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD regardless of their age or financial circumstances, if they are eligible for Social Security.

     According to CMS data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 273,000 in 2000. Based on data from the United States Renal Data System, the ESRD incidence rate among Medicare-eligible patients was approximately 315 patients per million in 1999 as compared to 111 patients per million in 1984.

     Based on these trends, United States Renal Data System forecasts indicate that the total number of ESRD patients, including those with functioning transplants, will grow from approximately 343,000 in 2000 to 661,000 in 2010. The growth in the number of ESRD patients results principally from the aging of the population along with better treatment of, and better survival rates for, diabetes and other illnesses that lead to chronic kidney disease, reduced somewhat by declines in incidence among patients with high blood pressure as a result of better treatments for high blood pressure. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease

     Currently, there are three treatment options for patients with ESRD:

• hemodialysis performed in a hospital setting, an outpatient facility or a patient’s home,

• peritoneal dialysis, which is generally performed in the patient’s home, and

• kidney transplant surgery.

     According to CMS data, in 1998 approximately 90% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 10% received hemodialysis or peritoneal dialysis in their homes.

     Hemodialysis is the most common form of ESRD treatment. It is generally performed either in a freestanding center or in a hospital. The process of hemodialysis uses a dialyzer, essentially an artificial kidney, to remove certain toxins, fluid and chemicals from the patient’s blood and another device that controls external blood flow and monitors the patient’s vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the patient’s blood cross the membrane into the dialysis fluid. Hemodialysis usually takes about four hours and is usually administered three times per week for the life of the patient or until the patient receives a transplant.

     Peritoneal dialysis is typically performed by the patient at home and uses the patient’s abdominal cavity to eliminate fluids and toxins in the patient’s blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis are the most common. Under each method, the patient’s blood is circulated across the peritoneal membrane into the dialysis solution, which removes toxins and excess fluid from the patient’s blood. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient dialysis center or by a visit by the patient to a dialysis center.

     Kidney transplants, when successful, are the most desirable form of therapy for ESRD patients. However, there is a shortage of suitable donors that severely limits the availability of this procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants each year.

Nephrology Practice

     Caring for ESRD patients is typically the primary clinical activity of a physician specializing in nephrology (a nephrologist). Other clinical activities of a nephrologist include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist typically assumes the role of primary care physician for the ESRD patient. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. A nephrology group’s practice often covers a relatively large geographic service area. Outside metropolitan areas, a large geographic area may be served by only one nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the clinical outcomes of kidney transplant patients.

OPERATIONS

Location, Capacity and Use of Facilities

     As of December 31, 2002, Renal Care Group operated 268 outpatient dialysis centers in 27 states with 4,651 certified dialysis stations and provided inpatient dialysis services to approximately 120 acute care hospitals. During 2002, Renal Care Group provided 3,019,675 hemodialysis treatments. Renal Care Group estimates that on average its centers were operating at approximately 60% of capacity as of December 31, 2002, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.

Operation of Facilities

     Renal Care Group’s dialysis centers provide outpatient hemodialysis and related services to ESRD patients. Renal Care Group’s centers use technologically advanced dialysis equipment to provide effective and efficient dialysis. The Company’s centers generally contain between 10 and 30 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of Renal Care Group’s centers are adjacent to areas used for training patients in home dialysis.

     For each of Renal Care Group’s dialysis centers to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for the center and must supervise medical aspects of the center’s operations. An administrator or manager manages each center. The administrator or manager is typically a registered nurse who is responsible for the day-to-day operations of the center and oversight of the staff. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. Renal Care Group works to staff each center in a manner that allows the scheduling of personnel to be adjusted according to the number of patients receiving treatments.

Home Dialysis

     All of Renal Care Group’s markets offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2002, about 11% of Renal Care Group’s patients received home dialysis. In its home dialysis services Renal Care Group provides equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. The Company believes that home dialysis is important to providing a full range of dialysis care and continues to work to expand its home dialysis program.

Inpatient Care

     Renal Care Group also provides inpatient dialysis services to hospitals in most of its markets. As of December 31, 2002, Renal Care Group provided inpatient services to approximately 120 hospitals. Under these arrangements, Renal Care Group typically provides equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with a hospital’s inpatient services. These inpatient dialysis services are typically required for patients with acute renal failure resulting from accidents, medical and surgical complications, for patients in the early stage of renal failure and for ESRD patients who need to be in the hospital for other reasons. Most of Renal Care Group’s hospital contracts specify predetermined fees per dialysis treatment. The Company believes that these fees will be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

University Division

     Renal Care Group currently manages the dialysis programs at Vanderbilt University Medical Center and is the owner or managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, Oregon Health Sciences University, the University of Louisville, Froedtert Hospital (a hospital affiliated with Medical College of Wisconsin), Northwestern Memorial Hospital of Chicago, Elmhurst Memorial Hospital and the University of Colorado. Renal Care Group expects these affiliations will expand its patient base and provide opportunities for the development of new centers. Renal Care Group also expects these affiliations to provide access to outcomes research and trained nephrologists who may become medical directors at Renal Care Group’s centers or who may join the practices of current medical directors and attending physicians.

Nephrologists

     A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has privileges to admit patients. Consequently, the Company relies on its ability to satisfy the needs of patients of local nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2002, there were 558 nephrologists with privileges to practice at the Company’s outpatient dialysis centers.

Medical Directors

     To satisfy the requirements of the Medicare ESRD program, Renal Care Group must engage a medical director for each of its facilities. The Company generally engages practicing, board-certified or board-eligible nephrologists to serve as medical directors for its centers. The medical director is an independent contractor and provides services under an agreement with the Company. Medical directors are responsible for administering and monitoring the Company’s patient care policies, including patient education, administration of dialysis treatment, development and training programs, and assessment of all patients. Medical directors play an important role in quality assurance activities and in coordinating the delivery of care to maintain dialysis patients’ general level of health and to avoid medical complications that might require hospitalization.

     Renal Care Group’s typical medical director agreement has a term of between five and ten years with renewal options. Renal Care Group pays medical directors fees that are consistent with the fair market value of the required services. These medical director fees are the result of arms-length negotiations. Most of the Company’s medical director agreements also include non-competition clauses with specific limitations on the medical director’s ability to compete with Renal Care Group by owning or providing medical director services for another dialysis facility for certain specified periods of time and in specified geographic areas.

Ancillary Services

     Renal Care Group provides a variety of ancillary services to treat its patients. The most significant ancillary service is the administration of erythropoietin (also known as Epogen® or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. It is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. EPO is manufactured by a single supplier, Amgen Inc., and there are no substitute products available to dialysis providers in the United States. Renal Care Group, through its RenaLab subsidiary, provides clinical laboratory services for its dialysis operations. Other ancillary services offered by Renal Care Group, depending on medical appropriateness, include the administration of other drugs, tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient’s nerves, Doppler flow testing for the effectiveness of the patient’s vascular access for dialysis, and blood transfusions.

QUALITY ASSURANCE

     Integral to Renal Care Group’s operating philosophy is the belief that providing quality care is in the best interest not only of patients but also of Renal Care Group’s shareholders. Better patient care results in improved mortality and morbidity and a greater number of treatments, as patients’ life spans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, Renal Care Group maintains a quality assurance program. Renal Care Group establishes, maintains and monitors quality criteria for its clinical operations and monitors patient outcomes in all of its centers.

Medical Advisory Board

     Renal Care Group’s Medical Advisory Board oversees the review of patient outcomes and development and communication of clinical protocols. The Medical Advisory Board is chaired by Raymond Hakim, M.D., Ph.D., the Company’s Chief Medical Officer, and is composed of 12 nephrologists who are medical directors of one or more of the Company’s centers. The Medical Advisory Board is responsible for establishing, implementing and monitoring the Company’s quality assurance policies and procedures and for reviewing and recommending protocols, policies and procedures for clinical treatment. The Medical Advisory Board also works to identify deficiencies in treatment practices and to evaluate technological changes. The Medical Advisory Board’s ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical management model that will assist the Company in continuously improving the care to its patients, with the goal of providing optimal care to all patients.

Quality Criteria

     Continuous quality improvement is Renal Care Group’s primary clinical objective. Working to achieve this objective, Renal Care Group regularly evaluates dialysis treatments and patients’ key physiological parameters. The Company’s Quality Assurance Coordinator is a registered nurse who oversees Renal Care Group’s quality assurance program. In addition, each center has a quality assurance committee that typically includes the medical director, the center administrator, nurses and other technical personnel. These committees monitor the quality of care in the centers and oversee compliance with applicable regulations.

Outcomes Data

     Renal Care Group believes that an important factor in managing ESRD successfully is the development and implementation of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, Renal Care Group maintains a broad database of treatment-specific patient outcomes information. The Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in the Company’s centers. Renal Care Group makes these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while working to control the cost of care. The Company believes that the implementation of such clinical pathways will assist in improving the overall quality, while resulting in operating efficiencies at its dialysis centers.

CORPORATE COMPLIANCE PROGRAM

     Renal Care Group has developed and maintains a company-wide corporate compliance program as part of its commitment to comply fully with all laws and regulations applicable to its business and to maintain high standards of conduct by Renal Care Group’s associates. A purpose of the program is to heighten associates’ and affiliated professionals’ awareness of the importance of complying with all applicable laws and regulations in an increasingly complicated regulatory environment and to take steps promptly to identify and resolve instances of non-compliance.

     The compliance program has been approved by Renal Care Group’s Board of Directors. It addresses general compliance issues and areas of particular sensitivity. Among the areas of particular sensitivity covered by the compliance program are health care fraud and abuse issues, financial reporting, conflicts of interest and antitrust. As part of the program Renal Care Group has published a code of conduct setting forth standards of conduct and principles of business ethics to be followed by the Company and each employee and affiliated professional. The code of conduct is regularly reviewed and updated. A Compliance Committee comprised of officers and senior managers of Renal Care Group and a full-time Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer are authorized to report compliance issues directly to the Audit and Compliance Committee of the Company’s Board of Directors.

     Renal Care Group also maintains a compliance program specific to RenaLab, its laboratory subsidiary. This program mandates laboratory-specific compliance standards, policies and procedures. The laboratory compliance program is administered by a laboratory compliance committee, composed of officers and senior managers of Renal Care Group and RenaLab. This committee includes the Renal Care Group Compliance Officer and a part-time RenaLab Compliance Officer. This committee and the RenaLab Compliance Officer are authorized to report compliance issues directly to the RenaLab Board of Directors and to the Audit and Compliance Committee of Renal Care Group’s Board of Directors.

REIMBURSEMENT

Sources of Net Patient Revenue

     The following table sets forth information regarding the sources of Renal Care Group’s net patient revenue:

	Year Ended December 31,

	2000	2001	2002

Medicare	53%	49%	50%
Medicaid	5	6	7
Commercial and other payors	36	40	38
Hospital inpatient dialysis services	6	5	5

Total	100%	100%	100%

Medicare

     The Social Security Act provides that most U.S. citizens and resident aliens with ESRD are entitled to Medicare coverage. If a physician finds that an eligible person has ESRD, then he or she will be entitled to Medicare coverage (1) beginning the third month after the month in which a regular course of dialysis is initiated; or (2) as early as the month in which a kidney transplant candidate is hospitalized for the transplant if certain conditions are met.

     For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of 30 months, Medicare coverage is generally secondary for patients who have qualifying health insurance. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient’s other health insurance generally pays applicable Medicare coinsurance payments and deductibles.

     Under the Medicare ESRD program, Medicare reimbursement rates per outpatient dialysis treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Congress increased the Medicare composite rate in 2000 by 1.2%. Congress also increased the Medicare composite rate in 2001 by 2.4%. Neither Congress nor CMS approved an increase in the composite rate for 2002 or 2003. Although Medicare reimbursement limits the allowable charge per treatment, it provides Renal Care Group with predictable and recurring treatment revenue for its outpatient dialysis services that are covered by the composite rate.

     The Medicare ESRD composite rate for outpatient dialysis services averaged $131 per treatment in freestanding facilities during 2002. The Medicare ESRD composite rate is subject to regional differences based on certain factors, including labor costs. CMS or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of conducting business.

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

Changes in the Medicare ESRD Composite Rate

     Congress increased the Medicare ESRD composite rate by 1.2% in 2000 and by 2.4% in 2001. Previously, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, numerous congressional actions resulted in net reductions of the average Medicare ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. As a result of the 2001 increase in the Medicare ESRD composite rate, the Company’s average rate per dialysis treatment was $131 during 2002.

     The Medicare ESRD composite rate has been the subject of a number of reports and studies. During 2000, Congress directed a study of the ESRD composite rate structure, which was due in June 2002. This study has not yet been delivered. Congress mandated that this study (1) review items included in the composite rate and items that are currently separately billable (such as EPO and certain laboratory services), and (2) analyze whether the composite rate should be subject to an annual inflationary update. Pending this study, the Prospective Payment Assessment Commission, also known as PROPAC, recommended that the ESRD composite rate for 2003 be increased by 2.6%. Congress did not approve an increase for 2003. PROPAC is a body that makes recommendations to Congress concerning Medicare reimbursement rates. Congress is not required to implement any of these recommendations and could either raise or lower the reimbursement rate or change the items covered by the composite rate.

     During recent congressional sessions, there have been various proposals to change numerous aspects of Medicare. Renal Care Group is unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare ESRD composite rate or change in the items covered by the composite rate (such as EPO or certain laboratory services) could have a material adverse effect on Renal Care Group’s earnings, financial condition and business.

Medicare Reimbursement for EPO

     Renal Care Group also derives a significant portion of its revenue and earnings from the administration of EPO. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In the past there have been proposals to reduce Medicare reimbursement for EPO, but none of these proposals has been adopted. Renal Care Group is unable to predict whether any changes in EPO reimbursement will occur. Approximately 23% of Renal Care Group’s revenue in 2002 was generated from the administration of EPO; therefore, any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group’s earnings, financial condition and business.

     CMS also places limits on EPO reimbursement based on patients’ hematocrit levels. Hematocrit is a measure of a patient’s anemia. Currently, if a patient’s hematocrit is below 36%, CMS approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient’s average hematocrit over a three-month period is higher than 36%, Medicare reimbursement is contingent on medical necessity. Medicare’s contractors often review claims in these instances. Renal Care Group is unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on Renal Care Group’s earnings, financial condition and business.

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

     Some of the states in which Renal Care Group does business have dialysis reimbursement rates for Medicaid patients that are higher than Medicare rates. Representatives of CMS and some of these states have indicated that the states should consider reducing these higher reimbursement levels, and at least one of these states, Washington, has implemented, a reduction in Medicaid reimbursement. In addition, finance department officials in Wisconsin have proposed, but not implemented, a reduction in Medicaid reimbursement. Reductions in Medicaid reimbursement could have a material adverse effect on Renal Care Group’s earnings, financial condition and business.

Private Reimbursement/Acute Care Contracts

     Before Medicare becomes a patient’s primary payor, the patient’s own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rates paid by Medicare. Renal Care Group has negotiated managed care contracts with most of its managed care payors at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those Renal Care Group charges other private payors. After Medicare becomes a patient’s primary payor, private secondary payors generally reimburse Renal Care Group for the patient’s copayment of 20% of the applicable Medicare rate. Renal Care Group also receives payments from hospitals under its acute care contracts. The rates under these contracts are generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and Renal Care Group and approximate fair market value of the services provided by the Company.

GOVERNMENT REGULATION

General

     Federal, state, and local governments extensively regulate Renal Care Group’s operations, including the operation of the dialysis centers and laboratory owned by Renal Care Group. Applicable federal and state statutes and regulations require Renal Care Group to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, Renal Care Group’s laboratory operations are subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Renal Care Group’s dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they satisfy applicable requirements. In addition, through certificate of need, or CON, programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Renal Care Group’s operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.

     Renal Care Group is subject to federal and state laws governing, among other things, the relationships between Renal Care Group and physicians and other health care providers, patient referrals, and false claims. See “Government Regulation—Anti-Kickback Statute,” “Government Regulation—Stark Law” and “Government Regulation—Civil Monetary Penalties.” The federal government, many states, and private third-party payors have made combating fraud and abuse in the health care industry a high priority. As a result, scrutiny and investigation of health care providers and their relationships with physicians and other referral sources has increased significantly.

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

     Renal Care Group cannot predict whether it will be held responsible for actions previously taken by acquired companies or facilities before it purchased them. Renal Care Group also cannot predict whether its operations, or the previous operations of acquired companies or facilities, will be reviewed or challenged by the government. Any review or challenge of its operations could have a negative impact on Renal Care Group.

Medicare and Medicaid Certification and Reimbursement

     To receive reimbursement from federal health care programs for dialysis and laboratory services, the dialysis centers and laboratory operated by Renal Care Group must be certified as meeting certain requirements. For example, to receive Medicare reimbursement, Renal Care Group’s dialysis centers and laboratory must be certified by the Centers for Medicare and Medicaid Services. All of the dialysis centers operated by Renal Care Group and its laboratory operations are certified under the Medicare program and many state Medicaid programs. In connection with its participation in Medicare, Renal Care Group must comply with conditions for coverage, including requirements concerning personnel, management, patient care, patient rights, medical records and physical environment. Renal Care Group must also comply with extensive billing rules governing, among other things, medical necessity and documentation. See “Government Regulation—False Claims Act” and “Government Regulation—Civil Monetary Penalties.”

     CMS has announced that it is in the process of revising the current Medicare conditions for coverage for ESRD services. Proposed revisions have not been published. Renal Care Group cannot predict when proposed rules will be published or finalized or what, if any, changes CMS might make to the current conditions for coverage. Renal Care Group also cannot predict whether it will be able to meet any new or revised conditions for coverage. Any changes to the Medicare conditions for coverage for ESRD facilities could require Renal Care Group to change its operations and could have a negative effect on the business and profitability of Renal Care Group. Any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on Renal Care Group’s business.

     The HHS Office of Inspector General, also known as the OIG, issued reports in the summer of 2000 recommending greater oversight of the quality of care in dialysis facilities. In January of 2003, the United States General Accounting Office, known as the GAO, issued a report finding that efforts by CMS to ensure quality care at certain facilities including kidney dialysis facilities continue to be jeopardized by problems in the performance of state inspections, complaint investigations, and enforcement of federal standards. Any increased oversight could lead to increased requirements and greater scrutiny of dialysis facilities, including those owned by Renal Care Group.

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

     Renal Care Group seeks to satisfy as many safe harbor requirements as possible when it is structuring its business arrangements. However, not all of Renal Care Group’s arrangements satisfy all elements of a safe harbor. Management believes that Renal Care Group has a reasonable basis for concluding that it substantially complies with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. The Company believes that its current arrangements with physicians including nephrologists owning Renal Care Group’s common stock, medical directors, laboratories, suppliers, hospitals, and other sources of referrals to its dialysis centers and its acute dialysis services agreements with hospitals materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to the interpretations made by Renal Care Group or may require the Company to change its practices. If an agency were to take such a position, it could adversely affect Renal Care Group.

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

     The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in Medicare or Medicaid.

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

     The Stark Law defines a financial relationship to include (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships. Renal Care Group has compensation arrangements with its medical directors or the professional practices of the medical directors. The medical directors or their practices may also own shares, and options to purchase shares, of common stock of Renal Care Group. In addition, other physicians who refer patients to Renal Care Group’s centers may own stock of Renal Care Group. If so, the medical directors and other physicians would have a financial relationship with Renal Care Group. Accordingly, these physicians would not be able to refer patients to Renal Care Group’s dialysis centers for designated health services unless a Stark Law exception applies.

     Dialysis is not listed as a designated health service under the Stark Law. However, the definition of “designated health services” includes some items and services that are components of dialysis or which may be provided to patients by Renal Care Group in connection with their dialysis services. On January 4, 2001, HHS issued final regulations to the Stark II provisions of the Stark Law for some provisions of the Stark Law. These regulations became effective on January 4, 2002. The final regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. The final regulations also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.

     Further, the Stark II final regulations exclude from the referral prohibition EPO and other drugs required as part of dialysis if certain requirements are met. If the requirements are met, this exception applies whether or not these drugs are included in the Medicare ESRD composite rate.

     The final regulations also exclude from the definition of “inpatient hospital services” any dialysis services provided by a hospital that is not certified by CMS to provide outpatient dialysis services. This rule would have the effect of excluding from the Stark Law prohibition, any dialysis services provided by Renal Care Group under an acute dialysis contract with a hospital, if that hospital is not certified to provide outpatient dialysis. The final Stark II regulations exclude from the definition of “durable medical equipment” all equipment and supplies used in connection with home dialysis. These Stark II regulations exclude most of the items and services connected with dialysis from the Stark Law prohibitions.

     HHS has accepted comments to the Stark II final rules and has stated that it will issue further regulations to the Stark Law in the future. HHS has stated that it will issue additional Stark II final regulations in the future, but proposed regulations have not been published. Renal Care Group cannot predict whether HHS will revise the final regulations or will adopt additional regulations that affect Renal Care Group’s business.

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

     The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of March 11, 2003, Renal Care Group had stockholders’ equity of more than $562.0 million. Renal Care Group believes that physician ownership of Renal Care Group stock satisfies this Stark Law exception.

     If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and may be excluded from Medicare and Medicaid. If the Stark Law applies to the relationships between Renal Care Group and its referring physicians and no exceptions under the Stark Law are available, then Renal Care Group will be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If Renal Care Group were found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then Renal Care Group would be required to repay amounts it received from Medicare for those services and could be subject to civil monetary penalties. If Renal Care Group is required to repay amounts to Medicare or is subject to fines, the Company could be harmed.

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

     In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these OIG opinions, Renal Care Group had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. The Company stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, the Company has made grants to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. Renal Care Group believes, but cannot promise, that its current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions. In 2000, HHS issued proposed regulations that would permit dialysis facilities to pay for supplemental insurance premiums on behalf of ESRD patients if certain requirements are satisfied. However, in December of 2002, the OIG withdrew this proposed exception.

     On August 17, 2000, HHS published final regulations governing electronic transactions involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. Health care providers, health care clearinghouses and large health plans who submitted a compliance extension plan to HHS by October 15, 2002 have until October 16, 2003 to comply with the Transaction Standards rule. Health care providers, health care clearinghouses and large health plans who did not submit a compliance extension plan to HHS by the deadline were required to comply with these requirements as of October 16, 2002. The Transaction Standards rule applies to Renal Care Group in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Since many of our payors might not have been able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, Renal Care Group filed a timely compliance extension plan with HHS. Renal Care Group intends to comply with the Transaction Standards rule by the required compliance date.

     On December 28, 2000, HHS published final regulations implementing HIPAA that adopted standards for privacy of individually identifiable health information. The regulations cover health care providers, health care clearinghouses and health plans. The privacy regulations, among other things, require companies covered by the regulations:

•	to obtain patient authorization prior to certain uses or disclosures of protected health information,

•	to provide notice of privacy practices to patients and obtain an acknowledgement that the patient has received the notice,

•	to respond to requests from patients for access to or to obtain a copy of their information,

•	to respond to patient requests for amendments of their information,

•	to designate a privacy officer,

•	to use and disclose only the minimum necessary information to accomplish a particular purpose, and

•	to establish policies and procedures with respect to uses and disclosures of protected health information.

     These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. Renal Care Group’s current processes for receiving, using and disclosing patient information were designed to maintain patient privacy and therefore already include many of the HIPAA-required privacy elements. The privacy regulations are extensive, and Renal Care Group will need to change some of its practices to comply with them.

     The effective date of these privacy regulations is April 14, 2001, and most covered entities, including Renal Care Group, are required to comply with the regulatory requirements by April 14, 2003. Renal Care Group intends to comply with the privacy regulations by the required compliance date.

     On August 12, 1998, HHS published proposed regulations implementing HIPAA that governs the security of health information. HHS recently published the final security regulations. Most covered entities will be required to comply with these regulations by April 21, 2005. Renal Care Group is studying the new regulations and may be required to change some of its practices to comply with them.

The False Claims Act

     The federal False Claims Act gives the federal government an additional way to police false bills or requests for payment for health care services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Under the False Claims Act, the term “person” means an individual, company, or corporation. The federal government has used the False Claims Act widely to prosecute fraud against Medicare and other governmental programs in areas such as coding errors, billing for services not provided and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and billing for care that is not medically necessary.

     The penalty for violation of the False Claims Act ranges from $5,500 to $11,000 for each fraudulent claim plus up to three times the amount of damages caused to the government as a result of each fraudulent claim. In addition to the False Claims Act, the federal government may use several criminal statutes to prosecute the submission of false or fraudulent claims for payment to the federal government. Many states have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act.

Civil Monetary Penalties

     The Secretary of HHS may impose civil monetary penalties on any person or entity that presents or causes to be presented certain ineligible claims for medical items or services. The amount of penalties varies, depending on the offense, from $2,000 to $50,000 per violation. HHS can impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

•	for physician services the person or entity knew or should have known were rendered by a person who was unlicensed, or misrepresented either (1) his or her qualifications in obtaining his or her license or (2) his or her certification in a medical specialty;

•	that were furnished by a person who was, at the time the claim was made, excluded from the program to which the claim was made; or

•	that show a pattern of medically unnecessary items or services.

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

Government Investigations

     Last year, the federal government continued to investigate practices of health care providers, including providers of dialysis. Renal Care Group expects that the number of government investigations of dialysis providers will continue to increase in 2003. The OIG has indicated in its 2003 Work Plan that it will be focusing this year on a number of areas of ESRD services, including home dialysis billing and transportation services for dialysis patients.

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

COMPETITION

     The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also intense. According to CMS, there were more than 4,000 outpatient facilities providing dialysis in the United States at the end of 2001. Renal Care Group believes that approximately 65% of these facilities are currently owned by multi-center dialysis companies, approximately 17% are owned by independent physicians, small chains and other small operators, and approximately 18% are hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. A.G. Other large competitors include DaVita, Inc. and Gambro Healthcare, Inc.

     Fresenius and Gambro are both vertically integrated providers that manufacture and sell dialysis equipment and supplies, which may give them certain competitive advantages. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Some of Renal Care Group’s competitors have substantially greater financial resources than Renal Care Group and may compete with the Company for acquisitions, development and/or management of dialysis centers and nephrology practices. Renal Care Group believes that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. Renal Care Group may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that Renal Care Group will compete effectively with any of its competitors.

INSURANCE

     Renal Care Group maintains professional liability insurance and general liability insurance policies for all of its operations. Renal Care Group also maintains insurance in amounts it deems adequate to cover property and casualty risks, workers’ compensation, and directors and officers liability. During 2002 the cost to Renal Care Group of most types of insurance, particularly professional liability insurance, directors and officers liability insurance, and employee health insurance, increased substantially, both in terms of premiums and deductibles. In addition, the availability of insurance diminished in 2001 and 2002. Management expects that these trends will continue in the future and that Renal Care Group will be required to take more risk in its insurance program. There can be no assurance that the aggregate amount and types of Renal Care Group’s insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

EMPLOYEES

     At December 31, 2002 Renal Care Group employed 5,447 full-time employees and 866 part-time employees. Of the total employees, 53 were employed at the Company’s headquarters and 6,260 were employed at the Company’s facilities or regional business offices. In management’s opinion, employee relations are good.

INTERNET WEBSITE

     The Company’s internet website can be found at www.renalcaregroup.com. The Company makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

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

If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 53% of our net revenue for 2000, 49% of our net revenue for 2001 and 50% of our net revenue for 2002 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 5% of our net revenue for 2000, 6% of our net revenue for 2001 and 7% of our net revenue for 2002, consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

•	a reduction of the amount paid to us under government programs;

•	an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

•	the inclusion of some or all ancillary services, for which we are now reimbursed separately, in the flat composite rate for a dialysis treatment; or

•	changes in laws, or the interpretations of laws, which could cause us to modify our operations.

     Specifically, Congress and CMS have proposed reviewing and potentially recalculating the average wholesale prices of certain drugs, including some drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

If States Lower Medicaid Reimbursement, Then We Would be Less Profitable

     The Medicaid programs in some of the states in which we operate reimburse us at rates higher than those paid by Medicare. Some of these programs, like Washington’s, have approved reductions in reimbursement. Other programs, like Wisconsin’s, have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. Actions to reduce Medicaid reimbursement rates would adversely affect our revenue and earnings.

If Reimbursement for EPO Decreases, Then We Could Be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 26% of our net revenue for 2000, 25% of our net revenue for 2001 and 23% of our net revenue for 2002. Most of our payments for EPO come from government programs. For the year ended December 31, 2002, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could Be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2002 because our contract with Amgen had pricing protection through 2002, but it will adversely affect our earnings in 2003. In addition, Amgen implemented a 3.9% increase in the price of EPO in May 2001. That price increase did adversely affect our earnings in 2002. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

If Amgen Markets Aranesp for ESRD Patients, then We Could Be Less Profitable

     Amgen has developed and obtained FDA approval for a new drug to treat anemia marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for between two and three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

•	Our margins realized from the administration of Aranesp® could be lower than the margin realized on the administration of EPO; or

•	Physicians could decide to administer Aranesp® in their offices, and we would not recognize revenue or profit from the administration of EPO or Aranesp® .

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 42% of our net revenue for 2000, 45% of our net revenue for 2001 and 43% of our net revenue for 2002, were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us or to refuse to pay price increases or work to reduce the rate of our price increases;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which generally have lower rates for our services; or

•	the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

If Local Physicians Stop Sending Patients To Our Centers or Were Prohibited From Doing So for Regulatory Reasons, Then Our Revenue and Earnings Would Decline

     Our dialysis centers depend on local nephrologists sending patients to the centers. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more of these physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of local physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders. If the medical director relationship or stock ownership were deemed to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians acting as medical directors or owning our stock could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as a medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

If Our Business Is Alleged or Found To Violate Heath Care or Other Applicable Laws, Our Revenue and Earnings Could Decrease

     We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

•	rules regarding the collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

     Much of the regulation of our business, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our arrangements with medical directors, physician stockholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws.

     New regulations governing electronic transactions and the collection, use, storage, and disclosure of health information impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these regulations, we could be subject to:

•	criminal or civil penalties, including significant fines;

•	claims by people who believe their health information has been improperly used or disclosed; and

•	administrative penalties by payors.

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania, and another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri. If any of our operations are found to violate applicable laws, we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

Changes In the Health Care Delivery, Financing or Reimbursement Systems Could Adversely Affect Our Business

     The health care industry in the United States may be entering a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and relationships with referring physicians. In addition, proposals to reform the health care system have been considered by Congress. In light of the continued increases in the cost of health care and the current economic weakness, there may be new proposals to change the health care system and control costs. These proposals, if enacted, could further increase the government’s oversight role and involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

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

If We Lose Any of Our Executive Officers, or Are Unable To Attract and Retain Qualified Nurses, Then Our Ability To Run Our Business Could Be Adversely Affected, and Our Revenue and Earnings Could Decline

     We depend on the services of our executive officers Sam A. Brooks, Jr., our Chairman, Chief Executive Officer and President, Raymond Hakim, M.D., Ph.D., R. Dirk Allison and Gary Brukardt, each an Executive Vice President. Mr. Brooks, Dr. Hakim and Mr. Brukardt have each been with Renal Care Group since its formation. The services of our executive officers would be difficult to replace. We recently announced that we are searching for a new Chief Executive Officer to replace Mr. Brooks. Further, our growth will depend in part upon our ability to attract and retain skilled nurses to provide services in our facilities, for whom competition is intense.

If We are Unable to Make Acquisitions in the Future, Then Our Rate of Growth Will Slow

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our Company since its formation, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, the four largest providers of outpatient dialysis services own approximately 65% of the outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under recently adopted accounting rules, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when impairment is identified. If impairment is identified and we are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

If We Fail to Integrate Acquired Companies, Then We Will Be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We face these challenges particularly in larger acquisitions. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

If Our Costs of Insurance and Claims Increase, Then Our Earnings Could Decrease

     Renal Care Group currently maintains programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset in part increases in premiums for the programs. These deductibles and premiums increased substantially in 2002, and we believe they are likely to increase substantially again in 2003. Our earnings could be materially and adversely affected by any of the following:

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.

If Our Board of Directors Does Not Approve an Acquisition or Change in Control of Renal Care Group, Then Our Shareholders May Not Realize the Full Value of Their Stock

     Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control of Renal Care Group that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors before pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control of Renal Care Group include the following:

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $27.72 per share to a high closing price of $35.80 per share during the year ended December 31, 2002. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Item 2. Properties

PROPERTIES

     As of December 31, 2002, Renal Care Group operated dialysis centers in 27 states, of which 235 are located in leased facilities and 33 are owned. The following is a summary of Renal Care Group’s outpatient dialysis centers by state.

OUTPATIENT FACILITIES BY STATE

Alabama	4
Alaska	2
Arizona	28
Arkansas	10
Colorado	2
Florida	7
Idaho	1
Illinois	18
Indiana	25
Kansas	12
Kentucky	1
Louisiana	1
Michigan	5
Mississippi	33
Missouri	9
Nebraska	1
New Jersey	3
New Mexico	3
Ohio	19
Oklahoma	4
Oregon	10
Pennsylvania	11
South Carolina	3
Tennessee	5
Texas	39
Washington	10
Wisconsin	2

TOTAL	268

     Some of Renal Care Group’s centers are leased from physicians who practice at the center and who are stockholders of the Company. Renal Care Group’s leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of Renal Care Group’s centers ranges from approximately 1,000 to 25,000 square feet. Renal Care Group leases office space in Nashville, Tennessee for its corporate headquarters under a lease that expires in 2009. The Company leases other office space in and around Nashville, Tennessee for certain billing and computer operations. Renal Care Group considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used.

     Expansion or relocation of Renal Care Group’s dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of an application submitted by the Company is usually necessary for expansion of an existing dialysis center or development of a new center.

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

     In March 2001, Renal Care Group was sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of December 31, 2002, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of stockholders during the fourth quarter of 2002.

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters.

PRICE RANGE OF COMMON STOCK

     The Company’s common stock was traded on the Nasdaq National Market System under the symbol “RCGI” from February 7, 1996 until November 11, 2001, at which time the Company’s common stock began trading on the New York Stock Exchange under the symbol “RCI”. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System and the New York Stock Exchange for the last two fiscal years.

2001	High	Low

First quarter	$27.438	$23.813
Second quarter	$32.890	$23.430
Third quarter	$33.890	$26.800
Fourth quarter	$33.110	$29.000

2002	High	Low

First quarter	$33.650	$28.300
Second quarter	$35.800	$31.150
Third quarter	$33.650	$27.720
Fourth quarter	$34.010	$30.350

HOLDERS

     As of March 1, 2003, the approximate number of registered stockholders was 183, and the Company had approximately 14,100 beneficial owners.

DIVIDEND POLICY

     Renal Care Group has never paid any cash dividend on its capital stock. Renal Care Group currently anticipates that all of its earnings will be retained to finance the growth and development of its business or to repurchase common stock. Unless there are changes in United States income tax law, Renal Care Group does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Renal Care Group’s Board of Directors and its review of Renal Care Group’s earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

     The following table summarizes our equity compensation plans as of December 31, 2002:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	For Future Issuance
	Be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	And Rights	Rights	In Column (a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by Stockholders	6,404	$22.43	577
Equity compensation plans not approved by Stockholders(2)	617	$13.85	—

Total	7,021	$21.54	577

     (1) Renal Care Group currently has three option plans that were assumed in connection with a merger, acquisition or other transaction. The first such plan was adopted by Renal Disease Management by Physicians, Inc. (“RDM”) in 1997 under which there are 14 options issued and outstanding to purchase shares at a weighted average exercise price of $18.18. The second plan was adopted by Dialysis Centers of America, Inc. (“DCA”) in 1995 under which there are 17 options issued and outstanding to purchase shares at a weighted average exercise price of $25.58. The third plan was adopted in 1994 and there are 8 options issued and outstanding under such plan to purchase shares at a weighted average exercise price of $3.33.

     (2) These options were issued outside of our existing stock option plans to certain employees, officers, directors, and other key persons. These options vest over various periods of up to five years and have a term of ten years from the date of issuance.

Item 6. Selected Financial Data

     The selected financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes to Consolidated Financial Statements for the years ended December 31, 2000, 2001 and 2002, together with the related Report of Independent Auditors are included elsewhere in this annual report on Form 10-K. Please read the following data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,

	1998	1999	2000	2001	2002

INCOME STATEMENT DATA:
Net revenue	$441,063	$541,895	$622,575	$755,082	$903,387
Patient care costs	292,113	351,367	402,009	489,271	589,696
General and administrative expenses	43,894	51,315	57,104	64,530	78,079
Provision for doubtful accounts	13,484	14,632	16,949	20,290	23,501
Depreciation and amortization	22,241	27,835	32,321	38,945	40,432
Restructuring charge	—	—	9,235	—	—
Merger expenses	1,000	4,300	3,766	—	—

Total operating costs and expenses	372,732	449,449	521,384	613,036	731,708

Income from operations	68,331	92,446	101,191	142,046	171,679
Interest expense, net	6,558	6,224	5,015	2,636	1,140

Income before income taxes and minority interest	61,773	86,222	96,176	139,410	170,539
Minority interest	3,492	7,768	10,011	15,478	21,410

Income before income taxes	58,281	78,454	86,165	123,932	149,129
Provision for income taxes	21,601	31,367	34,706	47,331	56,669

Net income	$36,680	$47,087	$51,459	$76,601	$92,460

Basic net income per share	$0.84	$1.05	$1.12	$1.59	$1.89

Basic weighted average shares outstanding	43,740	45,015	46,048	48,113	48,978

Diluted net income per share	$0.79	$1.00	$1.07	$1.52	$1.82

Diluted weighted average shares outstanding	46,367	47,052	47,948	50,433	50,767

	December 31,

	1998	1999	2000	2001	2002

BALANCE SHEET DATA:
Working capital	$47,851	$73,651	$108,915	$104,047	$110,481
Total assets	433,687	500,906	582,672	651,049	740,123
Long-term debt	90,928	79,690	58,316	3,776	10,161
Stockholders’ equity	248,180	311,839	394,122	510,251	543,888

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 19-25 under the heading “Risk Factors.” See also the cautionary notice regarding forward-looking statements set forth at the beginning of this report.

     Please read the following discussion in conjunction with the Company’s consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

     Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2002, the Company provided dialysis and ancillary services to approximately 20,500 patients through 268 outpatient dialysis centers in 27 states, in addition to providing acute dialysis services to approximately 120 hospitals.

     Renal Care Group’s net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with outpatient dialysis, primarily the administration of erythropoietin (also known as Epogen® or EPO) and other drugs;

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based medical university dialysis programs.

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services. For the year ended December 31, 2002, approximately 57% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Congress increased the Medicare composite rate in 2000 by 1.2% and by 2.4% in 2001. Neither Congress nor CMS approved an increase in the composite rate for either 2002 or 2003.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. The Company receives separate reimbursement outside the composite rate for some other services, laboratory tests, and drugs, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients.

     If a patient has private health insurance, that patient’s dialysis is typically reimbursed at rates significantly higher than Medicare during the first 30 months of treatment. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and is usually higher than the Medicare composite rate. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. This increase did not affect Renal Care Group’s results of operations in 2002 because Renal Care Group’s contract with Amgen included price protection for all of 2002. The Company’s contract with Amgen for 2003 generally provides that the Company’s 2002 pricing formula will remain in effect for 2003. As a result, the Company believes, although it can give no assurances, that it will be able to mitigate a substantial portion of the 2002 price increase in 2003.

Critical Accounting Policies

     The Securities and Exchange Commission has issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, management has identified the following accounting policies that it considers critical to the business of Renal Care Group. Management identified these policies based on their importance to the Consolidated Financial Statements and on the degrees of subjectivity and complexity involved in these policies. In addition to these critical policies, a summary of significant accounting policies is included in the Company’s consolidated financial statements and related notes, contained elsewhere in this annual report on Form 10-K.

Net Revenue and Contractual Provisions

     Renal Care Group recognizes revenue net of contractual provisions as services are provided. Contractual provisions represent the difference between Renal Care Group’s gross billed charges and the amount the Company expects to receive. Under the Medicare ESRD program, Medicare reimbursement rates for outpatient dialysis treatments are fixed under a composite rate structure. The composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies for the treatment, some laboratory tests and some medications. There are other drugs, laboratory tests and services that are eligible for separate reimbursement outside the composite rate. Most state Medicaid plans follow reimbursement methodologies that are similar to the Medicare program, but other payors, particularly private insurance plans and managed care payors, reimburse Renal Care Group under contractual arrangements. Each of these payor sources provides unique challenges to the process of recording contractual provisions.

     Renal Care Group has made significant investments in human resources and information systems to enable it to estimate the appropriate amount of contractual provisions as services are provided. Actual levels of reimbursement, however, are sometimes difficult to determine due to the complexity of the applicable regulations or contracts. As a result, Renal Care Group may in fact collect more or less than the amount it expects when the services are provided. In addition, regulations and contracts may be changed, making system updates and maintenance necessary for estimating net revenue accurately. As a result, management may make adjustments to the contractual provisions estimated by the system based on actual collection experience and other factors.

Provision for Doubtful Accounts

     Collecting outstanding accounts receivable is critical to Renal Care Group’s success. Renal Care Group’s primary source of collection risk is related to the portion of its gross charges for which the patient is responsible. The patients’ responsibility is typically between 15% and 20% of gross charges. The Company records its estimate of the provision for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors, including the analysis of payor mix, subsequent collection analysis and review of detailed agings of accounts receivable. Significant changes in payor mix or business office operations of Renal Care Group could have a significant impact on Renal Care Group’s results of operations and cash flows.

Self-Insurance Accruals

     From time to time, Renal Care Group is subject to medical malpractice or workers compensation claims or lawsuits in the ordinary course of business. To mitigate a portion of this risk, the Company maintains insurance for malpractice claims exceeding certain individual amounts and workers compensation claims exceeding certain individual and aggregate amounts. The Company estimates the self-insured retention portion of the malpractice risks using third-party actuarial calculations that include historical claims data, demographic factors and other assumptions. Workers compensation risks are estimated by the Company using historical claims data and other assumptions. The estimated accrual for malpractice and workers compensation claims could be significantly affected if current and future occurrences differ from historical claims trends. While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims, the wide range of potential outcomes and changes in the legal climate often complicate the Company’s ability to make precise estimates.

Impairment of Goodwill and Long-Lived Assets

     Renal Care Group reviews goodwill, long-lived assets and identifiable intangibles for impairment at least once a year and at any other time management identifies events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the discounted present value of future net cash flows management expects the asset to generate. The computation of future net cash flows is often complex and includes subjective assumptions. If management determines that assets are impaired, then the impairment is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, as determined by independent appraisals or estimates of discounted future cash flows.

Results of Operations

     The following table sets forth results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

	Year Ended December 31,

	2000		2001		2002

Net revenue	$622,575	100.0%	$755,082	100.0%	$903,387	100.0%
Patient care costs	402,009	64.6	489,271	64.8	589,696	65.3
General and administrative expenses	57,104	9.2	64,530	8.5	78,079	8.6
Provision for doubtful accounts	16,949	2.7	20,290	2.7	23,501	2.6
Depreciation and amortization	32,321	5.2	38,945	5.2	40,432	4.5
Restructuring charge	9,235	1.5	—	—	—	—
Merger expenses	3,766	0.6	—	—	—	—

Total operating costs and expenses	521,384	83.7	613,036	81.2	731,708	81.0

Income from operations	101,191	16.3	142,046	18.8	171,679	19.0
Interest expense, net	5,015	0.8	2,636	0.3	1,140	0.1
Minority interest	10,011	1.6	15,478	2.0	21,410	2.4

Income before income taxes	86,165	13.8	123,932	16.4	149,129	16.5
Provision for income taxes	34,706	5.6	47,331	6.3	56,669	6.3

Net income	$51,459	8.3%	$76,601	10.1%	$92,460	10.2%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Revenue. Net revenue increased from $755.1 million for the year ended December 31, 2001 to $903.4 million for the year ended December 31, 2002, an increase of $148.3 million, or 19.6%. This increase resulted primarily from a 12.4% increase in the number of treatments performed by Renal Care Group from 2,686,181 in 2001 to 3,019,675 in 2002 and a 6.8% increase in the average patient revenue per dialysis treatment from $278 in 2001 to $297 in 2002. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 5.8% increase in same-market treatments for 2002 over 2001. The increase in revenue per treatment was largely due to a rate increase to private payors that Renal Care Group implemented in the fourth quarter of 2001 and, to a lesser extent, an increase in utilization of certain ancillary drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $489.3 million for the year ended December 31, 2001 to $589.7 million for the year ended December 31, 2002, an increase of 20.5%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in 2001 to 65.3% in 2002. Patient care costs per treatment increased 7.1% from $182 in 2001 to $195 in 2002. The increases in patient care costs as a percentage of net revenue and patient care costs per treatment were due to increases in the price of EPO, increased labor costs to address wage pressures in many of the Company’s markets, increases in the cost of insurance, increases in self-insurance accruals, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer. Management believes that the Company will continue to face increases in the cost of EPO, insurance and self-insurance, and labor throughout 2003.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $64.5 million for the year ended December 31, 2001 to $78.1 million for the year ended December 31, 2002, an increase of 21.0%. General and administrative expenses as a percentage of net revenue increased from 8.5% in 2001 to 8.6% in 2002 primarily as a result of expenses incurred in connection with closing two dialysis facilities (one in Texas and one in Alabama) in 2002.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $20.3 million in 2001 to $23.5 million in 2002, an increase of $3.2 million, or 15.8%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2001 to 2.6% in 2002 as a result of improved collection efforts.

     Depreciation and Amortization. Depreciation and amortization increased from $38.9 million for the year ended December 31, 2001 to $40.4 million for the year ended December 31, 2002, an increase of 3.8%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.2% in 2001 to 4.5% in 2002, primarily as a result of the implementation of SFAS No. 142, under which the Company stopped amortizing goodwill effective January 1, 2002. For 2001, the Company recorded goodwill amortization of $6.4 million.

     Income from Operations. Income from operations increased from $142.0 million for the year ended December 31, 2001 to $171.7 million for the year ended December 31, 2002, an increase of 20.9%. Income from operations as a percentage of net revenue increased from 18.8% in 2001 to 19.0% in 2002 principally as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $2.6 million for the year-ended December 31, 2001 to $1.1 million for the year ended December 31, 2002. This decrease was principally the result of lower average borrowings in 2002, partially offset by costs incurred when the Company restructured its lines of credit in 2002.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of the Company’s consolidated entities that are not wholly owned whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.4% in 2002 from 2.0% in 2001. This increase was the result of continued financial improvements of Renal Care Group’s larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $47.3 million in 2001 to $56.7 million in 2002, an increase of $9.3 million or 19.7%. The increase is a result of pre-tax earnings increasing by 20.3%. The Company’s effective tax rate decreased from 38.2% in 2001 to 38.0% in 2002. This decrease was primarily the result of eliminating goodwill amortization for financial reporting purposes as required by SFAS No. 142 while goodwill continued to be amortized for income tax purposes.

     Net Income. Net income increased from $76.6 million in 2001 to $92.5 million in 2002, an increase of $15.9 million or 20.7%. This increase was a result of the items discussed above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net Revenue. Net revenue increased from $622.6 million for the year ended December 31, 2000 to $755.1 million for the year ended December 31, 2001, an increase of $132.5 million, or 21.3%. This increase resulted primarily from an 11.1% increase in the number of treatments from 2,418,619 in 2000 to 2,686,181 in 2001 and a 10.8% increase in the average patient revenue per dialysis treatment from $251 in 2000 to $278 in 2001. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 5.4% increase in same-center treatments for 2001 over 2000. The increase in revenue per treatment was generally due to the implementation of price increases to commercial payors implemented beginning in the fourth quarter of 2000, a stronger payor mix in two businesses acquired in the fourth quarter of 2000, the effect of the 2.4% increase in the Medicare ESRD composite rate and increases in the utilization of certain drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $402.0 million for the year ended December 31, 2000 to $489.3 million for the year ended December 31, 2001, an increase of 21.7%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.6% in 2000 to 64.8% in 2001. Patient care costs per treatment increased 9.6% from $166 in 2000 to $182 in 2001. The increases in patient care costs as a percentage of net revenue and patient care costs per treatment were due to increased labor costs to address wage pressures in many of the Company’s markets, the increase in the cost of EPO, the increase in the utilization of certain drugs and generally higher patient care costs in two businesses acquired in the fourth quarter of 2000.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $57.1 million for the year ended December 31, 2000 to $64.5 million for the year ended December 31, 2001, an increase of 13.0%. General and administrative expenses as a percentage of net revenue decreased from 9.2% in 2000 to 8.5% in 2001, primarily as the result of leveraging general and administrative costs over a larger base of business as acquisitions have been integrated without a corresponding increase in general and administrative expense.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. The provision for doubtful accounts increased from $16.9 million in 2000 to $20.3 million in 2001, an increase of $3.3 million, or 19.7%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.7% in both 2000 and 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $32.3 million for the year ended December 31, 2000 to $38.9 million for the year ended December 31, 2001, an increase of 20.5%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of the goodwill and other intangible assets associated with acquisitions closed prior to June 30, 2001, that were accounted for as purchases.

     Restructuring Charge. The Company recorded a restructuring charge of $9.2 million during 2000. The charge resulted from the Company’s decision to cease providing wound care services and to focus on its core dialysis business. The restructuring charge principally represented impairment charges for goodwill and property and equipment associated with the wound care business along with anticipated severance costs, contract termination costs and other associated charges. During the second quarter of 2001, the Company sold some of the assets and transferred some of the liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less liabilities transferred; accordingly, no gain or loss was recognized in 2001.

     Merger Expenses. Merger expenses of $3.8 million for the year ended December 31, 2000, represent legal, accounting and employee severance costs and related benefits and other costs associated with the assimilation and transition of the merger with Renal Disease Management by Physicians, Inc.

     Income from Operations. Income from operations increased from $101.2 million for the year ended December 31, 2000 to $142.0 million for the year ended December 31, 2001, an increase of 40.4%. Income from operations as a percentage of net revenue increased from 16.3% in 2000 to 18.8% in 2001 principally as a result of the factors discussed above.

     Interest Expense, Net. Interest expense of $2.6 million for the year-ended December 31, 2001 decreased $2.4 million compared to $5.0 million for the year ended December 31, 2000. The decrease was the result of lower average borrowings as the Company successfully repaid all amounts due under its outstanding line of credit, which amounts were $54.0 million at the beginning of the year.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of the Company’s consolidated entities that are not wholly owned whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.0% in 2001 from 1.6% in 2000. This increase was the result of the continued expansion of the operations of Renal Care Group’s joint ventures, primarily those in Ohio, Washington and Oregon, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $34.7 million in 2000 to $47.3 million in 2001, an increase of $12.6 million or 36.4%. The increase is a result of pre-tax earnings increasing by 43.8%. The Company’s effective tax rate decreased from 40.3% in 2000 to 38.2% in the current year. This decrease is primarily the result of certain non-deductible costs in 2000 that resulted from the restructuring charge described above and certain non-deductible merger costs incurred in 2000.

     Net Income. Net income increased from $51.5 million in 2000 to $76.6 million in 2001, an increase of $25.1 million or 48.9%. This increase was a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of its common stock and to finance working capital needs. At December 31, 2002, the Company’s working capital was $110.5 million; cash and cash equivalents were $38.4 million; and the Company’s current ratio was 1.8 to 1.0. Renal Care Group’s working capital increased during the year primarily as a result of the increase in operating cash flows.

     Net cash provided by operating activities was $168.6 million for the year ended December 31, 2002. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Cash provided by operating activities was favorably affected in 2002 by the resolution of Medicare provider number issues related to certain facilities acquired in 2001. Net cash used in investing activities was $97.4 million for the year ended December 31, 2002. Cash used in investing activities consisted primarily of $61.6 million of purchases of property and equipment and $40.5 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was $60.3 million for the year ended December 31, 2002. Cash used in financing activities primarily reflects repurchases of Renal Care Group common stock of $90.9 million, partially offset by $7.4 million in net borrowings under the Company’s line of credit and $22.2 million in net proceeds from the issuance of common stock as stock options were exercised.

     Effective July 1, 2002, Renal Care Group entered into two credit agreements with a group of banks totaling $150.0 million and consisting of a $100.0 million Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50.0 Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 1, 2005 and the 364-day Facility has a final maturity of June 30, 2003. The Multi-Year Facility replaced the Company’s First Amended and Restated Loan Agreement. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

     Each of Renal Care Group’s wholly-owned subsidiaries has guaranteed all of Renal Care Group’s obligations under the loan agreements. Further, Renal Care Group’s obligations under the loan agreements, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of these commitments.

     A significant component of Renal Care Group’s growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under existing credit facilities, will be sufficient to meet Renal Care Group’s acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance large strategic acquisition opportunities, Renal Care Group may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that any additional financing, if needed, will be available on terms acceptable to Renal Care Group.

     Capital expenditures of between $65.0 million and $75.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2003. The Company expects that these capital expenditures will be funded with cash provided by operating activities and the Company’s existing credit facilities. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In the fourth quarter of 2001, Renal Care Group began repurchasing shares of its common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In the first and second quarters of 2002, Renal Care Group repurchased 700,000 shares of common stock for approximately $22.2 million. In November 2002, the Company announced that its Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $200.0 million. In the third and fourth quarters of 2002, the Company repurchased 2.2 million shares of common stock for approximately $68.7 million. Through December 31, 2002, the Company had repurchased an aggregate of 3.0 million shares under the plan, for a total of approximately $94.0 million. As of March 11, 2003, the Company had repurchased approximately 152,000 additional shares of common stock for approximately $4.4 million subsequent to year end.

     The Securities and Exchange Commission has issued a financial reporting release, FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. This release encourages public companies to give investors additional information about funds that will be required to operate its business in the future under agreements that are in place today. In accordance with FR-61, the following table gives information about the Company’s existing contractual obligations. At December 31, 2002, Renal Care Group had no significant contingent commitments.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years

Long-Term Obligations:
Capital leases and long-term debt	$10,294	$133	$7,736	$213	$2,212
Operating leases	177,657	24,892	43,199	35,953	73,613
Medical director fee obligations	82,919	16,394	26,853	19,141	20,531

Total contractual cash obligations	$270,870	$41,419	$77,788	$55,307	$96,356

Newly Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminated the pooling-of-interests method of accounting for all business combinations except those initiated prior to July 1, 2001. Additionally, this statement changed the criteria for recognizing intangible assets apart from goodwill. SFAS No. 142 superseded APB Opinion No. 17, Intangible Assets, which previously required goodwill and intangible assets be amortized over a life not to exceed 40 years. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but reviewed at least annually for impairment. Separable intangible assets with finite lives are amortized over their useful lives. SFAS No. 142 does not impose a limit on the useful lives of separable intangible assets. Following the Company’s adoption of SFAS No. 142 on January 1, 2002, the provisions of SFAS No. 142 apply to all goodwill and intangible assets acquired by the Company. During 2002, the Company completed its transitional impairment test and identified no impairments. The Company also completed its first annual impairment test as of September 30, 2002 and identified no impairments.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. Renal Care Group adopted the provisions of SFAS No. 144 during 2002, which did not have a significant effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods for Companies electing to implement the fair-value based method of accounting for stock-based employee compensation. The Statement also requires that certain disclosures be made in both annual and interim financial statements about the method of accounting and the related effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 and SFAS No. 123, and accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair-value method.

Impact of Inflation

     A substantial portion of Renal Care Group’s net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. Renal Care Group is unable to increase the amount it receives for the services provided by its dialysis business that are reimbursed under or by reference to the Medicare composite rate.

Increased operating costs due to inflation, such as labor and supply costs (including the cost of EPO), without a corresponding increase in reimbursement rates, may adversely affect Renal Care Group’s results of operations, financial condition and business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Renal Care Group maintains all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore, the Company has no “market risk sensitive instruments,” and no disclosure is required under this Item.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and financial statement schedule in Part IV, Item 15(a) (1) and (2) of the report are incorporated by reference into this Item 8.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Company

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action - Proposal 1. Election of Directors” and “Management — Directors and Executive Officers” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 14. Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing of this report and concluded, as of the date that evaluation was completed, that the Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date last evaluated.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report:
Page
(1)	Consolidated Financial Statements

	Report of Independent Auditors	F-1

	Consolidated Balance Sheets at December 31, 2001 and 2002	F-2

	Consolidated Income Statements for the years ended December 31, 2000, 2001, and 2002	F-4

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 2001, and 2002	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002	F-6

	Notes to Consolidated Financial Statements	F-8

(2)	Consolidated Financial Statement Schedules

	Schedule II — Consolidated Schedule-Valuation and Qualifying Accounts	F-25

(3)	The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.

(b)	None.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 2001 and 2002, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 2001 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
February 24, 2003

Renal Care Group, Inc.

Consolidated Balance Sheets

	December 31

	2001	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,423	$38,359
Accounts receivable, less allowance for doubtful accounts of $45,260 in 2001 and $43,677 in 2002	127,056	152,440
Inventories	16,292	23,336
Prepaid expenses and other current assets	18,584	19,486
Income taxes receivable	7,058	—
Deferred income taxes	16,894	12,240

Total current assets	213,307	245,861
Property, plant and equipment, net	175,925	202,972
Intangible assets, net	10,365	12,110
Goodwill	243,530	275,666
Other assets	7,922	3,514

Total assets	$651,049	$740,123

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Balance Sheets

	December 31

	2001	2002

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,198	$33,655
Accrued compensation	32,048	32,066
Due to third-party payors	27,699	32,611
Income taxes payable	—	1,423
Accrued expenses and other current liabilities	20,589	35,492
Current portion of long-term debt	726	133

Total current liabilities	109,260	135,380
Long-term debt, net of current portion	3,776	10,161
Deferred income taxes	12,728	19,288
Minority interest	15,034	31,406

Total liabilities	140,798	196,235

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 49,597 and 51,176 shares issued at December 31, 2001 and 2002, respectively	496	512
Treasury stock, 100 and 2,983 shares of common stock at December 31, 2001 and 2002, respectively	(3,059)	(93,953)
Additional paid-in capital	277,300	309,355
Retained earnings	235,514	327,974

Total stockholders’ equity	510,251	543,888

Total liabilities and stockholders’ equity	$651,049	$740,123

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Income Statements

	Year Ended December 31

	2000	2001	2002

	(in thousands, except per share data)
Net revenue	$622,575	$755,082	$903,387
Operating costs and expenses:
Patient care costs	402,009	489,271	589,696
General and administrative expenses	57,104	64,530	78,079
Provision for doubtful accounts	16,949	20,290	23,501
Depreciation and amortization	32,321	38,945	40,432
Restructuring charge	9,235	—	—
Merger expenses	3,766	—	—

Total operating costs and expenses	521,384	613,036	731,708

Income from operations	101,191	142,046	171,679
Interest expense, net	5,015	2,636	1,140

Income before income taxes and minority interest	96,176	139,410	170,539
Minority interest	10,011	15,478	21,410

Income before income taxes	86,165	123,932	149,129
Provision for income taxes	34,706	47,331	56,669

Net income	$51,459	$76,601	$92,460

Net income per share:
Basic	$1.12	$1.59	$1.89

Diluted	$1.07	$1.52	$1.82

Weighted average shares outstanding:
Basic	46,048	48,113	48,978

Diluted	47,948	50,433	50,767

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 1999	45,320	$453	—	$—	$203,932	$107,454	$311,839
Net income	—	—	—	—	—	51,459	51,459
Common stock issued and related income tax benefit	1,767	18	—	—	30,806	—	30,824

Balance at December 31, 2000	47,087	471	—	—	234,738	158,913	394,122
Net income	—	—	—	—	—	76,601	76,601
Common stock issued and related income tax benefit	2,510	25	—	—	42,562	—	42,587
Repurchase of common stock held in treasury	—	—	100	(3,059)	—	—	(3,059)

Balance at December 31, 2001	49,597	496	100	(3,059)	277,300	235,514	510,251
Net income	—	—	—	—	—	92,460	92,460
Common stock issued and related income tax benefit	1,579	16	—	—	32,055	—	32,071
Repurchase of common stock held in treasury	—	—	2,883	(90,894)	—	—	(90,894)

Balance at December 31, 2002	51,176	$512	2,983	$(93,953)	$309,355	$327,974	$543,888

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31

	2000	2001	2002

		(in thousands)
OPERATING ACTIVITIES
Net income	$51,459	$76,601	$92,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,321	38,945	40,432
Loss on sale of property and equipment	567	1,266	1,167
Income applicable to minority interest	10,011	15,478	21,410
Distributions to minority shareholders	(7,333)	(16,446)	(7,934)
Deferred income taxes	2,016	1,488	11,214
Loss from restructuring	9,235	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,863)	(4,240)	(23,814)
Inventories	113	(2,832)	(6,587)
Prepaid expenses and other current assets	(5,757)	604	(902)
Accounts payable	3,500	2,247	5,369
Accrued compensation	9,898	2,625	18
Due to third-party payors	4,773	649	4,712
Accrued expenses and other current liabilities	(2,749)	5,168	12,747
Income taxes	2,510	11,648	18,331

Net cash provided by operating activities	89,701	133,201	168,623
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	4,390	1,078	218
Purchases of property and equipment	(45,741)	(65,672)	(61,551)
Cash paid for acquisitions, net of cash acquired	(28,063)	(38,403)	(40,495)
(Decrease) increase in other assets	(331)	(4,415)	4,408

Net cash used in investing activities	(69,745)	(107,412)	(97,420)
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit	(20,229)	(54,000)	7,394
Payments on long-term debt	(13,207)	(516)	(1,884)
Proceeds from issuance of long-term debt	2,879	—	—
Net proceeds from issuance of common stock	24,399	29,307	22,221
Repurchase of treasury shares	—	(3,059)	(90,894)
Proceeds from sale of minority interest investment	—	—	2,896

Net cash used in financing activities	(6,158)	(28,268)	(60,267)
Increase (decrease) in cash and cash equivalents	13,798	(2,479)	10,936
Cash and cash equivalents, at beginning of year	16,104	29,902	27,423

Cash and cash equivalents, at end of year	$29,902	$27,423	$38,359

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31

	2000	2001	2002

		(in thousands)
DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,237	$2,520	$782

Income taxes	$32,768	$48,963	$27,126

DISCLOSURES OF BUSINESS ACQUISITIONS:
Fair value of assets acquired	$29,721	$39,108	$41,478
Liabilities assumed	1,658	705	983

Cash paid for acquisitions, net of cash acquired	$28,063	$38,403	$40,495

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

December 31, 2002

1.     ORGANIZATION

Renal Care Group, Inc. (the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of December 31, 2002, the Company provided dialysis and ancillary services to approximately 20,500 patients through 268 outpatient dialysis centers in 27 states. In addition to its outpatient dialysis center operations, as of December 31, 2002, the Company provided acute dialysis services through contractual relationships with approximately 120 hospitals.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and joint venture entities over which the Company exercises majority-voting control and for which control is other than temporary. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or the useful lives.

Goodwill and Other Intangibles

Effective June 29, 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 changed the criteria to recognize intangible assets apart from goodwill. The Company adopted SFAS No. 142 on January 1, 2002. The Company has complied with the transitional requirements of this statement and accordingly during 2001, the Company did not amortize goodwill or intangible assets with indefinite lives acquired after June 30, 2001. During

2001, the Company did amortize all goodwill and intangibles acquired prior to July 1, 2001 in accordance with APB Opinion No. 16, Business Combinations. During 2002, the Company did not amortize any goodwill or intangibles with indefinite lives in accordance with SFAS No. 142.

As of December 31, 2001 and 2002, the carrying amount of goodwill was $243,530 and $275,666, respectively. Goodwill acquired prior to July 1, 2001, was determined based on the criteria defined in APB Opinion No. 16, Business Combinations. Goodwill acquired after June 30, 2001 was recognized in accordance with criteria established in SFAS No. 141. During 2001, goodwill and non-competition agreements acquired prior to July 1, 2001, were amortized on a straight-line basis over a period of 40 years and the lives of the agreements, respectively. These amortization periods equated to a blended average of 35 years. Also during 2001 separable intangible assets with finite lives, such as non-competition agreements, acquired after June 30, 2001 were amortized over the estimated useful life of such assets. During 2002 separable intangible assets with definite lives, such as non-competition agreements and acute dialysis services agreements were amortized over the estimated useful lives of such assets.

Due to Third-Party Payors

Amounts reflected as due to third-party payors include amounts received in excess of revenue recognized for specific billed charges. These amounts are commonly referred to as overpayments. Overpayments received from federally funded programs are reported to the federal program in accordance with the program’s established procedures. The amounts remain in due to third-party payors until either a refund is made or until the amount is recouped by the federal payor. For overpayments received from non-federally funded payors, the Company uses various procedures to communicate and refund such amounts to the respective payor. Similar to the federally funded overpayments, these amounts remain in due to third-party payors until either a refund is made or the amount is recouped by the payor.

Minority Interest

Minority interest represents the proportionate equity interest of other owners in the Company’s consolidated entities that are not wholly owned. As of December 31, 2002, the Company was the majority and controlling owner in 39 joint ventures.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), which amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123, and has adopted the additional disclosure requirements as specified in SFAS No. 148 for the year-ended December 31, 2002.

Net Revenue

Net revenue is recognized as services are provided at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors. The Company’s net revenue is largely derived from the following sources:

•	Outpatient hemodialysis;

•	Ancillary services associated with outpatient dialysis, primarily the administration of erythropoietin (EPO) and other drugs;

•	Home dialysis services;

•	Inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	Laboratory services; and

•	Management contracts with hospital-based medical university dialysis programs.

The Medicare and Medicaid programs, along with certain third-party payors, reimburse the Company at amounts that are different from the Company’s established rates. Contractual adjustments represent the difference between the amounts billed for these services and the amounts that are reimbursable by third-party payors. A summary of the basis for reimbursement with these payors follows:

Medicare

The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment. The composite rate differs among facilities to account for geographic differences in the cost of labor. Some drugs and other ancillary services are reimbursed on a fee for service basis.

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

Reimbursements from Medicare and Medicaid approximated 58%, 55% and 57% of net revenue for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the change.

Self Insurance

The Company is subject to medical malpractice and workers compensation claims or lawsuits in the ordinary course of business. Accordingly, the Company maintains insurance for malpractice claims exceeding certain individual amounts. Similarly, the Company maintains workers compensation insurance for claims exceeding certain individual and aggregate amounts. The Company estimates its self-insured retention portion of the malpractice risks using third party actuarial calculations that include historical claims data, demographic factors and other assumptions. Workers compensation risks are estimated by the Company using historical claims data and other assumptions.

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

Concentration of Credit Risks

The Company’s primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid represented 45% of gross accounts receivable at December 31, 2001 and 2002. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company’s operations.

The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 26% of the net revenue of the Company for the year ended December 31, 2000, 25% of the net revenue of the Company for the year ended December 31, 2001 and 23% of the net revenue of the Company for the year ended December 31, 2002. EPO is produced by a single manufacturer.

Impairment of Goodwill and Long-Lived Assets

The Company reviews goodwill, long-lived assets and identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2002, in the opinion of management, there has been no impairment of goodwill, long-lived assets or identifiable intangible assets.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net results of operations as previously reported.

3.     BUSINESS ACQUISITIONS

2002 Acquisitions

During 2002, the Company completed eight acquisitions, which were accounted for under the purchase method of accounting. The combined purchase price paid in these acquisitions was $40,495 and consisted exclusively of cash. Each of the transactions involved the acquisition of assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened the Company’s existing market share within a specific geographic area or provided the Company with an entrance into a new market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed in 2002:

Accounts receivable	$1,570
Inventory	457
Property, plant and equipment, net	3,329
Intangible assets	3,986
Goodwill	32,136

Total assets acquired	41,478
Total liabilities assumed	983

Net assets acquired	$40,495

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Goodwill resulting from these transactions amounted to $32,136 and was not amortized during 2002 in accordance with the requirements of SFAS No. 142. All goodwill is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

2001 Acquisitions

During 2001, the Company completed five acquisitions, which were accounted for under the purchase method of accounting. The combined purchase price paid in these acquisitions was $38,403 and consisted exclusively of cash. Each of the transactions involved the acquisition of assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened the Company’s existing market share within a specific geographic area or provided the Company with an entrance into a new market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for all five of the acquisitions completed in 2001:

Inventory	$579
Property, plant and equipment, net	5,629
Intangible assets	1,675
Goodwill	30,325
Other assets	900

Total assets acquired	39,108
Total liabilities assumed	705

Net assets acquired	$38,403

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Three of the five transactions were completed prior to July 1, 2001 and resulted in goodwill and other intangible assets of $6,428. This goodwill and other intangible assets was amortized during 2001 using a 35-year blended useful life. The other two transactions were completed after June 30, 2001. Goodwill resulting from these transactions was $24,077 and was not amortized during 2001 in accordance with the requirements of SFAS No. 142. None of the goodwill from 2001 transactions was amortized during 2002. All goodwill is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

2000 Acquisitions

During 2000, the Company completed three acquisitions accounted for under the purchase method of accounting. The combined purchase price paid in these transactions was $28,063, and consisted exclusively of cash. All of these transactions involved the acquisition of assets of entities that provided care to ESRD patients through owned dialysis facilities or acute in-patient dialysis services.

The Company’s three acquisitions that were accounted for under the purchase method of accounting in 2000 resulted in goodwill and other intangibles of $27,832. For reporting periods prior to 2002, goodwill and other intangibles were amortized on a straight-line basis over an average of 35 years. The Company began recording the results of operations from these acquired businesses beginning with the effective date of each transaction.

Pro Forma Data (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired businesses, as if each of the acquisitions had been consummated as of the beginning of the year preceding the year of acquisition, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	2000	2001	2002

Pro forma net revenue	$695,952	$794,409	$922,091

Pro forma net income	$55,558	$77,492	$92,871

Pro forma net income per share
Basic	$1.21	$1.61	$1.90

Diluted	$1.16	$1.54	$1.83

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4.     RESTRUCTURING CHARGE

During the third quarter of 2000, the Company recorded a one-time restructuring charge of $9,235 as a result of its plans to exit the wound care business. This charge consisted of early contract termination costs of $1,377, goodwill and property and equipment impairment charges of $5,973, severance costs of $1,200 and other administrative charges of $685. Management made the decision to exit this business as part of a long-term strategy to focus on its core dialysis business. Effective May 31, 2001, the Company sold some of the assets and transferred some of the liabilities associated with the wound care business in a transaction with a third party. Proceeds from this transaction equaled the net book value of the assets sold less the liabilities transferred; accordingly, no gain or loss was recognized. There were no remaining accrued expenses as of December 31, 2001 that related to this restructuring charge.

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,

	2001	2002

Medical equipment	$102,387	$124,347
Computer software and equipment	48,249	58,285
Furniture and fixtures	23,380	24,532
Leasehold improvements	67,072	84,807
Buildings	19,990	24,862
Construction-in-progress	12,134	10,437

	273,212	327,270
Less accumulated depreciation	(97,287)	(124,298)

	$175,925	$202,972

Depreciation expense was $24,673, $30,836 and $38,191 for the years ended December 31, 2000, 2001 and 2002, respectively.

6.     GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets and for goodwill and other intangible assets subsequent to the acquisition. This accounting standard requires the Company to disclose goodwill separately from other intangible assets in the balance sheet and provides that the Company no longer amortize goodwill. Instead, goodwill is tested for impairment on a periodic basis. The provisions of this accounting standard required the Company to complete a transitional impairment test within six months after the Company adopted this standard, with any identified impairments treated as a cumulative effect of a change in accounting principle. The Company completed its transitional and annual impairment tests and identified no impairments.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Year Ended
	December 31,

	2001	2002

Reported net income	$76,601	$92,460
Add: goodwill amortization, net of tax	3,956	—

Pro forma adjusted net income	$80,557	$92,460

Reported basic earnings per share	$1.59	$1.89
Add: goodwill amortization, net of tax	0.08	—

Pro forma adjusted basic earnings per share	$1.67	$1.89

Reported diluted earnings per share	$1.52	$1.82
Add: goodwill amortization, net of tax	0.08	—

Pro forma adjusted diluted earnings per share	$1.60	$1.82

Changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

Balance as of December 31, 2001	$243,530
Goodwill acquired during the period	32,136

Balance as of December 31, 2002	$275,666

     The Company’s separately identifiable intangible assets, which consist of non-competition agreements and acute dialysis services agreements, are as follows:

	December 31,

	2001	2002

Carrying Amount	$16,090	$20,076
Accumulated amortization	(5,725)	(7,966)

Net	$10,365	$12,110

Separately identifiable intangible assets are being amortized over their useful lives, ranging from five to ten years. Amortization expense for the year ended December 31, 2002 was approximately $2,241. Estimated amortization expense for each of the next five fiscal years is as follows:

Year ending December 31,	Amount

2003	$2,287
2004	2,287
2005	2,287
2006	2,142
2007	1,178

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,

	2001	2002

Line of credit, bearing interest at LIBO rate (3.96% at December 31, 2002)	$—	$7,394
Equipment note payable	1,482	—
Other	3,020	2,900

	4,502	10,294
Less current portion	726	133

	$3,776	$10,161

Lines of Credit

Effective July 1, 2002, Renal Care Group entered into two credit agreements with a group of banks totaling $150,000 consisting of a $100,000 Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50,000 Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 1, 2005 and the 364-day Facility has a final maturity of June 30, 2003. The Multi-Year Facility replaced the Company’s First Amended and Restated Loan Agreement. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25,000 of either credit agreement may be used for any single acquisition without the consent of the lenders. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise. Each of Renal Care Group’s wholly-owned subsidiaries has guaranteed all of Renal Care Group’s obligations under the loan agreements.

Further, Renal Care Group’s obligations under the loan agreements, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by Renal Care Group in each of the subsidiaries. Financial covenants are customary based on the amount and duration of these commitments. The Company was in compliance with all such covenants at December 31, 2002. As of December 31, 2002, there was $7,394 outstanding under the Multi-Year Facility and the 364-Day Facility, and the Company had $142,606 available under these agreements.

Other

The other long-term debt consists of notes maturing at various times through April 2015.

The aggregate maturities of long-term debt at December 31, 2002 are as follows:

2003	$133
2004	269
2005	7,467
2006	94
2007	119
Thereafter	2,212

$10,294

8.     INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,

	2000	2001	2002

Current:
Federal	$30,012	$42,002	$40,205
State and local	2,678	3,841	5,250

	32,690	45,843	45,455

Deferred:
Federal	1,781	1,364	10,079
State and local	235	124	1,135

	2,016	1,488	11,214

Provision for income taxes	$34,706	$47,331	$56,669

At December 31, 2002, the Company has net operating loss carryforwards of approximately $175,000 for state income tax purposes that expire in years 2002 through 2022, and a capital loss carryforward of approximately $2,000, which expires in 2006. The utilization of the state net operating loss carryforwards in future years is dependent upon the profitability of certain subsidiary corporations. The utilization of the capital loss carryforward requires capital gain income in the future. Therefore, the Company has recorded a valuation allowance of $6,041 against the deferred tax asset attributable to the state net operating loss carryforwards and the capital loss carryforward, which represents an increase in the valuation allowance of $2,702 in 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$3,414	$5,282
Capital loss carryforward	—	759
Allowance for doubtful accounts	13,745	7,258
Accrued vacation and other accrued liabilities	6,753	9,367
Other	—	106
Less: Valuation allowance	(3,339)	(6,041)

	20,573	16,731

Deferred tax liabilities:
Depreciation	6,128	8,572
Amortization	8,308	12,788
Investments in partnerships	1,705	2,419
Other	266	—

	16,407	23,779

Net deferred tax asset (liability)	$4,166	$(7,048)

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

	Year Ended December 31,

	2000	2001	2002

U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	3.0	2.5	1.2
Increase in valuation allowances	1.0	0.1	1.8
Other	1.3	0.6	—

Effective income tax rate	40.3%	38.2%	38.0%

9.     STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

Stock Option Plans

As of December 31, 2002, the Company had six stock option plans. The Company has also issued options, referred to in these financial statements as Free Standing Options outside of these plans. Options issued as Free Standing are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 1999 and 1996 Employee Plans have similar terms and purposes. Specifically, options under each of these plans are available for grant to eligible employees and other key persons, the options generally vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 1999 and 1996, and have 5,500 and 6,000 shares of common stock reserved for issuance, respectively.

Options issued under the Equity Compensation Plan (“Equity Plan”) are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. This plan was adopted by Dialysis Centers of America, Inc. (“DCA”) in 1995, and there are 350 shares of common stock reserved for issuance. The Company merged with DCA in a pooling-of-interests transaction in February 1999.

Options issued under the 1994 Stock Option Plan (“1994 Plan”) are for directors, officers and other key persons. These options vest over four years and the options have a term of ten years from the date of issuance. This plan was adopted in 1994 and there are 720 shares of common stock reserved for issuance.

Options issued under the Directors Plan are for non-management directors. These options vest immediately and have a term of ten years from the date of issuance. The plan was adopted in 1996 and there are 225 shares of common stock reserved for issuance.

Options issued under the RDM Plan are for directors, officers, and other key persons. These options vest immediately upon grant and have a term of 5 to 10 years from the date of issuance. The plan was adopted by Renal Disease Management by Physicians, Inc. (“RDM”) in 1997, and there are 109 shares of common stock reserved for issuance. The Company merged with RDM in a pooling-of-interests transaction in April 2000.

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, but applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then-current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 1999 through December 31, 2002:

									Weighted
		1999	1996						Average
	Free	Employee	Employee	Equity	1994	Directors	RDM	Exercise Price	Exercise
	Standing	Plan	Plan	Plan	Plan	Plan	Plan	Range	Price

Balance at December 31, 1999	1,904	939	4,801	18	23	34	65	$3.33 – $29.50	$15.17
Granted	—	1,538	350	—	—	22	—	15.94 – 29.03	16.08
Exercised	(419)	(82)	(1,092)	—	(6)	—	(39)	3.33 – 23.25	13.66
Forfeited	(19)	(20)	(202)	—	—	—	—	8.00 – 29.03	19.11

Balance at December 31, 2000	1,466	2,375	3,857	18	17	56	26	3.33 – 29.50	15.65
Granted	120	899	—	—	—	17	—	28.02 – 29.63	28.05
Exercised	(686)	(198)	(1,113)	(1)	(9)	(6)	(6)	3.33 – 25.58	13.39
Forfeited	(9)	(46)	(54)	—	—	—	—	8.00 – 28.02	18.07

Balance at December 31, 2001	891	3,030	2,690	17	8	67	20	3.33 – 29.63	18.27
Granted	—	1,920	—	—	—	11	—	28.30 – 32.70	28.41
Exercised	(273)	(486)	(704)	—	—	(5)	(6)	3.33 – 29.63	15.23
Forfeited	(1)	(64)	(55)	—	—	—	—	14.06 – 28.39	19.12

Balance at December 31, 2002	617	4,400	1,931	17	8	73	14	$3.33 – $32.70	$21.66

Available for grant at December 31, 2002	—	313	129	—	—	135	—

Exercisable at December 31, 2002	428	1,216	1,720	16	8	73	13		$18.44

Exercisable at December 31, 2001	571	800	1,935	17	8	67	17

Exercisable at December 31, 2000	1,065	417	2,149	18	16	56	20

The weighted-average fair value of options granted during 2000, 2001 and 2002 is $7.71, $12.40 and $11.55, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

				Number
	Number Outstanding	Weighted Average	Weighted	Exercisable	Weighted
Range of	as of	Remaining	Average	as of	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2002	Life	Price	2002	Price

$3.33 - $15.94	2,000	5.89	$13.54	1,290	$12.29
$16.17 - $22.00	2,008	6.00	$19.87	1,636	$20.30
$22.75 - $28.38	1,100	8.29	$27.67	368	$27.05
$28.39 - $32.70	1,952	9.48	$28.44	180	$28.87

$3.33 - $32.70	7,060	7.29	$21.66	3,474	$18.44

Pro forma information regarding net income and net income per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2000	2001	2002

Expected volatility	45.0%	45.0%	40.0%
Expected dividend yield	None	None	None
Risk-free interest rate	6.25%	3.75%	3.75%
Expected life of options	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

	Year Ended December 31,

	2000	2001	2002

Net income, as reported	$51,459	$76,601	$92,460
Pro forma stock-based employee compensation expense, net of taxes	6,304	3,870	4,508

Pro forma net income	$45,155	$72,731	$87,952

Earnings per share:
Basic – as reported	$1.12	$1.59	$1.89

Basic – pro forma	$0.98	$1.51	$1.80

Diluted – as reported	$1.07	$1.52	$1.82

Diluted – pro forma	$0.94	$1.44	$1.73

The effect of applying SFAS No. 123 and SFAS No. 148 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

10.     OPERATING LEASES

The Company rents office and space for its dialysis facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 2002, future minimum rental payments under non-cancelable operating leases with terms of one year or more consist of the following:

2003	$24,892
2004	22,314
2005	20,885
2006	18,956
2007	16,997
Thereafter	73,613

$177,657

Rent expense was $19,164, $22,624 and $27,074 for the years ending December 31, 2000, 2001 and 2002, respectively.

11.     EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $1,734, $1,960 and $2,518 for the years ended December 31, 2000, 2001 and 2002, respectively.

Defined Benefit Plan

Effective January 29, 2003, the Company implemented a retirement benefit plan for its CEO. The plan includes ten annual payments of $650, each beginning in 2004, and certain health insurance and other benefits. As a result, the Company recorded a $5,376 charge representing the net present value of such payments during the first quarter of 2003.

Employee Stock Purchase Plan

Effective April 1996, the Company adopted an Employee Stock Purchase Plan (“Stock Purchase Plan”) to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, the participant’s December 31 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year or December 31. A total of 348 shares are available for purchase under the plan. At December 31, 2001 and 2002, $1,571 and $2,347, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

12.     EARNINGS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options and warrants calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

	2000	2001	2002

Numerator:
Numerator for basic and diluted net income per share	$51,459	$76,601	$92,460
Denominator:
Denominator for basic net income per share weighted-average shares	46,048	48,113	48,978
Effect of dilutive securities:
Stock options	1,498	2,087	1,712
Warrants	402	233	77

Denominator for diluted net income per share-adjusted weighted-average shares and assumed conversions	47,948	50,433	50,767

Basic net income per share	$1.12	$1.59	$1.89

Diluted net income per share	$1.07	$1.52	$1.82

13.     COMMITMENTS AND CONTINGENCIES

On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of December 31, 2002, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. The Company is not aware of any pending or threatened investigations involving allegations of potential noncompliance with applicable laws or regulations. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of seven years with a three-year renewal option. As of December 31, 2002, estimated commitments for medical director fees for the year 2003 were $16.4 million and were $82.9 million over the lives of the agreements.

14.     SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables include, for 2001 and 2002, certain selected quarterly financial data. In the opinion of the Company’s management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information included therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$174,778	$183,455	$193,149	$203,700
Operating expenses	133,131	139,451	146,665	154,844
Depreciation and amortization	8,852	9,296	9,997	10,800

Income from operations	32,795	34,708	36,487	38,056
Interest expense, net	999	1,274	198	165
Minority interest	3,130	3,722	4,104	4,522

Income before income taxes	28,666	29,712	32,185	33,369
Provision for income taxes	10,952	11,351	12,288	12,740

Net income	$17,714	$18,361	$19,897	$20,629

Net income per share:
Basic	$0.37	$0.39	$0.41	$0.42

Diluted	$0.36	$0.37	$0.39	$0.40

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$206,678	$222,169	$231,542	$242,998
Operating expenses	157,756	170,273	177,416	185,831
Depreciation and amortization	9,362	9,933	10,402	10,735

Income from operations	39,560	41,963	43,724	46,432
Interest expense, net	173	138	569	260
Minority interest	4,710	5,307	5,364	6,029

Income before income taxes	34,677	36,518	37,791	40,143
Provision for income taxes	13,184	13,876	14,361	15,248

Net income	$21,493	$22,642	$23,430	$24,895

Net income per share:
Basic	$0.43	$0.46	$0.48	$0.52

Diluted	$0.42	$0.44	$0.46	$0.50

Schedule II

Renal Care Group, Inc.
Consolidated Schedule — Valuation and Qualifying Accounts
(in thousands)

	Balance	Amount		Balance
	Beginning	Charged to		At End of
	Of Period	Expense	Write-Offs	Period

Allowances for doubtful accounts:
Year ended December 31, 2000	$40,876	$16,949	$(10,433)	$47,392

Year ended December 31, 2001	$47,392	$20,290	$(22,422)	$45,260

Year ended December 31, 2002	$45,260	$23,501	$(25,084)	$43,677

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 18th day of March, 2003.

RENAL CARE GROUP, INC.

By:	/s/ Sam A. Brooks, Jr. Sam A. Brooks, Jr. Chairman of the Board, President and Chief Executive Officer

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

/s/ SAM A. BROOKS, JR. Sam A. Brooks, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

/s/ R. DIRK ALLISON R. Dirk Allison	Executive Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	March 18, 2003

/s/ JOSEPH C. HUTTS Joseph C. Hutts	Director	March 18, 2003

/s/ HARRY R. JACOBSON, M.D. Harry R. Jacobson, M.D.	Director	March 18, 2003

/s/ THOMAS A. LOWERY, M.D. Thomas A. Lowery, M.D.	Director	March 18, 2003

/s/ STEPHEN D. MCMURRAY, M.D. Stephen D. McMurray, M.D.	Director	March 18, 2003

/s/ KENNETH E. JOHNSON, JR., M.D. Kenneth E. Johnson, Jr., M.D.	Director	March 18, 2003

/s/ WILLIAM V. LAPHAM William V. Lapham	Director	March 18, 2003

/s/ WILLIAM P. JOHNSTON William P. Johnston	Director	March 18, 2003

CERTIFICATION

     I, Sam A. Brooks, Chairman, President and Chief Executive Officer of Renal Care Group, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Renal Care Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Sam A. Brooks Sam A. Brooks Chairman, President and Chief Executive Officer

CERTIFICATION

     I, R. Dirk Allison, Executive Vice President and Chief Financial Officer of Renal Care Group, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Renal Care Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ R. Dirk Allison R. Dirk Allison Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)
3.1.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)
3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (12)
3.2	Amended and Restated Bylaws of the Company (1)
4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company (1)
4.2	Specimen stock certificate for the Common Stock of the Company (1)
4.3	Shareholder Rights Protection Agreement, dated May 2, 1997 between the Company and First Union National Bank of North Carolina, as Rights Agent (3)
10.1	Employment Agreement, dated July 13, 2000, between the Company and Sam A. Brooks (16)*
10.2	Employment Agreement, dated October 15, 1999, between the Company and R. Dirk Allison(14)*
10.3	Employment Agreement, dated July 13, 2000, between the Company and Raymond Hakim, M.D. (16)*
10.4	Medical Director Services Agreement, dated February 12, 1996, between the Company and Kansas Nephrology Physicians, P.A. (5)
10.5	Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (5)
10.6	Medical Director Services Agreement, dated February 12, 1996, between the Company and Tyler Dialysis & Transplant Associates, P.A. (5)
10.7	Lease Agreement, dated February 5, 1996, between the Company and MEL, Inc. relating to approximately 20,000 square feet of space (5)
10.8	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (5)
10.9	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (5)
10.10	Sublease Agreement between M-W-R Investment and Kansas Nephrology Associates, P.A. dated February 1, 1990, to be assumed by the Company, and related Lease Agreement between Dodge City Medical Center Building, Inc. and M-W-R Investment (1)

Exhibit
Number	Description of Exhibits

10.11	Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (5)
10.12	Dialysis Center Management Agreement, effective as of July 1, 2001, between Renal Care Group, Inc. and Vanderbilt University
10.13	1996 Stock Option Plan for Outside Directors (1)*
10.14	Fourth Amended and Restated 1996 Stock Incentive Plan (6)*
10.15	Amended and Restated Employee Stock Purchase Plan (2)*
10.16	Medical Director Services Agreement, dated September 30, 1996, between the Company and a group of individual physicians (7)
10.17	Employment Agreement, dated July 13, 2000, between the Company and Gary Brukardt (16)*
10.18	First Amended and Restated Loan Agreement, dated as of August 4, 1997, among the Company, its subsidiaries and NationsBank of Tennessee, N.A. (2)
10.18.1	Second Amendment to First Amended and Restated Loan Agreement, dated as of June 23, 1999, among the Company, First American National Bank, First Union National Bank, and NationsBank, N.A., SunTrust Bank, Nashville, N.A., AmSouth Bank, and NorWest Bank Arizona, N.A. (12)
10.18.2	Third Amendment to First Amended and Restated Loan Agreement dated September 29, 2000 (16)
10.18.3	Second Amended and Restated Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank. N.A.(21)
10.19	Stock Option Agreement, dated April 30, 1997, between the Company and Sam A. Brooks (2)*
10.20	Stock Option Agreement, dated April 30, 1997, between the Company and Gary Brukardt (2)*
10.21	Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (8)
10.22	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Harry R. Jacobson, M.D. (4)*
10.23	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Sam A. Brooks (4)*
10.24	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Gary Brukardt (4)*
10.25	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Raymond Hakim, M.D. (4)*

Exhibit
Number	Description of Exhibits

10.26	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Thomas Lowery, M.D. (4)*
10.27	Restricted Stock Award Agreement, dated December 23, 1997, between the Company and Stephen D. McMurray, M.D. (4)*
10.28	Stock Option Agreement, dated May 22, 1998, between the Company and Sam A. Brooks (9)*
10.29	Stock Option Agreement, dated May 22, 1998, between the Company and Gary A. Brukardt (9)*
10.30	Stock Option Agreement, dated May 22, 1998, between the Company and Raymond Hakim, M.D. (9)*
10.31	Stock Option Agreement, dated June 5, 1998, between the Company and Joseph C. Hutts (9)*
10.32	Stock Option Agreement, dated June 5, 1998, between the Company and Harry R. Jacobson, M.D. (9)*
10.33	Agreement No. 20010240, between Renal Care Group, Inc. and Amgen Inc. effective January 2, 2002 (The Company has requested confidential treatment of certain portions of this Exhibit.)
10.34	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Sam A. Brooks (10)*
10.35	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (10)*
10.36	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (10)*
10.37	Renal Care Group, Inc. 1999 Long-Term Incentive Plan (11)*
10.37.1	Amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (15)*
10.38	Stock Option Agreement, dated August 30, 1999, between the Company and Sam A. Brooks (13)*
10.39	Stock Option Agreement, dated August 30, 1999, between the Company and Gary A. Brukardt (13)*
10.40	Stock Option Agreement, dated August 30, 1999, between the Company and Raymond Hakim, M.D. (13)*
10.41	Stock Option Agreement, dated June 2, 1999, between the Company and Joseph C. Hutts (13)*
10.42	Stock Option Agreement, dated June 2, 1999, between the Company and Harry R. Jacobson, M.D. (13)*
10.43	Stock Option Agreement, dated July 22, 1999, between the Company and William V. Lapham (13)*
10.44	Stock Option Agreement, dated October 27, 1999, between the Company and R. Dirk Allison(14)*
10.45	Stock Option Agreement, dated June 8, 2000, between the Company and Joseph C. Hutts (17)*
10.46	Stock Option Agreement, dated June 8, 2000, between the Company and Harry R. Jacobson, M.D.(17)*
10.47	Stock Option Agreement, dated June 8, 2000, between the Company and William V. Lapham(17)*

Exhibit
Number	Description of Exhibits

10.48	Stock Option Agreement, dated June 8, 2000, between the Company and W. Thomas Meredith(17)*
10.49	Stock Option Agreement, dated September 19, 2000, between the Company and Sam A. Brooks (17)*
10.50	Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(17)*
10.51	Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(17)*
10.52	Stock Option Agreement, dated September 19, 2000, between the Company and R. Dirk Allison (17)*
10.53	Stock Option Agreement dated August 2, 2001 between the Company and Sam A. Brooks(18)*
10.54	Stock Option Agreement dated August 2, 2001 between the Company and R. Dirk Allison(18)*
10.55	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt(18)*
10.56	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim(18)*
10.57	Stock Option Agreement dated June 7, 2001 between the Company and Joseph C. Hutts(19)*
10.58	Stock Option Agreement dated June 7, 2001 between the Company and William V. Lapham(19)*
10.59	Stock Option Agreement dated June 7, 2001 between the Company and W. Thomas Meredith(19)*
10.60	Restricted Stock Award Agreement dated August 2, 2001 between the Company and Sam A. Brooks(20)*
10.61	Loan Agreement dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.(21)
10.62	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan(22)
10.63	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors(22)
10.64	Medical Director Services Agreement, dated May 1, 2002, between the Company and Tyler Nephrology Associates, P.A.
10.65	Medical Director Services Agreement, dated July 11, 2002 between the Company and Tyler Nephrology Associates, P.A.
10.66	Amendment No. 1 to Medical Director Services Agreement, effective as of May 1, 2002, between Renal Care Group Arizona, Inc. and Arizona Nephrology Associates, PLC
21.1	List of subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (contained on the signature page of this report)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.
(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1997 (Commission File No. 0-27640).
(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).
(6)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-13813) effective October 30, 1996.
(8)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).
(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).
(11)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).
(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).
(13)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).
(14)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1999 (Commission File No. 0-27640).
(15)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).
(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2000 (Commission File No. 0-27640).
(17)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

Exhibit
Number	Description of Exhibits

(18)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).
(19)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 0-27640).
(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-27640).
(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 0-27640).
(22)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 0-27640).

*	Management contract or executive compensation plan or arrangement.

STATEMENT OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
OF RENAL CARE GROUP, INC.
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
§ 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Renal Care Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned being the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sam A. Brooks Sam A. Brooks Chairman, President and Chief Executive Officer March 18, 2003

/s/ R. Dirk Allison R. Dirk Allison Executive Vice President and Chief Financial Officer March 18, 2003