Form 10-Q
period 2003-03-31
RENAL CARE GROUP INC
filed 2003-05-15
CIK 920052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 9, 2003

Common Stock, $.01 par value	48,260,146

RENAL CARE GROUP, INC.

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - December 31, 2002 and March 31, 2003 (unaudited)	1
Condensed Consolidated Income Statements — (unaudited) For the three months ended March 31, 2002 and 2003	2
Condensed Consolidated Statements of Cash Flows — (unaudited) For the three months ended March 31, 2002 and 2003	3
Notes to Condensed Consolidated Financial Statements — (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Risk Factors	11
Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	19

Note: Item 3 of Part I, and Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2002	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,359	$44,115
Accounts receivable, net	152,440	160,418
Inventories	23,336	16,884
Prepaid expenses and other current assets	19,486	14,090
Deferred income taxes	12,240	12,240

Total current assets	245,861	247,747
Property, plant and equipment, net	202,972	209,436
Intangible assets, net	12,110	11,596
Other assets	3,514	3,369
Goodwill	275,666	275,573

Total assets	$740,123	$747,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,213	$89,299
Due to third-party payors	32,611	39,640
Income taxes payable	1,423	3,919
Current portion of long-term debt	133	139

Total current liabilities	135,380	132,997
Long-term debt, net of current portion	10,161	2,735
Deferred income taxes	19,288	19,288
Minority interest	31,406	28,094

Total liabilities	196,235	183,114

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 51,176 and 51,310 shares issued at December 31, 2002 and March 31, 2003, respectively	512	513
Treasury stock, 2,983 and 3,135 shares of common stock at
December 31, 2002 and March 31, 2003, respectively	(93,953)	(98,333)
Additional paid-in capital	309,355	312,701
Retained earnings	327,974	349,726

Total stockholders’ equity	543,888	564,607

Total liabilities and stockholders’ equity	$740,123	$747,721

     See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

Net revenue	$206,678	$242,143
Operating costs and expenses:
Patient care costs	134,712	157,477
General and administrative expenses	17,560	26,288
Provision for doubtful accounts	5,484	6,412
Depreciation and amortization	9,362	10,298

Total operating costs and expenses	167,118	200,475

Income from operations	39,560	41,668
Interest expense, net	173	285

Income before minority interest and income taxes	39,387	41,383
Minority interest	4,710	6,308

Income before income taxes	34,677	35,075
Provision for income taxes	13,184	13,323

Net income	$21,493	$21,752

Net income per share:
Basic	$0.43	$0.45

Diluted	$0.42	$0.44

Weighted average shares outstanding:
Basic	49,426	48,182

Diluted	51,222	49,430

     See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2002	2003

OPERATING ACTIVITIES
Net income	$21,493	$21,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,362	10,298
Loss on disposal of property and equipment	—	136
Distributions to minority shareholders	(2,818)	(9,620)
Income applicable to minority interest	4,710	6,308
Changes in operating assets and liabilities, net of effects from acquisitions	12,459	3,306

Net cash provided by operating activities	45,206	32,180
INVESTING ACTIVITIES
Purchases of property and equipment	(13,001)	(17,896)
Cash paid for acquisitions, net of cash acquired	(2,676)	—
Change in other assets	(1,048)	225

Net cash used in investing activities	(16,725)	(17,671)
FINANCING ACTIVITIES
Net payments of debt	(152)	(7,420)
Net proceeds from issuance of common stock	5,181	3,047
Investment by joint venture partner	2,896	—
Repurchase of treasury shares	(8,309)	(4,380)

Net cash used in financing activities	(384)	(8,753)

Increase in cash and cash equivalents	28,097	5,756
Cash and cash equivalents at beginning of period	27,423	38,359

Cash and cash equivalents at end of period	$55,520	$44,115

     See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of March 31, 2003, the Company provided dialysis and ancillary services to over 20,600 patients through more than 270 owned outpatient dialysis centers in 27 states, in addition to providing acute dialysis services at approximately 120 hospitals.

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

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the three months ended March 31, 2003, approximately 56% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for either 2002 or 2003.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. The Company receives separate reimbursement outside the composite rate for some other services, laboratory tests and drugs, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients.

     If a patient has private health insurance, that patient’s treatment is typically reimbursed at rates significantly higher than Medicare during the first 30 months of care. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and is usually higher than the Medicare composite rate. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because the Company was already under contract with Amgen through 2002, this price increase did not affect its results of operations during 2002. Key components of the 2002 pricing formula were maintained in the Company’s 2003 contract with Amgen. Therefore, while the 2002 price increases will have an adverse affect on the Company’s 2003 results of operations, the Company believes it should be able to mitigate a substantial portion of the increase.

Interim Financial Statements

     In the opinion of management, the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The Company suggests that persons read these financial statements in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-K, as filed with the SEC on March 18, 2003.

2.     Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations as previously reported.

3.     Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended March 31,

	2002	2003

Numerator:
Numerator for basic and diluted net income per share – net income	$21,493	$21,752

Denominator:
Denominator for basic net income per share – weighted-average shares	49,426	48,182
Effect of dilutive securities:
Stock options	1,700	1,248
Warrants	96	—

Denominator for diluted net income per share – adjusted weighted-average shares and assumed conversions	51,222	49,430

Net income per share
Basic	$0.43	$0.45

Diluted	$0.42	$0.44

4.     Stock-Based Compensation

     The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In accordance with that opinion, the Company recognizes no compensation expense when it grants fixed options to employees and directors, because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the dates of grant. Option grants to medical directors and non-vested stock grants are expensed at the dates of grant over their vesting period.

     The following table represents the pro forma effect on net income and net income per share as if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended March 31,

	2002	2003

Net income, as reported	$21,493	$21,752
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	95	61
Less: stock-based compensation expense, net of related tax effects, determined by the fair value based method	(1,840)	(2,487)

Pro forma net income	$19,748	$19,326

Net income per share:
Basic, as reported	$0.43	$0.45

Basic, pro forma	$0.40	$0.40

Diluted, as reported	$0.42	$0.44

Diluted, pro forma	$0.39	$0.39

     The effects of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income for future periods.

5.     Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of March 31, 2003, a total of 11 suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

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

     The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company believes these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

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

6.     Defined Benefit Plan

     Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make ten annual payments of $650 each to Mr. Brooks or his beneficiary, beginning in 2004 or a month after the date of his death. As a result, the Company recorded a $5,376 charge representing the pre-tax net present value of such payments and $54 of interest expense during the first quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

     Net Revenue. Net revenue increased from $206.7 million for the three months ended March 31, 2002 to $242.1 million for the three months ended March 31, 2003, an increase of $35.5 million, or 17.2%. This increase resulted primarily from a 10.8% increase in the number of treatments performed by Renal Care Group from 707,483 in the 2002 period to 783,841 in the 2003 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.5% increase in same-market treatments for 2003 over 2002. In addition, average net revenue per dialysis treatment increased 6.2% from $290 in 2002 to $308 in 2003. The increase in revenue per treatment was largely due to a rate increase to private payors that Renal Care Group implemented in the fourth quarter of 2002 and, to a lesser extent, an increase in utilization of certain ancillary drugs. Management believes that the Company will face reductions in reimbursement rates from state Medicaid programs in 2003 and 2004 and that the Company may face reductions in rates from commercial insurers or resistance to rate increases from commercial insurers in 2003 and 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $134.7 million for the three months ended March 31, 2002, to $157.5 million for the three months ended March 31, 2003, an increase of 16.9%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased slightly from 65.2% in the 2002 period to 65.0% in the 2003 period. Patient care costs per treatment increased 5.8% from $190 in the 2002 period to $201 in the 2003 period. The increase in patient care costs per treatment was due to increases in the price of EPO, increases in the cost of insurance, increases in self-insurance accruals and the increase in utilization of certain ancillary drugs. Management believes that the Company will face increases in the cost of EPO, insurance and self-insurance, and labor throughout 2003.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $17.6 million for the three months ended March 31, 2002 to $26.3 million for the three months ended March 31, 2003, an increase of 49.7%. This increase is primarily attributable to a $5.4 million charge recorded in the first quarter of 2003 related to a supplemental retirement benefit plan for the Company’s former Chairman, Chief Executive Officer and President that was adopted in January 2003. General and administrative expenses as a percentage of net revenue increased from 8.5% in 2002 to 10.9% in 2003. The retirement package charge represents approximately 220 basis points of the increase in general and administrative expenses as a percentage of net revenue.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $5.5 million for the three months ended March 31, 2002 to $6.4 million for the three months ended March 31, 2003, an increase of $928,000, or 16.9%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2002 to 2.6% in 2003.

     Depreciation and Amortization. Depreciation and amortization increased from $9.4 million for the three months ended March 31, 2002 to $10.3 million for the three months ended March 31, 2003, an increase of 10.0%. This increase was due to openings of new dialysis facilities, normal replacement costs of dialysis facilities and equipment, purchases of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased slightly from 4.5% in 2002 to 4.3% in 2003.

     Income from Operations. Income from operations increased from $39.6 million for the three months ended March 31, 2002 to $41.7 million for the three months ended March 31, 2003, an increase of 5.3%. Income from operations as a percentage of net revenue decreased from 19.1% in the 2002 period to 17.2% in the 2003 period principally as a result of the adoption of the retirement package for the former Chairman, Chief Executive Officer and President, which was partially offset by operational improvements described above.

     Interest Expense, Net. Interest expense increased from $173,000 for the three months ended March 31, 2002 to $285,000 for the three months ended March 31, 2003. This increase was due to higher average borrowings outstanding during the quarter.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, the financial results of which entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased from 2.3% in 2002 to 2.6% in 2003. This increase was the result of continued financial improvements of Renal Care Group’s larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $13.2 million for the three months ended March 31, 2002 to $13.3 million for the three months ended March 31, 2003, an increase of $139,000 or 1.1%. The increase is a result of the increase in pre-tax earnings described above. The Company’s effective tax rate of the Company remained consistent at 38.0% in the 2002 and 2003 periods.

     Net Income. Net income increased from $21.5 million for the three months ended March 31, 2002 to $21.8 million for the three months ended March 31, 2003, an increase of $259,000 or 1.2%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of its common stock and to finance working capital needs. At March 31, 2003, the Company’s working capital was $114.8 million, cash and cash equivalents were $44.1 million, and the Company’s current ratio was approximately 1.9 to 1.

     Net cash provided by operating activities was $32.2 million for the three months ended March 31, 2003. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable, offset by distributions to our minority interest partners of $9.6 million. Net cash used in investing activities was $17.7 million for the three months ended

March 31, 2003. Cash used in investing activities consisted primarily of $17.9 million of purchases of property and equipment. Net cash used in financing activities was $8.8 million for the three months ended March 31, 2003. Cash used in financing activities primarily reflects net payments of debt of $7.4 million and repurchases of Renal Care Group common stock of $4.4 million both of which were offset by $3.0 million in net proceeds from the issuance of common stock as options were exercised and from shares purchased under the Company’s employee stock purchase plan.

     In July 2002, Renal Care Group entered into two credit agreements with a group of banks totaling $150.0 million consisting of a $100.0 million Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50.0 million Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 1, 2005 and the 364-day Facility has a final maturity of June 30, 2003. The Multi-Year Facility replaced the Company’s First Amended and Restated Loan Agreement. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of either credit agreement may be used for any single acquisition without the consent of the lenders. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

     Capital expenditures of between $65.0 million and $75.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2003. The Company has made capital expenditures of $17.9 million through March 31, 2003. The Company expects that remaining capital expenditures in 2003 will be funded with cash provided by operating activities and the Company’s existing credit facilities. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing Renal Care Group common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In November 2002, the Company announced that its Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $200.0 million in Company stock. In the first quarter of 2003, the Company repurchased 152,000 shares of common stock for $4.4 million. As of March 31, 2003, the Company had repurchased 3.1 million shares under the plan for a total of $98.3 million.

Critical Accounting Policies

     The Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, and impairment of long-lived assets and long-lived assets to be disposed of. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degrees of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the annual report on Form 10-K as filed with the SEC on March 18, 2003.

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

If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 49% of our net revenue for 2001, 50% of our net revenue for 2002 and 49% of our net revenue for the three months ended March 31, 2003 consisted of reimbursements from Medicare, including the administration of EPO to treat anemia. We also estimate that approximately 6% of our net revenue for 2001, 7% of our net revenue for 2002 and 7% of our net revenue for the three months ended March 31, 2003 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed reviewing and potentially recalculating the average wholesale prices of some drugs, including some of the drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. Because we are unable to predict accurately whether reimbursement will be changed and, if so, by how much, we are unable to quantify what the net effect of changes in reimbursement for these drugs would have on our revenue and earnings.

If States Lower Medicaid Reimbursement, Then We Would be Less Profitable

     The Medicaid programs in some of the states in which we operate reimburse us at rates higher than those paid by Medicare. Some of these programs, like Washington’s, have approved reductions in reimbursement. Other programs, like Wisconsin’s, have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. If all of the states in which we operate that have Medicaid rates that are higher than Medicare rates were to reduce their rates for all of our services to Medicare rates and if we are unable to mitigate any of the effect of those reductions, then our earnings per share could be adversely affected by between $0.10 and $0.15 per share. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement might occur and what their precise effect will be.

If Reimbursement for EPO Decreases, Then We Could be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 25% of our net revenue for 2001, 23% of our net revenue for 2002, and 24% of our net revenue for the three months ended March 31, 2003. Most of our payments for EPO come from government programs. For the three months ended March 31, 2003, Medicare and Medicaid reimbursement represented approximately 56% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2002 because our contract with Amgen had pricing protection through 2002, but has adversely affected our earnings in the first quarter of 2003 and will continue to adversely affect us throughout 2003. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

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

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 45% of our net revenue for 2001, 43% of our net revenue for 2002 and 44% of our net revenue for the three months ended March 31, 2003 were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle so that our ability to raise rates to private insurers and managed care companies could be more limited in the future than we have experienced recently. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

If Local Physicians Stop Sending Patients to Our Centers or Were Prohibited From Doing so for Regulatory Reasons, Then Our Revenue and Earnings Would Decline

     Our dialysis centers depend on local nephrologists sending patients to the centers. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more of these physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of local physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders. If the medical director relationship or stock ownership were found to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians acting as medical directors or owning our stock could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, which could result in a loss of patients since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

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

If We Lose Any of Our Executive Officers, or Are Unable To Attract and Retain Qualified Nurses and Medical Directors, Then Our Ability To Run Our Business Could be Adversely Affected, and Our Revenue and Earnings Could Decline

     We depend on the services of our executive officers William P. Johnston, our Chairman, Gary A. Brukardt, our President and Chief Executive Officer, Raymond Hakim, M.D., Ph.D. and R. Dirk Allison, each an Executive Vice President and Douglas B. Chappell, our General Counsel. Mr. Brukardt and Dr. Hakim have each been with Renal Care Group since its formation. The services of our executive officers would be difficult to replace. We recently selected Mr. Johnston as our Chairman and Mr. Brukardt as our President and Chief Executive Officer, and we cannot predict what impact the loss of Mr. Brooks, our previous Chairman, President and Chief Executive Officer and the appointment of Mr. Johnston and Mr. Brukardt in these positions will have on Renal Care Group.

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

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when impairment is identified. If impairment is identified and we are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

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

If Our Costs of Insurance and Claims Increase, Then Our Earnings Could Decrease

     Renal Care Group currently maintains programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. Our earnings could be materially and adversely affected by any of the following:

•	further increases in premiums, deductible and self-insurance retentions;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $28.05 per share to a high closing price of $31.60 per share during the three months ended March 31, 2003. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

	10.37.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan
	10.67	Renal Care Group, Inc. Supplemental Benefit Plan
	10.68	Plan Agreement dated February 25, 2003 between Renal Care Group, Inc. and Sam A. Brooks
	10.69	Form of Indemnity Agreement between the Company and directors and certain officers
	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed January 16, 2003
Form 8-K filed January 31, 2003
Form 8-K filed February 27, 2003
Form 8-K filed March 24, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

May 15, 2003	BY:	/s/ R. Dirk Allison R. Dirk Allison Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

CERTIFICATION

     I, Gary Brukardt, President and Chief Executive Officer of Renal Care Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Renal Care Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Gary Brukardt Gary Brukardt President and Chief Executive Officer

CERTIFICATION

     I, R. Dirk Allison, Executive Vice President and Chief Financial Officer of Renal Care Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Renal Care Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ R. Dirk Allison R. Dirk Allison Executive Vice President and Chief Financial Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and
Description of Exhibit

10.37.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan
10.67	Renal Care Group, Inc. Supplemental Benefit Plan
10.68	Plan Agreement dated February 25, 2003 between Renal Care Group, Inc. and Sam A. Brooks
10.69	Form of Indemnity Agreement between the Company and directors and certain officers
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002