Form 10-Q
period 2003-06-30
RENAL CARE GROUP INC
filed 2003-08-08
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 6, 2003
Common Stock, $.01 par value	49,198,412

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Income Statements
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
EX-10.17 EMPLOYMENT AGREEMENT
EX-10.18.4 SECOND AMENDMENT TO LOAN AGREEMENT
EX-10.68.1 AMENDMENT NO. 1 TO PLAN AGREEMENT
EX-10.70 STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets -
	December 31, 2002 and June 30, 2003 (unaudited)	1
	Condensed Consolidated Income Statements - (unaudited)
	For the three months and six months ended June 30, 2002 and 2003	2
	Condensed Consolidated Statements of Cash Flows - (unaudited)
	For the six months ended June 30, 2002 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
	Risk Factors	12
Item 4.	Controls and Procedures	20
PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

Note: Item 3 of Part I, and Items 1, 2, 3, and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	June 30,
	2002	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,359	$83,344
Accounts receivable, net	152,440	162,994
Inventories	23,336	15,209
Prepaid expenses and other current assets	19,486	21,079
Deferred income taxes	12,240	12,240

Total current assets	245,861	294,866
Property, plant and equipment, net	202,972	215,519
Intangible assets, net	12,110	12,730
Other assets	3,514	3,232
Goodwill	275,666	279,490

Total assets	$740,123	$805,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,213	$86,623
Due to third-party payors	32,611	40,656
Income taxes payable	1,423	6,334
Current portion of long-term debt	133	357

Total current liabilities	135,380	133,970
Long-term debt, net of current portion	10,161	2,697
Other long-term liabilities	—	4,792
Deferred income taxes	19,288	19,288
Minority interest	31,406	31,637

Total liabilities	196,235	192,384

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 51,176 and 52,201 shares issued at December 31, 2002 and June 30, 2003, respectively	512	522
Treasury stock, 2,983 and 3,135 shares of common stock at December 31, 2002 and June 30, 2003, respectively	(93,953)	(98,333)
Additional paid-in capital	309,355	335,725
Retained earnings	327,974	375,539

Total stockholders’ equity	543,888	613,453

Total liabilities and stockholders’ equity	$740,123	$805,837

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net revenue	$222,169	$247,061	$428,847	$489,204
Operating costs and expenses:
Patient care costs	145,750	159,998	280,462	317,475
General and administrative expenses	18,787	21,187	36,347	47,475
Provision for doubtful accounts	5,736	6,468	11,220	12,880
Depreciation and amortization	9,933	11,579	19,295	21,877

Total operating costs and expenses	180,206	199,232	347,324	399,707

Income from operations	41,963	47,829	81,523	89,497
Interest expense, net	138	165	311	450

Income before minority interest and income taxes	41,825	47,664	81,212	89,047
Minority interest	5,307	6,029	10,017	12,337

Income before income taxes	36,518	41,635	71,195	76,710
Provision for income taxes	13,876	15,822	27,060	29,145

Net income	$22,642	$25,813	$44,135	$47,565

Net income per share:
Basic	$0.46	$0.53	$0.89	$0.98

Diluted	$0.44	$0.52	$0.86	$0.96

Weighted average shares outstanding:
Basic	49,474	48,537	49,450	48,359

Diluted	51,369	49,931	51,296	49,681

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2002	2003

OPERATING ACTIVITIES
Net income	$44,135	$47,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,295	21,877
Loss on disposal of property and equipment	—	312
Distributions to minority shareholders	(3,425)	(12,381)
Income applicable to minority interest	10,017	12,337
Changes in operating assets and liabilities, net of effects from acquisitions	6,669	5,404

Net cash provided by operating activities	76,691	75,114
INVESTING ACTIVITIES
Purchases of property and equipment	(30,250)	(34,517)
Cash paid for acquisitions, net of cash acquired	(18,932)	(5,492)
Change in other assets	(2,190)	(780)

Net cash used in investing activities	(51,372)	(40,789)
FINANCING ACTIVITIES
Net payments of debt	(1,536)	(7,240)
Net proceeds from issuance of common stock	8,339	22,280
Investment by joint venture partner	2,896	—
Repurchase of treasury shares	(22,223)	(4,380)

Net cash (used in) provided by financing activities	(12,524)	10,660

Increase in cash and cash equivalents	12,795	44,985
Cash and cash equivalents at beginning of period	27,423	38,359

Cash and cash equivalents at end of period	$40,218	$83,344

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of June 30, 2003, the Company provided dialysis and ancillary services to over 21,100 patients through 278 owned outpatient dialysis centers in 27 states, in addition to providing acute dialysis services at approximately 120 hospitals.

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

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the six months ended June 30, 2003, approximately 55% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for either 2002 or 2003.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. The Company receives separate reimbursement outside the composite rate for some other services, drugs, including specific drugs such as EPO, and some physician-ordered tests, including laboratory tests, provided to dialysis patients.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because the Company was already under contract with Amgen through 2002, this price increase did not affect its results of operations during 2002. Key components of the 2002 pricing formula were maintained in the Company’s 2003 contract with Amgen. Therefore, while the 2002 price increases have had and will continue to have an adverse affect on the Company’s 2003 results of operations, the Company believes it will be able to mitigate approximately 80% of the increase.

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

2. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Numerator:
Numerator for basic and diluted net income per share — net income	$22,642	$25,813	$44,135	$47,565
Denominator:
Denominator for basic net income per share — weighted-average shares	49,474	48,537	49,450	48,359
Effect of dilutive securities:
Stock options	1,798	1,394	1,749	1,322
Warrants	97	—	97	—

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	51,369	49,931	51,296	49,681

Net income per share:
Basic	$0.46	$0.53	$0.89	$0.98

Diluted	$0.44	$0.52	$0.86	$0.96

3. Stock-Based Compensation

     The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In accordance with that opinion, the Company recognizes no compensation expense when it grants fixed options to employees and directors, because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the dates of grant. Option grants to medical directors and non-vested stock grants are expensed over their vesting periods.

     The following table represents the pro forma effect on net income and net income per share as if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income, as reported	$22,642	$25,813	$44,135	$47,565
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	95	283	190	344
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(1,884)	(2,276)	(3,724)	(4,763)

Pro forma net income	$20,853	$23,820	$40,601	$43,146

Net income per share:
Basic, as reported	$0.46	$0.53	$0.89	$0.98

Basic, pro forma	$0.42	$0.49	$0.82	$0.89

Diluted, as reported	$0.44	$0.52	$0.86	$0.96

Diluted, pro forma	$0.41	$0.48	$0.79	$0.87

     The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

4. Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of June 30, 2003, a total of eight suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

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

5. Defined Benefit Plan

     Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make 120 monthly payments of $54 each to Mr. Brook’s beneficiary, beginning in April 2003. As a result, the Company recorded a $5,350 charge representing the pre-tax net present value of such payments during the first quarter of 2003. As of June 30, 2003 the Company has accrued $5,321 relating to this defined benefit plan.

6. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of determining the impact of FIN 46, but has not fully completed its evaluation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003

     Net Revenue. Net revenue increased from $222.2 million for the three months ended June 30, 2002 to $247.1 million for the three months ended June 30, 2003, an increase of $24.9 million, or 11.2%. This increase resulted primarily from an 8.4% increase in the number of treatments performed by Renal Care Group from 746,490 in the 2002 period to 809,413 in the 2003 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.3% increase in same-market treatments for the 2003 period over the 2002 period. In addition, average net revenue per dialysis treatment increased 2.7% from $296 in 2002 to $304 in 2003. The increase in revenue per treatment was largely due to a rate increase to private payors that Renal Care Group implemented in the fourth quarter of 2002 and, to a lesser extent, an increase in utilization of certain ancillary drugs. This increase has been partially offset by pricing pressure from a number of managed care organizations and a change in the Medicare reimbursement methodology for the drug, Zemplar, which reduced Medicare revenue per treatment. Management believes that the Company will continue to face reductions in reimbursement rates from state Medicaid programs, as well as reductions in rates from commercial insurers or resistance to rate increases from commercial insurers for the remainder of 2003 and in 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $145.8 million for the three months ended June 30, 2002 to $160.0 million for the three months ended June 30, 2003, an increase of 9.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased slightly from 65.6% in the 2002 period to 64.8% in the 2003 period. Patient care costs per treatment increased 1.5% from $195 in the 2002 period to $198 in the 2003 period. The increase in patient care costs per treatment was due to increases in the price of EPO, the cost of insurance, and the utilization of certain ancillary drugs. Management believes that the Company will continue to face increases in the cost of labor and insurance for the remainder of 2003.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $18.8 million for the three months ended June 30, 2002 to $21.2 million for the three months ended June 30, 2003, an increase of 12.8%. General and administrative expenses as a percentage of net revenue increased slightly from 8.5% in 2002 to 8.6% in 2003.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $5.7 million for the three months ended June 30, 2002 to $6.5 million for the three months ended June 30, 2003, an increase of $732,000, or 12.8%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.6% in 2002 and 2003.

     Depreciation and Amortization. Depreciation and amortization increased from $9.9 million for the three months ended June 30, 2002 to $11.6 million for the three months ended June 30, 2003, an increase of 16.6%. This increase was due to openings of new dialysis facilities, normal replacement costs of dialysis facilities and equipment, purchases of information systems and the amortization of separately identifiable intangible assets associated with acquisitions.

     Income from Operations. Income from operations increased from $42.0 million for the three months ended June 30, 2002 to $47.8 million for the three months ended June 30, 2003, an increase of 14.0%. Income from operations as a percentage of net revenue increased from 18.9% in the 2002 period to 19.4% in the 2003 period caused by operational improvements described above.

     Interest Expense, Net. Interest expense increased slightly from $138,000 for the three months ended June 30, 2002 to $165,000 for the three months ended June 30, 2003. This increase was principally due to the amortization of debt issuance costs associated with the Company’s line of credit.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, the financial results of which entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue was 2.4% in 2002 and 2003.

     Provision for Income Taxes. Income tax expense increased from $13.9 million for the three months ended June 30, 2002 to $15.8 million for the three months ended June 30, 2003, an increase of $1.9 million or 14.0%. The increase is a result of the increase in pre-tax earnings described above. The Company’s effective tax rate of the Company remained consistent at 38.0% for the 2002 and 2003 periods.

     Net Income. Net income increased from $22.6 million for the three months ended June 30, 2002 to $25.8 million for the three months ended June 30, 2003, an increase of $3.2 million or 14.0%. The increase is a result of the items discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2003

     Net Revenue. Net revenue increased from $428.8 million for the six months ended June 30, 2002 to $489.2 million for the six months ended June 30, 2003, an increase of $60.4 million, or 14.1%. This increase resulted primarily from a 9.6% increase in the number of treatments from 1,453,973 in 2002 to 1,593,254 in 2003. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.4% increase in same-market treatments for the 2003 over the 2002 period. In addition, average net revenue per dialysis treatment increased 4.4% from $293 in 2002 to $306 in 2003. The increase in revenue per treatment was primarily due to the implementation of a rate increase to private payors in the fourth quarter of 2002. This increase has been partially offset by pricing pressure from a number of managed care organizations and a change in the Medicare reimbursement methodology for the drug, Zemplar, which reduced Medicare revenue per treatment. Management believes that the Company will continue to face reductions in reimbursement rates from state Medicaid programs, as well as reductions in rates from commercial insurers or resistance to rate increases from commercial insurers for the remainder of 2003 and in 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $280.5 million for the six months ended June 30, 2002 to $317.5 million for the six months ended June 30, 2003, an increase of 13.2%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.4% in 2002 to 64.9% in 2003. Patient care costs per treatment increased 3.1% from $193 in 2002 to $199 in 2003. These increases were due to the EPO price increase, increased labor costs to address wage pressures in many of the Company’s markets and the increase in utilization of certain drugs. Management believes that the Company will continue to face increases in the cost of labor and insurance for the remainder of 2003.

     General and Administrative Expenses. General and administrative expenses increased from $36.3 million for the six months ended June 30, 2002 to $47.5 million for the six months ended June 30, 2003, an increase of 30.6%. This increase is primarily attributable to a $5.4 million charge recorded in the first quarter of 2003 related to a supplemental retirement benefit plan for the Company’s former Chairman, Chief Executive Officer and President that was adopted in January 2003. General and administrative expenses as a percentage of revenue increased from 8.5% in 2002 to 9.7% in 2003. The retirement package charge represents approximately 110 basis points of the increase in general and administrative expenses as a percentage of net revenue.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $11.2 million for the six months ended June 30, 2002 to $12.9 million for the six months ended June 30, 2003, an increase of $1.7 million, or 14.8%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.6% in 2002 and 2003.

     Depreciation and Amortization. Depreciation and amortization increased from $19.3 million for the six months ended June 30, 2002 to $21.9 million for the six months ended June 30, 2003, an increase of $2.6 million, or 13.4%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the separately identifiable intangible assets associated with the acquisitions accounted for as purchases.

     Income from Operations. Income from operations increased from $81.5 million for the six months ended June 30, 2002 to $89.5 million for the six months ended June 30, 2003, an increase of $8.0 million, or 9.8%. Income from operations as a percentage of net revenue decreased from 19.0% in the 2002 period to 18.3% in the 2003 period as a result of the adoption of the retirement package for the former chairman, chief executive officer, and president, as well as the factors discussed above.

     Interest Expense, Net. Interest expense increased from $311,000 for the six months ended June 30, 2002 to $450,000 for the six months ended June 30, 2003. The increase was the result of higher average borrowings in 2003, and the amortization of debt issuance costs.

     Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, whose financial results are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.5% in 2003 from 2.3% in 2002. This increase was the result of continued financial improvements in Renal Care Group’s larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $27.1 million for the six months ended June 30, 2002 to $29.1 million for the six months ended June 30, 2003, an increase of $2.1 million or 7.7%. The increase is a result of the increase in pre-tax earnings described above. The Company’s effective tax rate remained consistent at 38.0% for the 2002 and 2003 periods.

     Net Income. Net income increased from $44.1 million for the six months ended June 30, 2002 to $47.6 million for the six months ended June 30, 2003, an increase of $3.4 million or 7.8%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of its common stock and to finance working capital needs. At June 30, 2003, the Company’s working capital was $160.9 million, cash and cash equivalents were $83.3 million, and the Company’s current ratio was approximately 2.2 to 1.

     Net cash provided by operating activities was $75.1 million for the six months ended June 30, 2003. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable, offset by distributions of $12.4 million to minority partners. Net cash used in investing activities was $40.8 million for the six months ended June 30, 2003. Cash used in investing activities consisted primarily of $34.5 million of purchases of property and equipment and $5.5 million of cash paid for acquisitions. Net cash provided by financing activities was $10.7 million for the six months ended June 30, 2003. Cash provided by financing activities primarily reflects $22.3 million in net proceeds from the issuance of common stock as options were exercised and from shares purchased under the Company’s employee stock purchase plan which was offset by net payments of debt of $7.2 million and repurchases of Renal Care Group common stock of $4.4 million.

     In July 2002, Renal Care Group entered into two credit agreements with a group of banks totaling $150.0 million consisting of a $100.0 million Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50.0 million Loan Agreement (the “364-day Facility”). The Multi-Year Facility has a final maturity of July 1, 2005 and the 364-day Facility had a final maturity of June 30, 2003, which was extended to June 30, 2004 by an amendment entered into in June 2003. Borrowings under the credit agreements may be used for acquisitions, capital expenditures, working capital and general corporate purposes. No more than $25.0 million of either credit agreement may be used for any single acquisition without the consent of the lenders. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to the Company if interest rates rise.

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

     Capital expenditures of between $65.0 million and $75.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities are planned in 2003. Renal Care Group has made capital expenditures of $34.5 million through June 30, 2003. The Company expects that remaining capital expenditures in 2003 will be funded with cash provided by operating activities and the Company’s existing credit facilities. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing Renal Care Group common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In November 2002, the Company announced that its Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $200.0 million in common stock. In the first quarter of 2003, Renal Care Group repurchased 152,000 shares of common stock for $4.4 million. The Company did not repurchase shares of common stock during the second quarter of 2003. As of June 30, 2003, Renal Care Group had repurchased 3.1 million shares under the plan for a total of $98.3 million.

Critical Accounting Policies

     The Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, and impairment of long-lived assets and long-lived assets to be disposed of. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degrees of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the Company’s annual report on Form 10-K as filed with the SEC on March 18, 2003.

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

If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 49% of our net revenue for 2001, 50% of our net revenue for 2002 and 49% of our net revenue for the six months ended June 30, 2003 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO to treat anemia. We also estimate that approximately 6% of our net revenue for 2001, 7% of our net revenue for 2002 and 6% of our net revenue for the six months ended June 30, 2003 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress and CMS have proposed reviewing and potentially recalculating the average wholesale prices of some drugs, including some of the drugs that we bill for outside of the flat composite rate. CMS has indicated that it believes the average wholesale prices on which it currently bases reimbursement are too high and that Medicare reimbursement for these drugs is, therefore, too high. We are unable to predict accurately whether reimbursement will be changed and, if so, by how much; therefore, we are unable to quantify what the net effect of changes in the flat composite rate or reimbursement for ancillary drugs would have on our revenue and earnings.

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

If Reimbursement for EPO Decreases, Then We Could be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 25% of our net revenue for 2001, 23% of our net revenue for 2002, and 24% of our net revenue for the six months ended June 30, 2003. Most of our payments for EPO come from government programs. For the six months ended June 30, 2003, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

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

If Amgen Markets Aranesp for ESRD Patients, Then We Could be Less Profitable

     Amgen has developed and obtained FDA approval for a new drug to treat anemia marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for between two and three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

•	Our margins realized from the administration of Aranesp® could be lower than the margins realized on the administration of EPO; or

•	Physicians could decide to administer Aranesp® in their offices, and we would not recognize revenue or profit from the administration of EPO or Aranesp®.

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 45% of our net revenue for 2001, 43% of our net revenue for 2002 and 45% of our net revenue for the six months ended June 30, 2003 were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies will likely be more limited over the next several years than it has been in the recent past. As a result, any of the following events could have a material adverse effect on our revenue and earnings:

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

If Local Physicians Stop Sending Patients to Our Centers or Were Prohibited From Doing so for Regulatory Reasons, Then Our Revenue and Earnings Would Decline

     Our dialysis centers depend on local nephrologists sending patients to the centers. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more of these physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of local physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders. If the medical director relationship or stock ownership were found to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians acting as medical directors or owning our stock could be forced to stop referring patients to our centers. Further, we may not be able to renew or renegotiate our medical director agreements successfully, or we may not be able to enforce the non-competition provision of some of our medical director agreements, any of which could result in a loss of patients since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

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

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania, and another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, Then We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire smaller providers. There are a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Two of our major competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are significantly larger than we are and have greater financial resources and more established operations. We cannot assure you that we will be able to compete effectively with any of our competitors.

If We Lose Any of Our Executive Officers, Then Our Ability To Run Our Business Could be Adversely Affected, and Our Revenue and Earnings Could Decline

     We depend on the services of our executive officers William P. Johnston, our Executive Chairman, Gary A. Brukardt, our President and Chief Executive Officer, Raymond M. Hakim, M.D., Ph.D. and R. Dirk Allison, each an Executive Vice President, and Douglas B. Chappell, our General Counsel. Mr. Brukardt and Dr. Hakim have each been with Renal Care Group since its formation. The services of our executive officers would be difficult to replace. We recently selected Mr. Johnston as our Executive Chairman and Mr. Brukardt as our President and Chief Executive Officer, and we cannot predict what impact the loss of Mr. Brooks, our previous Chairman, President and Chief Executive Officer and the appointment of Mr. Johnston and Mr. Brukardt in these positions will have on Renal Care Group.

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

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when impairment is identified. If we identify impairment and are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $28.05 per share to a high closing price of $35.21 per share during the six months ended June 30, 2003. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

ITEM 4. CONTROLS AND PROCEDURES

     (a)  The Company’s chief executive officer and chief financial officer evaluated Renal Care Group’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report Renal Care Group maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in Renal Care Group’s reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

     (b)  There have been no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 11, 2003, the Annual Meeting of Stockholders of Renal Care Group, Inc. was held in Nashville, Tennessee for the following purposes and with the following results:

1.	To elect Stephen D. McMurray, M.D. and William V. Lapham as Class I Directors, each to serve for a term of three (3) years and until his successor is elected:

	FOR	ABSTAIN

Election of Stephen D. McMurray, M.D.	43,057,246	1,801,523
Election of William V. Lapham	43,450,508	1,408,261

Directors whose terms continued following the meeting but who were not subject to election at the meeting are: Joseph C. Hutts, Harry R. Jacobson, M.D., Thomas A. Lowery, M.D., and Kenneth E. Johnson, Jr., M.D.

2.	To approve an amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) to increase the number of shares available for issuance thereunder:

FOR	AGAINST	ABSTAIN

36,531,896	8,243,034	83,839

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:
10.17	Employment Agreement, dated April 28, 2003, between the Company and Gary A. Brukardt
10.18.4	Second Amendment dated as of July 27, 2003 to the Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A
10.68.1	Amendment #1 to Plan Agreement under the Renal Care Group, Inc. Supplemental Benefit Plan dated as of May 29, 2003
10.70	Stock Option Agreement, dated April 28, 2003, between the Company and Gary A. Brukardt
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
Form 8-K filed April 29, 2003
Form 8-K filed May 1, 2003
Form 8-K filed May 1, 2003
Form 8-K filed June 24, 2003

* In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

August 8, 2003	BY:	/s/ R. Dirk Allison

R. Dirk Allison Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and
Description of Exhibit

10.17	Employment Agreement, dated April 28, 2003, between the Company and Gary A. Brukardt
10.18.4	Second Amendment dated as of July 27, 2003 to the Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A
10.68.1	Amendment #1 to Plan Agreement under the Renal Care Group, Inc. Supplemental Benefit Plan dated as of May 29, 2003
10.70	Stock Option Agreement, dated April 28, 2003, between the Company and Gary A. Brukardt
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.