Form 10-Q
period 2003-09-30
RENAL CARE GROUP INC
filed 2003-11-12
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2003

Common Stock, $.01 par value	48,731,871

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
SIGNATURE
EXHIBIT INDEX
EX-10.33.1 Amendment #2
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

RENAL CARE GROUP, INC.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 31, 2002 and September 30, 2003 (unaudited)	1
	Condensed Consolidated Income Statements - (unaudited) For the three months and nine months ended September 30, 2002 and 2003	2
	Condensed Consolidated Statements of Cash Flows - (unaudited) For the nine months ended September 30, 2002 and 2003	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
	Risk Factors	13
Item 4.	Controls and Procedures	20
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21

Note: Item 3 of Part I, and Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	September 30,
	2002	2003

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,359	$121,128
Accounts receivable, net	152,440	157,218
Inventories	23,336	14,670
Prepaid expenses and other current assets	19,486	22,350
Deferred income taxes	12,240	4,290

Total current assets	245,861	319,656
Property, plant and equipment, net	202,972	214,858
Intangible assets, net	12,110	13,567
Other assets	3,514	11,543
Goodwill	275,666	279,542

Total assets	$740,123	$839,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,213	$99,187
Due to third-party payors	32,611	43,939
Income taxes payable	1,423	6,176
Current portion of long-term debt	133	413

Total current liabilities	135,380	149,715
Long-term debt, net of current portion	10,161	2,673
Other long-term liabilities	—	4,677
Deferred income taxes	19,288	19,288
Minority interest	31,406	34,036

Total liabilities	196,235	210,389

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 51,176 and 52,882 shares issued at December 31, 2002 and September 30, 2003, respectively	512	529
Treasury stock, 2,983 and 3,998 shares of common stock at December 31, 2002 and September 30, 2003, respectively	(93,953)	(129,195)
Additional paid-in capital	309,355	355,359
Retained earnings	327,974	402,084

Total stockholders’ equity	543,888	628,777

Total liabilities and stockholders’ equity	$740,123	$839,166

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2003	2002	2003

Net revenue	$231,542	$253,835	$660,389	$743,039
Operating costs and expenses:
Patient care costs	151,722	164,962	432,184	482,437
General and administrative expenses	19,686	21,225	56,033	68,700
Provision for doubtful accounts	6,008	6,556	17,228	19,436
Depreciation and amortization	10,402	11,365	29,697	33,242

Total operating costs and expenses	187,818	204,108	535,142	603,815

Income from operations	43,724	49,727	125,247	139,224
Interest expense, net	569	76	880	526

Income before minority interest and income taxes	43,155	49,651	124,367	138,698
Minority interest	5,364	6,837	15,381	19,174

Income before income taxes	37,791	42,814	108,986	119,524
Provision for income taxes	14,361	16,269	41,421	45,414

Net income	$23,430	$26,545	$67,565	$74,110

Net income per share:
Basic	$0.48	$0.54	$1.37	$1.53

Diluted	$0.46	$0.53	$1.32	$1.48

Weighted average shares outstanding:
Basic	48,672	49,022	49,190	48,580

Diluted	50,518	50,417	51,036	49,926

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2002	2003

OPERATING ACTIVITIES
Net income	$67,565	$74,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,697	33,242
Loss on disposal of property and equipment	—	443
Income applicable to minority interest	15,381	19,174
Distributions to minority shareholders	(5,461)	(16,819)
Deferred income taxes	—	7,950
Changes in operating assets and liabilities, net of effects from acquisitions	20,183	30,163

Net cash provided by operating activities	127,365	148,263
INVESTING ACTIVITIES
Purchases of property and equipment	(49,413)	(44,043)
Cash paid for acquisitions	(19,904)	(14,154)
Change in other assets	(843)	(1,968)

Net cash used in investing activities	(70,160)	(60,165)
FINANCING ACTIVITIES
Net payments of debt	(1,574)	(7,208)
Repurchase of treasury shares	(62,696)	(35,242)
Net proceeds from issuance of common stock	16,548	37,121
Investment by joint venture partner	2,896	—

Net cash used in financing activities	(44,826)	(5,329)

Increase in cash and cash equivalents	12,379	82,769
Cash and cash equivalents at beginning of period	27,423	38,359

Cash and cash equivalents at end of period	$39,802	$121,128

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

          Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of September 30, 2003, the Company provided dialysis and ancillary services to more than 21,300 patients through 281 owned outpatient dialysis centers in 27 states, in addition to providing acute dialysis services at approximately 130 hospitals.

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

          Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the nine months ended September 30, 2003, approximately 55% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for either 2002 or 2003.

          The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services provided by Renal Care Group. The Company receives separate reimbursement outside the composite rate for some other services, drugs (including specific drugs such as EPO) and some physician-ordered tests (including some laboratory tests) provided to dialysis patients.

          If a patient has private health insurance, that patient’s treatment is typically reimbursed at rates significantly higher than those paid by Medicare during the first 30 months of care. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and is usually higher than Medicare rates. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

          Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because the Company was already under contract with Amgen through 2002, this price increase did not affect its results of operations during 2002. Key components of the 2002 pricing formula were maintained in the Company’s 2003 contract with Amgen. Therefore, while the 2002 price increase has had and will continue to have an adverse affect on the Company’s 2003 results of operations, the Company believes it has been able to mitigate approximately 80% of the increase.

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

2. Net Income per Share

          The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Numerator:
Numerator for basic and diluted net income per share — net income	$23,430	$26,545	$67,565	$74,110
Denominator:
Denominator for basic net income per share — weighted-average shares	48,672	49,022	49,190	48,580
Effect of dilutive securities:
Stock options	1,749	1,395	1,749	1,346
Warrants	97	—	97	—

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	50,518	50,417	51,036	49,926

Net income per share:
Basic	$0.48	$0.54	$1.37	$1.53

Diluted	$0.46	$0.53	$1.32	$1.48

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

          The following table presents the pro forma effect on net income and net income per share as if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income, as reported	$23,430	$26,545	$67,565	$74,110
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	95	40	285	384
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,098)	(2,223)	(5,822)	(6,986)

Pro forma net income	$21,427	$24,362	$62,028	$67,508

Net income per share:
Basic, as reported	$0.48	$0.54	$1.37	$1.53

Basic, pro forma	$0.44	$0.50	$1.26	$1.39

Diluted, as reported	$0.46	$0.53	$1.32	$1.48

Diluted, pro forma	$0.42	$0.48	$1.22	$1.35

          The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

4. Contingencies

          On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 incident. Additional suits have been filed, and as of September 30, 2003, a total of eight suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

          The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company believes these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.

          Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. The Company is not aware of any pending or threatened investigations involving allegations of potential noncompliance with applicable laws or regulations. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, and non-compliance or alleged non-compliance could result in significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

5. Defined Benefit Plan

          Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make 120 monthly payments of $54 each to Mr. Brook’s beneficiary, beginning in April 2003. As a result, the Company recorded a $5,350 charge representing the pre-tax net present value of such payments during the first quarter of 2003. As of September 30, 2003 the Company has accrued liabilities totaling $5,231 related to this defined benefit plan.

6. Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. The Company is in the process of determining the impact of FIN 46 and has not completed its evaluation.

          Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), was issued by the FASB in May 2003. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement was initially effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance of SFAS No. 150, to noncontrolling interests (noncontrolling interests) that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements. The Company is in the process of determining the impact of SFAS No. 150 and with the exception of noncontrolling interests this pronouncement has no impact on the consolidated financial statements. The Company will monitor conclusions reached by the FASB and the related impact to noncontrolling interests as they are finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003

          Net Revenue. Net revenue increased from $231.5 million for the three months ended September 30, 2002 to $253.8 million for the three months ended September 30, 2003, an increase of $22.3 million, or 9.6%. This increase resulted primarily from a 6.4% increase in the number of treatments performed by Renal Care Group from 773,257 in the 2002 period to 822,551 in the 2003 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.0% increase in same-market treatments for the 2003 period over the 2002 period. In addition, average net revenue per dialysis treatment increased 3.4% from $298 in 2002 to $308 in 2003. The increase in revenue per treatment was largely due to a rate increase to private payors that Renal Care Group implemented in the fourth quarter of 2002 and, to a lesser extent, an increase in utilization of certain ancillary drugs. This increase was partially offset by pricing pressure from a number of commercial insurers and managed care organizations. Management believes that the Company will face reductions in reimbursement rates from state Medicaid programs, as well as reductions in rates from commercial insurers and managed care organizations or resistance to rate increases from these payors for the remainder of 2003 and in 2004. These reductions will likely result in a reduction in revenue per treatment in 2004.

          Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $151.7 million for the three months ended September 30, 2002 to $165.0 million for the three months ended September 30, 2003, an increase of 8.7%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.5% in the 2002 period to 65.0% in the 2003 period. Patient care costs per treatment increased 2.6% from $196 in the 2002 period to $201 in the 2003 period. The increase in patient care costs per treatment was due to increases in the price of EPO, labor costs, the cost of insurance, and the utilization of certain ancillary drugs. Management believes that the Company will continue to face increases in the cost of labor and insurance for the remainder of 2003.

          General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $19.7 million for the three months ended September 30, 2002 to $21.2 million for the three months ended September 30, 2003, an increase of 7.8%. General and administrative expenses as a percentage of net revenue decreased slightly from 8.5% in the 2002 period to 8.4% in the 2003 period.

          Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $6.0 million for the three months ended September 30, 2002 to $6.6 million for the three months ended September 30, 2003, an increase of $548,000, or 9.1%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.6% in both the 2002 and 2003 periods.

          Depreciation and Amortization. Depreciation and amortization increased from $10.4 million for the three months ended September 30, 2002 to $11.4 million for the three months ended September 30, 2003, an increase of 9.3%. This increase was due to openings of new dialysis facilities, normal replacement costs of dialysis facilities and equipment, purchases of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions.

          Income from Operations. Income from operations increased from $43.7 million for the three months ended September 30, 2002 to $49.7 million for the three months ended September 30, 2003, an increase of 13.7%. Income from operations as a percentage of net revenue increased from 18.9% in the 2002 period to 19.6% in the 2003 period as a result of the operational improvements discussed above.

          Interest Expense, Net. Interest expense decreased from $569,000 for the three months ended September 30, 2002 to $76,000 for the three months ended September 30, 2003. Net interest expense in the 2002 period resulted principally from expensing loan origination costs associated with the Company’s line of credit, which was substantially amended in the third quarter of 2002, and interest associated with higher borrowings during the three months ended September 30, 2002 to fund repurchases of Company common stock.

          Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, where the financial results of the entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.7% in the 2003 period from 2.3% in the 2002 period. This increase was the result of continued financial improvements in Renal Care Group’s larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

          Provision for Income Taxes. The provision for income taxes increased from $14.4 million for the three months ended September 30, 2002 to $16.3 million for the three months ended September 30, 2003, an increase of $1.9 million or 13.3%. The increase was a result of the increase in pre-tax earnings discussed above. The Company’s effective tax rate of the Company remained consistent at 38.0% for the 2002 and 2003 periods.

          Net Income. Net income increased from $23.4 million for the three months ended September 30, 2002 to $26.5 million for the three months ended September 30, 2003, an increase of $3.1 million or 13.3%. The increase was a result of the items discussed above.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2003

          Net Revenue. Net revenue increased from $660.4 million for the nine months ended September 30, 2002 to $743.0 million for the nine months ended September 30, 2003, an increase of $82.7 million, or 12.5%. This increase resulted primarily from an 8.5% increase in the number of treatments from 2,227,230 in 2002 to 2,415,805 in 2003. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 5.3% increase in same-market treatments for the 2003 over the 2002 period. In addition, average net revenue per dialysis treatment increased 4.4% from $294 in 2002 to $307 in 2003. The increase in revenue per treatment was primarily due to the implementation of a rate increase to private payors in the fourth quarter of 2002. This increase was partially offset by pricing pressure from a number of commercial insurers and managed care organizations. Management believes that the Company will face reductions in reimbursement rates from state Medicaid programs, as well as reductions in rates from commercial insurers and managed care organizations or resistance to rate increases from these payors for the remainder of 2003 and in 2004. These reductions will likely result in a reduction in revenue per treatment in 2004.

          Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $432.2 million for the nine months ended September 30, 2002 to $482.4 million for the nine months ended September 30, 2003, an increase of 11.6%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.4% in 2002 to 64.9% in 2003. Patient care costs per treatment increased 3.1% from $194 in 2002 to $200 in 2003. The increase in patient care costs per treatment was due to increases in the price of EPO, labor costs, the cost of insurance, and the utilization of certain ancillary drugs. Management believes that the Company will continue to face increases in the cost of labor and insurance for the remainder of the 2003 period.

          General and Administrative Expenses. General and administrative expenses increased from $56.0 million for the nine months ended September 30, 2002 to $68.7 million for the nine months ended September 30, 2003, an increase of 22.6%. This increase was due primarily to a $5.4 million charge recorded in the first quarter of 2003 related to a retirement benefit plan for the Company’s former Chairman, Chief Executive Officer and President that was adopted in January 2003. General and administrative expenses as a percentage of revenue increased from 8.5% in the 2002 period to 9.2% in the 2003 period. The retirement package charge accounts for substantially all of the increase in general and administrative expenses as a percentage of net revenue.

          Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. Renal Care Group reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $17.2 million for the nine months ended September 30, 2002 to $19.4 million for the nine months ended September 30, 2003, an increase of $2.2 million, or 12.8%. The provision for doubtful accounts as a percentage of net revenue remained consistent at 2.6% in both the 2002 and 2003 periods.

          Depreciation and Amortization. Depreciation and amortization increased from $29.7 million for the nine months ended September 30, 2002 to $33.2 million for the nine months ended September 30, 2003, an increase of $3.5 million, or 11.9%. This net increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems, and the amortization of the separately identifiable intangible assets associated with the acquisitions accounted for as purchases.

          Income from Operations. Income from operations increased from $125.2 million for the nine months ended September 30, 2002 to $139.2 million for the nine months ended September 30, 2003, an increase of $14.0 million, or 11.2%. Income from operations as a percentage of net revenue decreased from 19.0% in the 2002 period to 18.7% in the 2003 period principally as a result of the adoption of the retirement package for the former Chairman, Chief Executive Officer, and President, as well as the factors discussed above.

          Interest Expense, Net. Interest expense decreased from $880,000 for the nine months ended September 30, 2002 to $526,000 for the nine months ended September 30, 2003. The Company recognized interest expense in 2002 and 2003 primarily on short-term borrowings to fund repurchases of Renal Care Group common stock, capital leases and equipment notes payable, commitment fees and amortization of debt issuance costs. During the 2003 period the average short-term borrowings have been less than those outstanding in the 2002 period.

          Minority Interest. Minority interest represents the proportionate equity interest of other partners in the Company’s consolidated entities that are not wholly-owned, where the financial results of the entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased to 2.6% in 2003 from 2.3% in 2002. This increase was the result of continued financial improvements in Renal Care Group’s larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

          Provision for Income Taxes. The provision for income taxes increased from $41.4 million for the nine months ended September 30, 2002 to $45.4 million for the nine months ended September 30, 2003, an increase of $4.0 million or 9.6%. The increase was a result of the increase in pre-tax earnings described above. The Company’s effective tax rate remained consistent at 38.0% for the 2002 and 2003 periods.

          Net Income. Net income increased from $67.6 million for the nine months ended September 30, 2002 to $74.1 million for the nine months ended September 30, 2003, an increase of $6.5 million or 9.7%. The increase was a result of the items discussed above.

Liquidity and Capital Resources

          Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of its common stock and to finance working capital needs. At September 30, 2003, the Company’s working capital was $169.9 million, cash and cash equivalents were $121.1 million, and the Company’s current ratio was approximately 2.1 to 1.

          Net cash provided by operating activities was $148.3 million for the nine months ended September 30, 2003. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable, offset by distributions of $16.8 million to minority partners. Net cash used in investing activities was $60.2 million for the nine months ended September 30, 2003. Cash used in investing activities consisted primarily of $44.0 million of purchases of property and equipment and $14.2 million of cash paid for acquisitions. Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2003. Cash used in financing activities primarily reflects $37.1 million in net proceeds from the issuance of common stock as options were exercised and from shares purchased under the Company’s employee stock purchase plan, which was offset by net payments of debt of $7.2 million and repurchases of Renal Care Group common stock of $35.2 million.

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

          A significant component of Renal Care Group’s growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that Renal Care Group will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under existing credit facilities, will be sufficient to meet Renal Care Group’s acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, Renal Care Group may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that Renal Care Group will be able to secure additional financing, if required, on acceptable terms.

          Renal Care Group plans to make capital expenditures of between $65.0 million and $75.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities in 2003. Renal Care Group has made capital expenditures of $44.0 million through September 30, 2003. The Company expects that remaining capital expenditures in 2003 will be funded with cash provided by operating activities and the Company’s existing credit facilities. Management believes that capital resources available to Renal Care Group will be sufficient to meet the needs of its business, both on a short- and long-term basis.

          Management, from time to time, determines the appropriateness of repurchasing Renal Care Group common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In October 2003, the Company announced that its Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock. In the first and third quarters of 2003, Renal Care Group repurchased 152,000 and 863,000 shares of common stock for $4.4 million and $30.9 million, respectively. The Company did not repurchase shares of common stock during the second quarter of 2003. As of September 30, 2003, Renal Care Group had repurchased 4.0 million shares under the plan for a total of $129.2 million.

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

If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

          If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 49% of our net revenue for 2001, 50% of our net revenue for 2002 and 49% of our net revenue for the nine months ended September 30, 2003 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO to treat anemia. We also estimate that approximately 6% of our net revenue for 2001, 7% of our net revenue for 2002 and 6% of our net revenue for the nine months ended September 30, 2003 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

If States Lower Medicaid Reimbursement, Then We Would be Less Profitable

          The Medicaid programs in some of the states in which we operate reimburse us at rates higher than those paid by Medicare. Some of these programs, like Washington’s and Wisconsin’s, have approved and implemented reductions in reimbursement. Other programs have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. If all of the states in which we operate that have Medicaid rates that are higher than Medicare rates were to reduce their rates for all of our services to Medicare rates and giving effect to the reductions already approved in Washington and Wisconsin, our earnings per share will likely be adversely affected by between $0.10 and $0.15 per share in 2004. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement other than those approved in Washington and Wisconsin might occur and what their precise effect will be.

If Reimbursement for EPO Decreases, Then We Could be Less Profitable

          If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 25% of our net revenue for 2001, 23% of our net revenue for 2002, and 24% of our net revenue for the nine months ended September 30, 2003. Most of our payments for EPO come from government programs. For the nine months ended September 30, 2003, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could be Less Profitable

          EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2002 because our contract with Amgen had pricing protection through 2002, but has adversely affected our earnings in the first three quarters of 2003 and will continue to adversely affect us throughout 2003. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

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

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

          If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 45% of our net revenue for 2001, 43% of our net revenue for 2002 and 45% of our net revenue for the nine months ended September 30, 2003 were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies will likely be more limited over the next several years than it has been in the recent past. The Company has recently experienced reductions in reimbursement from two commercial insurers, and management believes that the reductions in reimbursement by these two commercial insurers along with pricing pressure from other commercial insurers and managed care organizations will likely adversely impact our revenue per treatment and earnings per share in 2004. Any of the following events could have a material adverse effect on our revenue and earnings:

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

If Local Physicians Stop Sending Patients to Our Centers or Were Prohibited From Doing so for Regulatory Reasons, Then Our Revenue and Earnings Would Decline

          Our dialysis centers depend on local nephrologists sending patients to the centers. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more of these physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of local physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders. If the medical director relationship or stock ownership were found to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then the physicians acting as medical directors or owning our stock could be forced to stop referring patients to our centers. A number of our medical director agreements will expire over the next three years, unless they are renewed or renegotiated. We have not been able to renew or renegotiate a small number of our medical director agreements that have expired this year, and we may not be able to renew or renegotiate expiring medical director agreements successfully, or we may not be able to enforce the non-competition provisions of some of our medical director or other agreements, any of which could result in a loss of patients, since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

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

If We Lose Any of Our Executive Officers, Then Our Ability To Run Our Business Could be Adversely Affected, and Our Revenue and Earnings Could Decline

          We depend on the services of our executive officers William P. Johnston, our Chairman of the Board, Gary A. Brukardt, our President and Chief Executive Officer, Raymond M. Hakim, M.D., Ph.D. and David M. Dill, each an Executive Vice President, and Douglas B. Chappell, our General Counsel. Mr. Brukardt and Dr. Hakim have each been with Renal Care Group since its formation. The services of our executive officers would be difficult to replace. We recently selected Mr. Johnston as our Executive Chairman and Mr. Brukardt as our President and Chief Executive Officer, and we cannot predict what impact the loss of Mr. Brooks, our previous Chairman, President and Chief Executive Officer and the appointment of Mr. Johnston and Mr. Brukardt in these positions will have on Renal Care Group.

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

          Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $28.05 per share to a high closing price of $37.60 per share during the nine months ended September 30, 2003. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.33.1	Amendment #2 dated February 10, 2003 to Agreement No. 200010240 between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Form 8-K filed July 29, 2003

Form 8-K filed August 6, 2003

Form 8-K filed August 12, 2003

Form 8-K filed September 3, 2003

*     In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

November 12, 2003	BY:	/s/ David M. Dill

David M. Dill
Executive Vice President, Chief Financial Officer, and Principal Financial Officer and Principal Accounting Officer

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and
Description of
Exhibit

10.33.1	Amendment #2 dated February 10, 2003 to Agreement No. 200010240 between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.