Form 10-K
period 2003-12-31
RENAL CARE GROUP INC
filed 2004-03-04
CIK 920052

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to________

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

     The aggregate market value of the voting stock held by non-affiliates of the Company was $1,703,072,314 as of June 30, 2003, based upon the closing price of such stock as reported on the New York Stock Exchange (“New York Stock Exchange”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

     There 45,433,033 shares of common stock, $0.01 par value, issued and outstanding at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

PART I

FORWARD LOOKING STATEMENTS

     This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2003;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	the reimbursement levels of third-party payors;

•	our future sources of and needs for liquidity and capital resources.

     The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to differ materially from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 20 to 26 of this report under the heading “Risk Factors.”

     You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.

     The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility to update any forward-looking statements.

     Before you invest in our common stock, you should understand that the occurrence of any of the events described in the risk factors, elsewhere in this annual report on Form 10-K or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the risk factors or other unpredicted events occur, then the trading price of our common stock could decline, and you may lose all or part of your investment.

     We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1. Business

GENERAL

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of December 31, 2003, we provided dialysis and ancillary services to over 21,400 patients through 284 outpatient dialysis centers in 27 states, in addition to providing acute dialysis services to more than 130 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2003, there were 640 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.

     In our dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Centers for Medicare & Medicaid Services (CMS), there were more than 4,000 facilities providing outpatient dialysis services in the United States at the end of 2001. In the 1980’s and 1990’s, many outpatient dialysis facilities were owned by practicing nephrologists and comprised an integral component of their practice, because of the critical role that dialysis plays in the treatment of ESRD patients. The dialysis services industry has been consolidating since before we were formed. As a result, we believe that as of December 31, 2003, approximately 66% of outpatient dialysis centers are now owned by multi-center dialysis companies, approximately 16% are owned by independent physicians, small chains and other small operators, and approximately 18% are hospital-based centers.

     Renal Care Group is a Delaware corporation; our principal executive offices are located at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203; and our telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

End-Stage Renal Disease

     ESRD is a state of advanced kidney failure. ESRD is irreversible and, without a kidney transplant, ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients must receive either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 2001, dialysis was the primary treatment for approximately 72% of all ESRD patients in the United States, and the remaining 28% of ESRD patients had a functioning kidney transplant.

     According to United States Renal Data System estimates, direct medical payments for ESRD totaled $22.8 billion during 2001. Of the total direct medical payments for ESRD, approximately $15.4 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD, if they are eligible for Social Security, regardless of their age or financial circumstances.

     According to CMS data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 292,000 as of December 31, 2001. Based on data from the United States Renal Data System, the rate of ESRD incidence among Medicare-eligible patients was approximately 334 patients per million in 2001 as compared to 111 patients per million in 1984.

     Based on these trends, United States Renal Data System forecasts indicate that the total number of ESRD patients, including those with functioning transplants, will grow from approximately 406,000 in 2001 to 661,000 in 2010. The growth in the number of ESRD patients is expected to result principally from the aging of the population along with better treatment of, and better survival rates for, diabetes and other illnesses that lead to chronic kidney disease, reduced somewhat by declines in incidence of ESRD among patients with high blood pressure as a result of better treatments for high blood pressure. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease

     Currently, there are three treatment options for patients with ESRD:

•	hemodialysis performed in a hospital setting, an outpatient facility or a patient’s home,

•	peritoneal dialysis, which is generally performed in the patient’s home, and

•	kidney transplant surgery.

     According to CMS data, in 2001 approximately 91% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 9% received hemodialysis or peritoneal dialysis in their homes.

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

     Peritoneal dialysis is typically performed by the patient at home and uses the patient’s abdominal cavity to eliminate fluids and toxins in the patient’s blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis are the most common. Under each method, the patient’s blood is circulated across the peritoneal membrane into a dialysis solution that removes toxins and excess fluid from the patient’s blood. Patients treated at home are monitored monthly either by a visit from a staff person from a designated outpatient dialysis center or by a visit by the patient to a dialysis center or home dialysis support facility.

     Kidney transplants, when successful, are the most desirable form of therapy for ESRD patients. However, there is a shortage of donors that severely limits the availability of this procedure as a treatment option. Only about 6% of ESRD patients receive kidney transplants each year.

Nephrology Practice

     Caring for ESRD patients is typically the primary clinical activity of a physician specializing in nephrology (a nephrologist). A nephrologist’s other clinical activities include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. Because of the complexity involved in treating patients with chronic kidney disease, the nephrologist usually assumes the role of primary care physician for the ESRD patient. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. A nephrology group’s practice often covers a relatively large geographic service area. Outside metropolitan areas, a large geographic area may be served by only one nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the clinical outcomes of kidney transplant patients.

OPERATIONS

Location, Capacity and Use of Facilities

     As of December 31, 2003, Renal Care Group operated 284 outpatient dialysis centers in 27 states with 5,177 certified dialysis stations and provided inpatient dialysis services to more than 130 acute care hospitals. During 2003, we provided 3,254,447 hemodialysis treatments. We estimate that on average our centers were operating at approximately 57% of capacity as of December 31, 2003, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.

Operation of Facilities

     Our dialysis centers provide outpatient hemodialysis and related services to ESRD patients. Renal Care Group’s centers use technologically advanced dialysis equipment to provide effective and efficient dialysis. Our centers generally contain between 10 and 30 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of our centers are adjacent to areas used for training patients in home dialysis.

     In order for our dialysis centers to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each center and must supervise medical aspects of the center’s operations. An administrator or manager manages each center. The administrator or manager is typically a registered nurse who is responsible for the day-to-day operations of the center and oversight of the staff. The staff of each center typically includes registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, a unit clerk and biomedical equipment technicians. We work to staff each center in a manner that allows us to adjust to the scheduling of personnel according to the number of patients receiving treatments.

Home Dialysis

     All of our markets offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2003, about 11% of the patients we were treating received home dialysis. In our home dialysis services we provide equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. Management believes that home dialysis is important to providing a full range of dialysis care, and we continue to work to expand our home dialysis program.

Inpatient Care

     We also provide inpatient dialysis services to hospitals in most of our markets. These services are also referred to as acute dialysis services. As of December 31, 2003, we provided inpatient services to more than 130 hospitals. Under these arrangements, we typically provide equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with a hospital’s inpatient services. Patients with acute renal failure resulting from accidents, medical and surgical complications, patients in the early stage of renal failure and ESRD patients who need to be in the hospital for other reasons often require inpatient dialysis services. Most of our hospital contracts specify predetermined fees per dialysis treatment. Management believes that these fees will be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

University Programs

     We currently manage the dialysis programs at Vanderbilt University Medical Center and are the owner or managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, Oregon Health Sciences University, the University of Louisville, Froedtert Hospital (a hospital affiliated with the Medical College of Wisconsin), Northwestern Memorial Hospital of Chicago, Elmhurst Memorial Hospital, the University of Colorado and the University of Kentucky. Management expects these affiliations will expand our patient base and provide opportunities for the development of new centers. Management also expects these affiliations to provide access to outcomes research and trained nephrologists who may become medical directors at our centers or who may join the practices of current medical directors and attending physicians.

Nephrologists

     A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has privileges to admit patients. Consequently, we rely on our ability to satisfy the needs of patients of local nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2003, there were 640 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.

Medical Directors

     To satisfy the requirements of the Medicare ESRD program, we must engage a medical director for each of our facilities. We generally engage practicing, board-certified or board-eligible nephrologists to serve as medical directors for our centers. The medical director is an independent contractor and provides services under an agreement with Renal Care Group. Medical directors are responsible for administering and monitoring our patient care policies, including patient education, administration of dialysis treatment, development and training programs, and assessment of all patients. Medical directors play an important role in quality assurance activities and in coordinating the delivery of care to maintain dialysis patients’ general level of health and to avoid medical complications that might require hospitalization.

     Renal Care Group’s typical medical director agreement has a term of between five and ten years with renewal options. We pay medical directors fees that are consistent with the fair market value of the required services. These medical director fees are the result of arms-length negotiations. Most of our medical director agreements also include non-competition clauses with specific limitations on the medical director’s ability to compete with us by owning or providing medical director services for another dialysis facility for certain specified periods of time and in specified geographic areas.

Ancillary Services

     Renal Care Group provides a variety of ancillary services to treat ESRD patients in its dialysis operations. The most significant ancillary service is the administration of erythropoietin (also known as Epogen® or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. EPO is manufactured by a single supplier, Amgen Inc., and there are no substitute products available to dialysis providers in the United States. Through our RenaLab subsidiary, we provide clinical laboratory services for our dialysis operations. We offer other ancillary services, depending on medical appropriateness, including the administration of other drugs, tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient’s nerves, Doppler flow testing for the effectiveness of the patient’s vascular access for dialysis, and blood transfusions.

QUALITY ASSURANCE

     Integral to our operating philosophy is the belief that providing quality care is in the best interest not only of patients but also of our shareholders. Better patient care results in improved mortality and morbidity and a greater number of treatments, as patients’ life spans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, we maintain a vigorous quality assurance program. We establish, maintain and monitor quality criteria for clinical operations and monitor patient outcomes in all of our centers.

Medical Advisory Board

     Our Medical Advisory Board oversees the review of patient outcomes and the development and communication of clinical protocols. The Medical Advisory Board is chaired by Raymond Hakim, M.D., Ph.D., our Chief Medical Officer, and is composed of 12 nephrologists who are medical directors of one or more of our centers. The Medical Advisory Board is responsible for establishing, implementing and monitoring our quality assurance policies and procedures and for reviewing and recommending protocols, policies and procedures for clinical treatment. The Medical Advisory Board also works to identify deficiencies in treatment practices and to evaluate technological changes. The Medical Advisory Board’s ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical management model that will assist us in continuously improving the care we provide to patients, with the goal of providing optimal care to all patients.

Quality Criteria

     Continuous quality improvement is our primary clinical objective. We work to achieve this objective by regularly evaluating dialysis treatments and patients’ key physiological parameters. Our Quality Assurance Coordinator is a registered nurse who oversees our quality assurance program. In addition, each of our dialysis centers has a quality assurance committee that monitors the quality of care in the center and oversees compliance with applicable regulations. These committees typically include the medical director, the center administrator, nurses and other technical personnel..

Outcomes Data

     We believe that an important factor in managing ESRD successfully is the development and implementation of clinical pathways and treatment protocols. To develop, review and maintain these pathways and protocols, we maintain a broad database of treatment-specific patient outcomes information. The Quality Assurance Coordinator oversees the collection of patient outcomes and cost data in our centers. We make these data available to the Medical Advisory Board and affiliated physicians to assist in developing, implementing and evaluating clinical pathways to enhance patient outcomes while working to control the cost of care. Management believes that the implementation of clinical pathways will assist in improving the overall quality, while resulting in operating efficiencies at our dialysis centers.

CORPORATE COMPLIANCE PROGRAM

     We have developed and maintain a company-wide compliance program as part of our commitment to comply fully with all laws and regulations applicable to our business and to maintain high standards of conduct by our associates. The primary purposes of the program are to heighten associates’ and affiliated professionals’ awareness of the importance of complying with all laws and regulations that apply to our business in an increasingly complicated regulatory environment and to take steps promptly to identify and resolve instances of non-compliance.

     The compliance program has been approved by our Board of Directors. The program addresses general compliance issues and areas of particular sensitivity. Among the areas of particular sensitivity covered by the compliance program are health care fraud and abuse issues, financial reporting, conflicts of interest and antitrust. As part of the program we have published a code of conduct setting forth standards of conduct and principles of business ethics that we will follow and that we expect each employee and affiliated professional to follow. The code of conduct is regularly reviewed and updated. A Compliance Committee comprised of some of our officers and senior managers and our full-time Compliance Officer administer the corporate compliance program. The Compliance Committee and Compliance Officer are authorized to report compliance issues directly to the Audit and Compliance Committee of our Board of Directors.

     We also maintain a compliance program specific to RenaLab, our laboratory subsidiary. This program mandates laboratory-specific compliance standards, policies and procedures. The laboratory compliance program is administered by a laboratory compliance committee, composed of officers and senior managers of Renal Care Group and RenaLab. This committee includes the Renal Care Group Compliance Officer and a part-time RenaLab Compliance Officer. This committee and the RenaLab Compliance Officer are authorized to report compliance issues directly to the RenaLab Board of Directors and to the Audit and Compliance Committee of Renal Care Group’s Board of Directors.

REIMBURSEMENT

Sources of Net Patient Revenue

     The following table sets forth information regarding the sources of our net patient revenue:

	Year Ended December 31,

	2001	2002	2003

Medicare	49%	50%	49%
Medicaid	6	7	6
Commercial and other payors	40	38	40
Acute dialysis services	5	5	5

Total	100%	100%	100%

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

     For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of 30 months, Medicare coverage is secondary for patients who have qualifying health insurance. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient’s other health insurance generally pays applicable Medicare coinsurance payments and deductibles.

     Under the Medicare ESRD program, Medicare reimbursement rates per outpatient dialysis treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Congress increased the Medicare composite rate in 2001 by 2.4%. Congress also increased the Medicare composite rate in 2000 by 1.2%. Neither Congress nor CMS approved an increase in the composite rate for 2002, 2003 or 2004. Congress has approved an increase of 1.6% in the Medicare ESRD composite rate for 2005. Although Medicare reimbursement limits the allowable charge per treatment, it provides Renal Care Group with predictable and recurring treatment revenue for its outpatient dialysis services that are covered by the composite rate.

     The Medicare ESRD composite rate for outpatient dialysis services averaged $131 per treatment in freestanding facilities during 2003. The Medicare ESRD composite rate is subject to regional differences based on certain factors, including labor costs. CMS or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of conducting business.

     The Medicare ESRD composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications, and most of the home dialysis services we provide. Some other services, laboratory tests and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate. These separately reimbursed items include specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services. We generally submit Medicare claims monthly and are usually paid within 30 days of the submission.

Changes in the Medicare ESRD Composite Rate

     Congress has approved 1.6% increase in the Medicare ESRD composite rate for 2005, following increases of 1.2% in 2000 and 2.4% in 2001. The 2003 Medicare Reform bill provides that beginning in 2005 Medicare will reimburse dialysis providers for all ancillary drugs (including EPO) at an amount equal to the drugs’ acquisition cost (as determined by the Inspector General of the Department of Health and Human Services) and that the Medicare ESRD composite rate will be increased by an amount estimated by HHS to be dialysis providers’ average profit on these drugs. The increase in the composite rate is intended to compensate dialysis providers for the cost of administering these drugs. Overall, Medicare spending for ESRD services in 2005 is required to result in the same aggregate spending as would have occurred if the current system had continued until 2005.

     Before 2000, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, a series of congressional actions resulted in net reductions of the average Medicare ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. As a result of the 2000 and 2001 increases in the Medicare ESRD composite rate, our average Medicare rate per dialysis treatment was $131 during 2003.

     The Medicare ESRD composite rate has been the subject of a number of reports and studies. During 2000, Congress directed a study of the ESRD composite rate structure, which was due in June 2002. This study was delivered in 2003. It reviewed items included in the composite rate and items that are currently separately billable (such as EPO and certain laboratory services), and analyzed whether the composite rate should be subject to an annual inflationary update. The study made preliminary recommendations to expand the services covered by the Medicare ESRD composite rate. The study made no final recommendations, and Congress has not acted on it. Pending this study, the Medicare Payment Advisory Commission, also known as MedPAC, recommended that the ESRD composite rate for 2003 be increased by 2.6%. Congress did not approve an increase for 2003 or 2004. MedPAC is a body that makes recommendations to Congress concerning Medicare reimbursement rates. Congress is not required to implement any of these recommendations and could either raise or lower the reimbursement rate or change the items covered by the composite rate.

     The 2003 Medicare Reform bill requires additional reports and studies relating to the Medicare ESRD composite rate. The Secretary of the Department of Health and Human Services is required to submit a report to Congress by October 1, 2005 detailing the elements and features for the design and implementation of a bundled prospective payment system for services furnished by ESRD facilities including, to the extent feasible, bundling of drugs, clinical laboratory tests, and other items that are now separately billed by ESRD facilities. Also, the Secretary is required to conduct a three-year demonstration project beginning on January 1, 2006 relating to the use of a payment system for ESRD services that bundles amounts for drugs and biologicals furnished to ESRD patients, including EPO, and clinical laboratory tests relating to such drugs and biologicals.

     During recent congressional sessions, there have been proposals to change numerous aspects of Medicare, not all of which were included in the 2003 Medicare Reform Bill. We are unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare ESRD composite rate or change in the items covered by the composite rate (such as EPO or certain laboratory services) could have a material adverse effect on our earnings, financial condition and business.

Medicare Reimbursement for EPO

     We also derive a significant portion of our revenue and earnings from the administration of EPO. Medicare reimbursement for EPO has been fixed at $10 per 1,000 units since 1994. The Secretary of the Department of Health and Human Services has the authority to determine the Medicare reimbursement rate for EPO. In the past there have been proposals to reduce Medicare reimbursement for EPO, but none of these proposals has been adopted. We are unable to predict whether any changes in EPO reimbursement will occur. Approximately 24% of our revenue in 2003 was generated from the administration of EPO; therefore, any reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.

     CMS also places limits on EPO reimbursement based on patients’ hematocrit levels. Hematocrit is a measure of a patient’s anemia. Currently, if a patient’s hematocrit is below 36%, CMS approves Medicare reimbursement for EPO without specific documentation of medical necessity. If a patient’s average hematocrit over a three-month period is higher than 36%, Medicare reimbursement is contingent on medical necessity. Medicare’s contractors often review claims in these instances. We are unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.

Medicaid Reimbursement

     Medicaid programs are health care programs partially funded by the federal government that are administered by the states. These programs generally provide coverage for uninsured patients whose income and assets are below levels determined by the states. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide coverage for some items (for example, oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any coinsurance amounts. Some states, however, require beneficiaries to pay a share of the cost based upon their income or assets. We are a licensed ESRD Medicaid provider in all of the states in which we do business.

     Some of the states in which we do business have dialysis reimbursement rates for Medicaid patients that are higher than Medicare rates. Representatives of CMS and some of these states have indicated that the states should consider reducing these higher reimbursement levels, and at least two of these states, Washington and Wisconsin, have implemented reductions in

Medicaid reimbursement. Reductions in Medicaid reimbursement in other states could have a material adverse effect on our earnings, financial condition and business.

Private Reimbursement/Acute Care Contracts

     Before Medicare becomes a patient’s primary payor, the patient’s own insurance plan or other health care coverage, if any, pays for his or her ESRD treatments. Reimbursement rates from these private payors are generally significantly higher than the rates paid by Medicare. We have negotiated contracts with most managed care payors in our markets at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those we charge other private payors. After Medicare becomes a patient’s primary payor, private secondary payors generally reimburse us for the patient’s copayment of 20% of the applicable Medicare rate. We also receive payments from hospitals under acute care contracts. The rates under these contracts are generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and us and approximate fair market value of the services we provide.

SUBSEQUENT EVENTS

Midwest Kidney Centers

     Effective January 1, 2004, we acquired the assets of Midwest Kidney Centers and several affiliated companies for $49.5 million in consideration. Through this acquisition, we added approximately 825 patients and 13 dialysis facilities in central Illinois.

National Nephrology Associates, Inc.

     On February 2, 2004, we announced the signing of a definitive agreement to acquire National Nephrology Associates, Inc. (NNA), a Nashville, Tennessee-based dialysis services provider. NNA owns and operates 87 outpatient dialysis facilities in 15 states and provides services to approximately 5,600 patients, as well as acute dialysis services to approximately 55 hospitals.

     Under the terms of the agreement, the total consideration of $345.0 million will consist of a cash payment of approximately $167.0 million payable to NNA’s equity holders and the assumption of NNA’s outstanding debt, including its $160.0 million of 9% senior subordinated notes due 2011, and other indebtedness, including capital leases. We plan to finance the acquisition through our new credit agreement, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources. Completion of the transaction, which is expected to close on or before March 31, 2004, is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

     Following completion of the Midwest Kidney Centers acquisition and assuming completion of the NNA transaction, we will serve almost 28,000 patients at over 370 facilities in 30 states, in addition to providing acute dialysis services at more than 175 hospitals.

GOVERNMENT REGULATION

General

     Federal, state, and local governments regulate Renal Care Group’s operations extensively, including the operation of the dialysis centers and laboratory we own. Applicable federal and state statutes and regulations require us to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, our laboratory operations are subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Our dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they satisfy applicable requirements. In addition, through certificate of need, or CON, programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Our operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.

     Renal Care Group is subject to federal and state laws governing, among other things, our relationships with physicians and other health care providers, patient referrals, and false claims. See “Government Regulation–Anti-Kickback Statute,” “Government Regulation–Stark Law” and “Government Regulation–Civil Monetary Penalties.” The federal government, many states and some private third-party payors have made combating fraud and abuse in the health care industry a high priority. As a result, scrutiny and investigation of health care providers and their relationships with physicians and other referral sources has increased significantly.

     We believe our operations substantially comply with applicable federal and state laws. However, if a state or the federal government finds that we have not complied with these laws, then we could be required to change our operations. Any changes could have a negative impact on us. To date, our dialysis centers have maintained their licenses and Medicare and Medicaid certifications. Any loss of certification to participate in the Medicare and Medicaid programs or loss of any required state or federal licenses or certifications would have a negative effect on us. Management believes that the health care services industry will continue to be subject to extensive regulation at the federal, state, and local levels. We cannot predict the scope and effect of future regulation of our business and cannot predict whether health care reform will require us to change our operations or whether such reform will have a negative impact on us.

     Renal Care Group cannot predict whether it will be held responsible for actions previously taken by acquired companies or facilities before it purchased them. We also cannot predict whether our operations, or the previous operations of acquired companies or facilities, will be reviewed or challenged by the government. Any review or challenge of our operations could have a negative impact on us.

Medicare and Medicaid Certification and Reimbursement

     To receive reimbursement from federal health care programs for dialysis and laboratory services, our dialysis centers and laboratory must be certified as meeting certain requirements. For example, to receive Medicare reimbursement, our dialysis centers and laboratory must be certified by the Centers for Medicare and Medicaid Services. All of our dialysis centers and our laboratory operations are certified under the Medicare program and applicable state Medicaid programs. In connection with our participation in Medicare, we must comply with conditions for coverage, including requirements concerning personnel, management, patient care, patient rights, medical records and physical environment. We must also comply with extensive billing rules governing, among other things, medical necessity and documentation. See “Government Regulation–False Claims Act” and “Government Regulation–Civil Monetary Penalties.”

     CMS has announced that it is in the process of revising the current Medicare conditions for coverage for ESRD services. Proposed revisions have not been published, but CMS has announced that they will be published soon. We cannot predict when proposed rules will be published or finalized or what, if any, changes CMS might make to the current conditions for coverage. Renal Care Group also cannot predict whether it will be able to meet any new or revised conditions for coverage. Any changes to the Medicare conditions for coverage for ESRD facilities could require us to change our operations and could have a negative effect on our business and profitability. Any reduction in governmental payments for dialysis services or any reduction or elimination of coverage of dialysis services by a governmental party would have a negative impact on our business.

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

The Anti-Kickback Statute

     Under Medicare, Medicaid, and other government-funded health care programs such as the CHAMPUS/Tri-Care program, federal and state governments enforce a federal law called the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering, paying, soliciting or receiving any type of benefit (1) in exchange for the referral of a patient covered by Medicare, Medicaid or other federally-subsidized program or (2) for the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states have similar anti-kickback statutes that are not necessarily limited to items or services for which payment is made by a federal or state health care program.

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

     The OIG has issued a Special Fraud Alert concerning the pricing of laboratory testing at ESRD centers. Medicare pays for laboratory tests provided to ESRD patients in two different ways. Some laboratory tests are considered routine, and Medicare includes payment for those tests in the Medicare ESRD composite rate paid to the dialysis center. Some laboratory testing is not included in the composite rate, and these tests are billed by the laboratory directly to Medicare. In the Special Fraud Alert, the OIG stated it is aware of cases where a laboratory offers to perform tests included in the composite rate at a price below fair market value. In exchange, the dialysis facility agrees to refer all or most of its non-composite rate tests to the laboratory. The OIG identified such an arrangement as raising issues under the Anti-Kickback Statute. Management believes that our arrangements with laboratories reflect fair market value and comply with the Anti-Kickback Statute.

     Renal Care Group seeks to satisfy as many safe harbor requirements as possible when we are structuring business arrangements. However, not all of our arrangements satisfy all elements of a safe harbor. Management believes that we have a reasonable basis for concluding that we substantially comply with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. Management believes that Renal Care Group’s current arrangements with physicians including nephrologists owning our common stock, medical directors, laboratories, suppliers, hospitals, and other sources of referrals to its dialysis centers and its acute dialysis services agreements with hospitals materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to our interpretations or may require us to change our practices. If an agency were to take such a position, it could adversely affect Renal Care Group.

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

     The Stark Law defines a financial relationship to include (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships. We have compensation arrangements with medical directors or the professional practices of the medical directors. The medical directors or their practices may also own shares, and options to purchase shares, of our common stock. In addition, other physicians who refer patients to our centers may own our stock. If so, the medical directors and other physicians would have a financial relationship with us. Accordingly, these physicians would not be able to refer patients to our dialysis centers for designated health services unless a Stark Law exception applies.

     Dialysis is not listed as a designated health service under the Stark Law. However, the definition of “designated health services” includes some items and services that are components of dialysis or that we may provide to patients in connection with their dialysis services. On January 4, 2001, HHS issued final regulations to the Stark II provisions of the Stark Law for some provisions of the Stark Law. These regulations became effective on January 4, 2002. The final regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. The final regulations also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.

     Further, the Stark II final regulations exclude from the referral prohibition EPO and certain other drugs required as part of dialysis if certain requirements are met. If the requirements are met, this exception applies whether or not these drugs are included in the Medicare ESRD composite rate.

     The final regulations also exclude from the definition of “inpatient hospital services” any dialysis services provided by a hospital that is not certified by CMS to provide outpatient dialysis services. This rule would have the effect of excluding from the Stark Law prohibition, any dialysis services we provide under an acute dialysis contract with a hospital, if that hospital is not certified to provide outpatient dialysis. The final Stark II regulations exclude from the definition of “durable medical equipment”

all equipment and supplies used in connection with home dialysis. These Stark II regulations exclude most of the items and services connected with dialysis from the Stark Law prohibitions.

     HHS has accepted comments to the Stark II final rules and has stated that it will issue further regulations to the Stark Law in the future. HHS has stated that it will issue additional Stark II final regulations in the future, but proposed regulations have not been published. We cannot predict whether HHS will revise the final regulations or will adopt additional regulations that affect our business.

     If the Stark Law applies to our relationships with referring physicians, there are exceptions to the Stark Law, which, if certain requirements are met, would permit such physicians to refer patients to us for designated health services. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include employment relationships, personal services contracts, and space and equipment leases. If a compensation arrangement between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. Management believes our compensation arrangements with referring physicians meet the requirements for an exception under the Stark Law. For example, management believes that our agreements with medical directors or their professional practices materially satisfy the Stark Law exception for personal services agreements.

     The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2003, Renal Care Group had stockholders’ equity of more than $570.0 million. Management believes that physician ownership of our stock satisfies this Stark Law exception.

     If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and may be excluded from Medicare and Medicaid. If the Stark Law applies to our relationships with referring physicians and no exceptions under the Stark Law are available, then we will be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then we would be required to repay amounts we received from Medicare for those services and could be subject to civil monetary penalties. If we are required to repay amounts to Medicare or is subject to fines, we could be harmed.

     Many states have physician relationship and referral statutes that are similar to the Stark Law. Management believes we are in substantial compliance with applicable state laws with respect to physician relationships and referrals. However, any finding that we are not in compliance with these state laws could require us to change our operations and could have a negative impact on us.

The Health Insurance Portability and Accountability Act of 1996

     In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996, also called HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs, and expanded the authority of the OIG to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.

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

     HIPAA also required the OIG to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities that requested it. However, advisory opinions are published and made available to the public, and they provide guidance on those practices the OIG believes may violate federal law. We have not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers.

     In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these OIG opinions, we had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. We stopped making such payments following the adoption of HIPAA. Consistent with the advisory opinions, we have made donations to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. We believe, but cannot promise, that our current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions.

     On August 17, 2000, HHS published final regulations governing electronic transactions involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. Health care providers, health care clearinghouses and large health plans who submitted a compliance extension plan to HHS by October 15, 2002 had until October 16, 2003 to comply with the Transaction Standards rule. However, the Transaction Standards rule’s implementation has been delayed indefinitely. This rule will apply to Renal Care Group in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Since many of our payors might not have been able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, we filed a timely compliance extension plan with HHS. We believe that our operations comply with the Transaction Standards rule.

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

     These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. During 2003, we implemented new policies and procedures to maintain patient privacy and comply with HIPAA’s privacy requirements. The privacy regulations are extensive, and we may need to change some of our practices to comply with them as they are interpreted and as we deal with issues that arise.

     On August 12, 1998, HHS published proposed regulations implementing HIPAA that governs the security of health information. HHS recently published the final security regulations. Most covered entities will be required to comply with these regulations by April 21, 2005. We are studying the new regulations and may be required to change some of our practices to comply with them.

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

Government Investigations

     Last year, the federal government continued to investigate practices of health care providers, including providers of dialysis. We expect that the number of government investigations of dialysis providers will continue to increase in 2004. The

OIG has indicated in its 2004 Work Plan that it will be focusing this year on a number of areas of ESRD services, including billing for home dialysis.

     The federal government also continues to investigate practices of laboratories. Each of the laboratories owned and operated by the major dialysis providers, including our laboratory, has been the subject of a government investigation. These laboratories, including our laboratory, could be the subject of future investigations.

     Renal Care Group has developed and implemented a compliance program that is designed to prevent violations of the law. The existence of an effective compliance program may reduce the severity of civil and criminal penalties for certain offenses. We believe our compliance program is effective.

Health Care Legislation

     Congress may enact legislation in the future which may significantly change the Medicare ESRD program or reduce the amount that Medicare and Medicaid will pay for our services. Federal and state statutes or regulations may be enacted to impose additional requirements on us to continue to provide services to ESRD patients, to provide new services, or to maintain eligibility to participate in federal and state payment programs. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing reimbursement of dialysis providers or the manner in which dialysis companies provide services to patients could have a material impact on us and could adversely affect our profitability.

Joint Ventures

     A number of the dialysis centers we operate are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups own a minority interest. The physician owners also may provide medical director services to those centers and/or to other centers we own and operate. Because our relationships with physicians are governed by the Anti-Kickback Statute, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of a safe harbor. Management believes that we have a reasonable basis for concluding that we substantially comply with the Anti-Kickback Statute. Also, we believe we have structured the physician relationships in these joint ventures in a way that meets applicable exceptions under the Stark Law or that otherwise complies with the Stark Law. If the joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, our business could be damaged.

Recent Regulatory Developments

     In addition to the other matters discussed in this section, during 2003, the following regulatory studies, actions and decisions took place:

•	In May of 2003, the OIG issued a report, “Home Dialysis Payment Vulnerabilities,” concerning home dialysis billing processes. The OIG recommended, among other things, changing regulations to limit payments for some home dialysis supplies and collecting any incorrect payments made to providers.

•	On September 22, 2003, CMS issued a letter inviting submission of scientific evidence on EPO dosing and hematocrit/hemoglobin levels to assist CMS in developing of a permanent policy to ensure appropriate administration of EPO to ESRD patients. The comment period ended on January 15, 2004. A draft policy is expected on May 1, 2004, and CMS is scheduled to issue a final policy or memorandum on this matter on July 2, 2004.

•	On November 20, 2003, the OIG Office of Audit Services issued a report, “End Stage Renal Disease Pricing Errors at Independent Facilities,” concerning its audit of Medicare overpayments to independent ESRD providers by a fiscal intermediary, AdminaStar Federal. The overpayments involved injectable drugs that are billed outside of the Medicare composite rate for ESRD services. The OIG recommended, among other things, recovery of identified overpayments.

•	On December 22, 2003, CMS finalized a proposed rule removing the cap on ESRD bad debt reimbursement, which limits payment of allowable bad debt to the facility’s unrecovered costs.

COMPETITION

     The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also intense. According to CMS, there were more than 4,000 outpatient facilities providing dialysis in the United States at the end of 2001. We believe that as of December 31, 2003, approximately 66% of these facilities were owned by multi-center dialysis companies, approximately 16% were owned by independent physicians, small chains and other small operators, and approximately 18% were hospital-affiliated centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc. Other large competitors include DaVita, Inc. and Gambro Healthcare, Inc.

     Fresenius and Gambro are both vertically integrated providers that manufacture and sell dialysis equipment and supplies, which may give them certain competitive advantages. There are also a number of other health care providers that have entered or may decide to enter the dialysis business. Some of our competitors have substantially greater financial resources than ours, and they may compete with us for acquisitions, development and/or management of dialysis centers and nephrology practices. We believe that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. We may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that we will compete effectively with any of our competitors.

INSURANCE

     We maintain professional liability insurance and general liability insurance policies for all of its operations. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, and directors and officers liability. During 2003, our cost for most types of insurance, particularly professional liability insurance, general liability insurance, and directors and officers liability insurance increased substantially, both in terms of premiums and deductibles. In addition, the availability of insurance diminished in 2002 and 2003. Management expects that these trends will continue in 2004 and that we may be required to take more risk in our insurance program. There can be no assurance that the aggregate amount and types of our insurance are adequate to cover all risks we may incur or that insurance will be available in the future.

EMPLOYEES

     At December 31, 2003, we employed 5,818 full-time employees and 931 part-time employees. Of the total employees, 56 were employed at our headquarters and 6,693 were employed at our dialysis facilities, laboratory or regional business offices. In management’s opinion, employee relations are good.

INTERNET WEBSITE

     Our internet website can be found at www.renalcaregroup.com. We make available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.renalcaregroup.com. Copies of our code of ethics may also be requested in print by writing to Investor Relations at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203.

RISK FACTORS

     You should carefully consider the risks described below before investing in our securities. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.

     If any of the following risks occurs, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

If Congress or CMS Changes the Medicare or Medicaid Programs for Dialysis, Then Our Revenue and Earnings Could Decrease

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 49% of our net revenue for 2001, 50% of our net revenue for 2002 and 49% of our net revenue for 2003 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO to treat anemia. We also estimate that approximately 6% of our net revenue for 2001, 7% of our net revenue for 2002 and 6% of our net revenue for 2003 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs (including EPO) that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Congress stated that these changes are not intended to reduce overall reimbursement to dialysis providers, but until actual rates are set, we do not know how the changes will affect us.

If States Lower Medicaid Reimbursement, Then We Would be Less Profitable

     The Medicaid programs in some of the states in which we operate have formerly reimbursed us, or currently reimburse us, at rates higher than those paid by Medicare. Some of these programs, like Washington’s and Wisconsin’s, have approved and implemented reductions in reimbursement. Other programs have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement, other than those approved and implemented in Washington and Wisconsin, might occur and what their precise effect will be.

If Reimbursement for EPO Decreases, Then We Could be Less Profitable

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. EPO is a bio-engineered hormone that is used to treat anemia. Revenues from the administration of EPO were approximately 25% of our net revenue for 2001, 23% of our net revenue for 2002, and 24% of our net revenue for 2003. Most of our payments for EPO come from government programs. For the year ended December 31, 2003, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen Raises the Price for EPO or if EPO Becomes in Short Supply, Then We Could be Less Profitable

     EPO is produced by a single manufacturer, Amgen Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2002 because our contract with Amgen had pricing protection through 2002, but did adversely affect our earnings in 2003. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

If Amgen Markets Aranesp® for ESRD Patients, Then We Could be Less Profitable

     Amgen has developed and obtained FDA approval for a new drug to treat anemia that is marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for between two and three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

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

If Payments by Private Insurers, Hospitals or Managed Care Organizations Decrease, Then Our Revenue and Earnings Could Decrease

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 45% of our net revenue for 2001, 43% of our net revenue for 2002 and 45% of our net revenue for 2003 were derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies will likely be more limited over the next several years than it has been in the recent past. We have recently experienced reductions in reimbursement from two commercial insurers, and management believes that the reductions in reimbursement by these two commercial insurers along with pricing pressure from other commercial insurers and managed care organizations will likely adversely impact our revenue per treatment and earnings per share in 2004. Any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us or to refuse to pay price increases or work to reduce the rate of our price increases;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which generally have lower rates for our services;

•	a portion of our business that is currently reimbursed by private insurers at rates based on our billed charges may become reimbursed under a contract at lower rates; or

•	the scope of coverage by Medicare or Medicaid under the flat composite rate could expand and, as a result, reduce the extent of our services being reimbursed at the higher private-insurance rates.

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

     A number of our medical director agreements will expire over the next three years, unless they are renewed or renegotiated. We were not able to renew or renegotiate a small number of our medical director agreements that expired in 2003, and we may not be able to renew or renegotiate expiring medical director agreements successfully, or we may not be able to enforce the non-competition provisions of some of our medical director or other agreements. Any of these factors could result in a loss of patients, since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

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

If Our Joint Ventures are Found to Violate the Law, Our Business Could Be Damaged

     A number of the dialysis centers we operate are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups maintain a minority interest. The physician owners also may provide medical director services to those centers and/or other centers we own and operate. Because our relationships with physicians are governed by the Anti-Kickback Statute, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of a safe harbor. Also, we believe we have structured the physician relationships in these joint ventures in a way that meets applicable exceptions under the Stark Law or that otherwise complies with the Stark Law. If the joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, our business could be damaged.

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

The Dialysis Business Is Highly Competitive. If We Do Not Compete Effectively in Our Markets, Then We Could Lose Market Share and Our Rate of Growth Could Slow

     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire smaller providers. There is a small number of large dialysis companies that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. Two of our major competitors are part of larger companies that also manufacture dialysis equipment, which allows them to benefit from lower equipment costs. Several of our competitors, including these equipment manufacturers, are larger than we are and have greater financial resources and more established operations. We may also face competition from new entrants into the market, including centers established by former medical directors or other referring physicians. We cannot assure you that we will be able to compete effectively with any of our competitors.

If We Lose Any of Our Executive Officers, Then Our Ability To Run Our Business Could be Adversely Affected, and Our Revenue and Earnings Could Decline

     We depend on the services of our executive officers William P. Johnston, our chairman of the board, Gary A. Brukardt, our president and chief executive officer, Raymond M. Hakim, M.D., Ph.D., David M. Dill and Timothy P. Martin, each an executive vice president, and Douglas B. Chappell, our general counsel. Mr. Brukardt and Dr. Hakim have each been with Renal Care Group since 1996. The services of our executive officers would be difficult to replace. We selected Mr. Johnston as our chairman, Mr. Brukardt as our president and chief executive officer, Mr. Dill as our chief financial officer and Mr. Martin as executive vice president, operations in 2003.

If We are Unable to Make Acquisitions in the Future, Then Our Rate of Growth Will Slow

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our business, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, as of December 31, 2003, the four largest providers of outpatient dialysis services owned approximately 66% of the outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

If We Complete Future Acquisitions, We May Dilute Existing Stockholders by Issuing More of Our Common Stock or We May Incur Expenses Related to Debt and Goodwill, Which Could Reduce Our Earnings

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when we identify impairment. If we identify impairment and are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

If We Complete our Acquisition of National Nephrology Associates and Planned Share Repurchases, Then We Will Have Substantial Leverage

     We have announced a definitive agreement to acquire National Nephrology Associates and our intention to repurchase $250.0 million of our common stock between November 1, 2003 and March 31, 2004. If we complete both of these initiatives as planned, then we will have indebtedness of more than $475.0 million and will incur substantial interest expense in 2004 and beyond. For the last several years, we have had very little indebtedness coupled with strong cash flow, which have given us substantial financial flexibility. Our new level of indebtedness could restrict our ability to make investments in our business or to expand it through the development of new facilities, to make other acquisitions or to acquire additional common stock. In addition, we are or will be subject to a number of covenants in the agreements governing this indebtedness that could restrict the way we do business, acquire new businesses and repurchase common stock.

If We Fail to Integrate Acquired Companies, Then We Will be Less Profitable

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired Midwest Kidney Centers and announced a definitive agreement to acquire National Nephrology Associates, Inc. and we intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We face these challenges particularly in larger acquisitions like the acquisition of National Nephrology Associates. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

If Our Costs of Insurance and Claims Increase, Then Our Earnings Could Decrease

     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. Our earnings could be materially and adversely affected by any of the following:

•	further increases in premiums, deductibles and self-insurance retentions;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.

If Our Board of Directors Does Not Approve an Acquisition or Change in Control, Then Our Shareholders May Not Realize the Full Value of Their Stock

     Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring Renal Care Group to negotiate with and obtain approval from our board of directors before pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:

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

Our Stock Price Is Volatile and as a Result, the Value of Your Investment May Go Down for Reasons Unrelated To the Performance of Our Business

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $28.05 per share to a high closing price of $41.62 per share during the year ended December 31, 2003. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Item 2. Properties

PROPERTIES

     As of December 31, 2003, we operated 284 dialysis centers in 27 states, of which 251 are located in leased facilities and 33 are owned. The following is a summary of our outpatient dialysis centers by state.

OUTPATIENT FACILITIES BY STATE

Alabama	4
Alaska	2
Arizona	31
Arkansas	10
Colorado	2
Florida	7
Idaho	1
Illinois	18
Indiana	27
Kansas	12
Kentucky	3
Louisiana	1
Michigan	6
Mississippi	33
Missouri	10
Nebraska	2
New Jersey	3
New Mexico	3
Ohio	22
Oklahoma	4
Oregon	10
Pennsylvania	11
South Carolina	3
Tennessee	6
Texas	41
Washington	10
Wisconsin	2

TOTAL	284

     Some of our centers are leased from physicians who practice at the center and who are stockholders. Our leases generally have terms ranging from one to 15 years and typically contain renewal options. The size of our centers ranges from approximately 1,000 to 25,000 square feet. We lease office space in Nashville, Tennessee for our corporate headquarters under a lease that expires in 2009. We lease other office space in and around Nashville, Tennessee for certain billing and computer operations. We consider our physical properties to be in good operating condition and suitable for the purposes for which they are being used.

     Expansion or relocation of our dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need, approval of a certificate of need application is usually necessary for expansion of an existing dialysis center or development of a new center.

     We generally own the equipment used in our outpatient centers. We consider our equipment generally to be in good operating condition and suitable for the purposes for which it is being used.

Item 3. Legal Proceedings

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later.

     In March 2001, we were sued in Mahoning County, Ohio by one of the affected patients for injuries related to the August 30, 2000 illnesses. Ten additional suits were filed, and as of December 31, 2003, a total of five of these suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. We have denied the allegations and have filed cross-claims against the water system vendors. We intend to pursue these cross-claims vigorously.

     Management believes that our insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on our consolidated financial position or results of operation.

     In addition, we are subject to claims and suits in the ordinary course of business, including those arising from patient treatment, and we believe these claims and suits will be covered by our liability insurance and reserves we have established to satisfy these claims.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our shareholders during the fourth quarter of 2003.

PART II

     Item 5. Market for Company’s Common Equity and Related Stockholder Matters.

PRICE RANGE OF COMMON STOCK

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “RCI”. The following table sets forth the quarterly high and low closing sales prices as reported on the New York Stock Exchange for the last two fiscal years.

2002	High	Low

First quarter	$33.65	$28.30
Second quarter	$35.80	$31.15
Third quarter	$33.65	$27.72
Fourth quarter	$34.01	$30.35

2003	High	Low

First quarter	$31.60	$28.05
Second quarter	$35.21	$30.00
Third quarter	$37.60	$34.05
Fourth quarter	$41.62	$33.04

HOLDERS

     As of February 26, 2004, the approximate number of registered stockholders was 166, and the Company had approximately 11,000 beneficial owners.

DIVIDEND POLICY

     Renal Care Group has never paid any cash dividend on its capital stock. Renal Care Group currently anticipates that all of its earnings will be retained to finance the growth and development of its business or to repurchase common stock. Renal Care Group does currently not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Renal Care Group’s Board of Directors and its review of Renal Care Group’s earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans (number of shares in thousands)

     The following table summarizes our equity compensation plans as of December 31, 2003:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	For Future Issuance
	Be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	And Rights	Rights	In Column (a))
Plan Category (1)	(a)	(b)	(c)

Equity compensation plans approved by Stockholders	5,646	$26.50	1,242
Equity compensation plans not approved by Stockholders (2)	353	$12.86	—

Total	5,999	$25.70	1,242

(1)     Renal Care Group currently has three option plans that were assumed in connection with a merger, acquisition or other transaction. The first such plan was adopted by Renal Disease Management by Physicians, Inc. (RDM) in 1997 under which there are nine options issued and outstanding to purchase shares at a weighted average exercise price of $19.65. The second plan was adopted by Dialysis Centers of America, Inc. (DCA) in 1995 under which there are 16 options issued and outstanding to purchase shares at a weighted average exercise price of $25.58. The third plan was adopted in 1994 and there are eight options issued and outstanding under such plan to purchase shares at a weighted average exercise price of $3.33.

(2)     These options were issued outside of our existing stock options plans to certain employees, officers, directors, and other key persons. These options vest over various periods up to five years and have a term of ten years from the date of issuance.

Further information concerning these plans is incorporated by reference to Footnote 8 in the Consolidated Financial Statements included in this annual report.

Item 6. Selected Financial Data

     The selected financial data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes for the years ended December 31, 2001, 2002 and 2003, together with the related Report of Independent Auditors are included elsewhere in this annual report on Form 10-K. Please read the following data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,

	1999	2000	2001	2002	2003

INCOME STATEMENT DATA:
Net revenue	$541,895	$622,575	$755,082	$903,387	$1,005,319
Patient care costs	351,367	402,009	489,271	589,696	653,307
General and administrative expenses	51,315	57,104	64,530	78,079	90,249
Provision for doubtful accounts	14,632	16,949	20,290	23,501	26,200
Depreciation and amortization	27,835	32,321	38,945	40,432	44,905
Restructuring charge	—	9,235	—	—	—
Merger expenses	4,300	3,766	—	—	—

Total operating costs and expenses	449,449	521,384	613,036	731,708	814,661

Income from operations	92,446	101,191	142,046	171,679	190,658
Interest expense, net	6,224	5,015	2,636	1,140	629

Income before minority interest and income taxes	86,222	96,176	139,410	170,539	190,029
Minority interest	7,768	10,011	15,478	21,410	25,431

Income before income taxes	78,454	86,165	123,932	149,129	164,598
Provision for income taxes	31,367	34,706	47,331	56,669	62,542

Net income	$47,087	$51,459	$76,601	$92,460	$102,056

Basic net income per share	$1.05	$1.12	$1.59	$1.89	$2.11

Basic weighted average shares outstanding	45,015	46,048	48,113	48,978	48,479

Diluted net income per share	$1.00	$1.07	$1.52	$1.82	$2.05

Diluted weighted average shares outstanding	47,052	47,948	50,433	50,767	49,835

	December 31,

	1999	2000	2001	2002	2003

BALANCE SHEET DATA:
Working capital	$73,651	$108,915	$104,047	$110,481	$122,667
Total assets	500,906	582,672	651,049	740,123	819,873
Long-term debt	79,690	58,316	3,776	10,161	2,652
Stockholders’ equity	311,839	394,122	510,251	543,888	570,845

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 20 to 26 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.

     Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

     Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2003, we provided dialysis and ancillary services to over 21,400 patients through 284 outpatient dialysis centers in 27 states, in addition to providing acute dialysis services to more than 130 hospitals.

     Our net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with outpatient dialysis, primarily the administration of EPO and other drugs;

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based medical university dialysis programs.

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services. For the year ended December 31, 2003, approximately 55% of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2002, 2003 or 2004.

     The Medicaid programs in some of the states in which we operate have formerly reimbursed us, or currently reimburse us, at rates higher than those paid by Medicare. Some of these programs, like Washington’s and Wisconsin’s, have approved and implemented reductions in reimbursement. Other programs have proposed reductions or have announced that they are considering reductions. If all the states in which we operate that have Medicaid rates that are higher than Medicare rates were to reduce their rates to Medicare rates, and giving effect to the reductions already implemented in Washington and Wisconsin, our earnings per share will likely be adversely affected by between $0.10 and $0.15 per share in 2004. We assumed that these reductions would occur when we set and communicated our corporate goals for 2004.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services we provide. We receive separate reimbursement outside the composite rate for some other services, drugs (including specific drugs such as EPO) and some physician-ordered tests, including laboratory tests, provided to dialysis patients.

     If a patient has private health insurance, then that patient’s treatment is typically reimbursed at rates significantly higher than those paid by Medicare during the first 30 months of care. After that period Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and is usually higher than Medicare rates. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

     We derive a significant portion of our net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because we were already under contract with Amgen through 2002, this price increase did not affect our results of operations during 2002. Key components of the 2002 pricing formula were maintained in our 2003 contract with Amgen. Therefore, while the 2002 price increase had an adverse affect on our 2003 results of operations, we were able to mitigate approximately 80% of the increase. Amgen did not implement a price increase in 2003, but changes in our contract with Amgen for 2004 may result in an increase in our cost of EPO. We estimated the impact of these changes and assumed they would take place when we set and communicated our corporate goals for 2004.

Critical Accounting Policies

     The Securities and Exchange Commission issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, we have identified accounting policies that we consider critical to our business. Management identified these policies based on their importance to the Consolidated Financial Statements and on the degrees of subjectivity and complexity involved in these policies. In addition to these critical policies, a summary of significant accounting policies is included in our consolidated financial statements and related notes, contained elsewhere in this annual report on Form 10-K.

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates, including those related to net revenue and contractual provisions and provision for doubtful accounts. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Net Revenue and Contractual Provisions

     We recognize revenue net of contractual provisions as services are provided. Contractual provisions represent the difference between our gross billed charges and the amount we expect to receive. Under the Medicare ESRD program, Medicare reimbursement rates for outpatient dialysis treatments are fixed under a composite rate structure. The composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies for the treatment, some laboratory tests and some medications. There are other drugs, laboratory tests and services that are eligible for separate reimbursement outside the composite rate. Most state Medicaid plans follow reimbursement methodologies that are similar to the Medicare program, but other payors, particularly private insurance plans and managed care payors, reimburse us under contractual arrangements or based on our charges. Each of these payor sources provides unique challenges to the process of recording contractual provisions.

     We have made significant investments in human resources and information systems to enable us to estimate the appropriate amount of contractual provisions as services are provided. Actual levels of reimbursement, however, are sometimes difficult to determine due to the complexity of the applicable regulations or contracts. As a result, we may in fact collect more or less than the amount expected when the services are provided. In addition, regulations and contracts may be changed, making system updates and maintenance necessary for estimating net revenue accurately. As a result, management may make adjustments to the contractual provisions estimated by the system based on actual collection experience and other factors.

Provision for Doubtful Accounts

     Collecting outstanding accounts receivable is critical to our success. Our primary source of collection risk is related to the portion of our charges for which the patient is responsible. The patients’ responsibility is typically between 10% and 15% of gross charges. We record an estimate of the provision for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors, including the analysis of payor mix, subsequent collection analysis and review of detailed agings of accounts receivable. Significant changes in our payor mix or business office operations could have a significant impact on our results of operations and cash flows.

Self- Insurance Accruals

     From time to time, we are subject to professional liability, general liability and workers compensation claims or lawsuits in the ordinary course of business. To mitigate a portion of this risk, we maintain insurance for professional liability and general liability claims exceeding certain individual amounts and workers compensation claims exceeding certain individual and aggregate amounts. We estimate the self-insured retention portion of professional liability, general liability and workers compensation risks using third-party actuarial calculations that include historical claims data, demographic factors and other assumptions. The estimated accrual for professional liability, general liability and workers compensation claims could be significantly affected, if current and future occurrences differ from historical claims trends. While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims, the wide range of potential outcomes and changes in the legal climate often complicate our ability to make precise estimates.

Impairment of Goodwill and Long-Lived Assets

     We review goodwill, long-lived assets and identifiable intangibles for impairment at least once a year and at any other time management identifies events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the discounted present value of future net cash flows management expects the asset to generate. The computation of future net cash flows is often complex and includes subjective assumptions. If management determines that assets are impaired, then the impairment is equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, as determined by independent appraisals or estimates of discounted future cash flows.

Results of Operations

     The following table sets forth results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

	Year Ended December 31,

	2001		2002		2003

Net revenue	$755,082	100.0%	$903,387	100.0%	$1,005,319	100.0%
Patient care costs	489,271	64.8	589,696	65.3	653,307	65.0
General and administrative expenses	64,530	8.5	78,079	8.6	90,249	9.0
Provision for doubtful accounts	20,290	2.7	23,501	2.6	26,200	2.6
Depreciation and amortization	38,945	5.2	40,432	4.5	44,905	4.4

Total operating costs and expenses	613,036	81.2	731,708	81.0	814,661	81.0

Income from operations	142,046	18.8	171,679	19.0	190,658	19.0
Interest expense, net	2,636	0.3	1,140	0.1	629	0.1
Minority interest	15,478	2.0	21,410	2.4	25,431	2.5

Income before income taxes	123,932	16.4	149,129	16.5	164,598	16.4
Provision for income taxes	47,331	6.3	56,669	6.3	62,542	6.2

Net income	$76,601	10.1%	$92,460	10.2%	$102,056	10.2%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenue Net revenue increased from $903.4 million for the year ended December 31, 2002 to $1,005.3 million for the year ended December 31, 2003, an increase of $101.9 million, or 11.3%. This increase resulted primarily from a 7.8% increase in the number of treatments we performed from 3,019,675 in 2002 to 3,254,447 in 2003 and a 3.7% increase in the average patient revenue per dialysis treatment from $297 in 2002 to $308 in 2003. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 4.7% increase in same-market treatments for 2003 over 2002. We anticipate reductions in same-market treatment rate of growth during 2004. We estimate that approximately $10 of the $11 increase in revenue per treatment in 2003 was largely attributable to the rate increase to private payors that we implemented during the fourth quarter of 2002. The remaining $1 per treatment increase was the net result of both favorable and unfavorable payor contract resolutions. During 2003 we experienced favorable payor contract resolutions of $5 per treatment, which was offset by $4 per treatments of unfavorable payor resolutions a portion of which relate to reduced reimbursement experienced with certain managed care contracts and reduced reimbursement in certain state Medicaid programs. Assuming a full year impact in these reductions, we expect our 2004 patient revenue per dialysis treatment to be negatively impacted by approximately $5. Consistent with previous years we implemented a rate increase to private payors during the fourth quarter of 2003, and we believe this increase will offset most of the decrease noted above. Accordingly, we expect patient revenue per dialysis treatment to remain flat or increase slightly in 2004 as compared to 2003.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $589.7 million for the year ended December 31, 2002 to $653.3 million for the year ended December 31, 2003, an increase of 10.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.3% in 2002 to 65.0% in 2003. Patient care costs per treatment increased 3.1% from $195 in 2002 to $201 in 2003. The increase in patient care costs per treatment was due to increases in the price of EPO, labor costs, the cost of insurance, increases in self-insurance accruals, and the utilization of certain ancillary drugs. Management believes that the Company will continue to face increases in the cost of labor and insurance in 2004.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $78.1 million for the year ended December 31, 2002 to $90.2 million for the year ended December 31, 2003, an increase of 15.6%. This increase was due primarily to a $5.4 million charge recorded in the first quarter of 2003 for a retirement benefit plan for our former chairman, chief executive officer and president that was adopted in January 2003. General and administrative expenses as percentage of revenue increased from 8.6% in 2002 to 9.0% in 2003. The charge for the retirement package accounted for substantially all of the increase in general and administrative expenses as a percentage of net revenue.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $23.5 million in 2002 to $26.2 million in 2003, an increase of $2.7 million, or 11.5%. The provision for doubtful accounts as a percentage of net revenue remained consistent in 2002 and 2003 at 2.6%.

     Depreciation and Amortization. Depreciation and amortization increased from $40.4 million for the year ended December 31, 2002 to $44.9 million for the year ended December 31, 2003, an increase of 11.1%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased slightly from 4.5% in 2002 to 4.4% in 2003.

     Income from Operations. Income from operations increased from $171.7 million for the year ended December 31, 2002 to $190.7 million for the year ended December 31, 2003, an increase of 11.1%. Income from operations as a percentage of net revenue remained consistent in 2002 and 2003 at 19.0%.

     Interest Expense, Net. Interest expense decreased from $1.1 million for the year-ended December 31, 2002 to $629,000 for the year ended December 31, 2003. This decrease was the result of lower average borrowings in 2003. We expect substantially higher interest expense in 2004 as the result of borrowings associated with the planned acquisition of National Nephrology Associates and our previously announced plan to repurchase $250.0 million of our common stock by March 31, 2004.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of entities that are not wholly owned whose financial results are included in our consolidated results. Minority interest as a percentage of net revenue increased to 2.5% in 2003 from 2.4% in 2002. This increase was the result of continued financial improvements of our larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures. As of December 31, 2003, we were the majority and controlling owner in 50 joint ventures compared to 36 as of December 31, 2002.

     Provision for Income Taxes. Income tax expense increased from $56.7 million in 2002 to $62.5 million in 2003, an increase of $5.9 million or 10.4%. The increase is a result of pre-tax earnings increasing by 10.4%. Our effective tax rate was 38.0% in both 2002 and 2003.

     Net Income. Net income increased from $92.5 million in 2002 to $102.1 million in 2003, an increase of $9.6 million or 10.4%. This increase was a result of the items discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Revenue Net revenue increased from $755.1 million for the year ended December 31, 2001 to $903.4 million for the year ended December 31, 2002, an increase of $148.3 million, or 19.6%. This increase resulted primarily from a 12.4% increase in the number of treatments we performed from 2,686,181 in 2001 to 3,019,675 in 2002 and a 6.8% increase in the average patient revenue per dialysis treatment from $278 in 2001 to $297 in 2002. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 5.8% increase in same-market treatments for 2002 over 2001. We estimate that approximately $10 of the $19 per treatment increase was attributable to the rate increase to private payors that we implemented during the fourth quarter of 2001. The remaining $9 per treatment increase was the result of favorable resolutions of various payor contract issues of $4, and $5 relating to the increase in the utilization of certain ancillary drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $489.3 million for the year ended December 31, 2001 to $589.7 million for the year ended December 31, 2002, an increase of 20.5%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in 2001 to 65.3% in 2002. Patient care costs per treatment increased 7.1% from $182 in 2001 to $195 in 2002. The increases in patient care costs as a percentage of net revenue and patient care costs per treatment were due to increases in the price of EPO, increased labor costs to address wage pressures in many of our markets, increases in the cost of insurance, increases in self-insurance accruals, the increase in utilization of certain ancillary drugs and the increased cost of the drug Heparin following a recall by its manufacturer.

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

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $20.3 million in 2001 to $23.5 million in 2002, an increase of $3.2 million, or 15.8%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.7% in 2001 to 2.6% in 2002 as a result of improved collection efforts.

     Depreciation and Amortization. Depreciation and amortization increased from $38.9 million for the year ended December 31, 2001 to $40.4 million for the year ended December 31, 2002, an increase of 3.8%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 5.2% in 2001 to 4.5% in 2002, primarily as a result of the implementation of SFAS No. 142, under which we stopped amortizing goodwill effective January 1, 2002. For 2001, we recorded goodwill amortization of $6.4 million.

     Income from Operations. Income from operations increased from $142.0 million for the year ended December 31, 2001 to $171.7 million for the year ended December 31, 2002, an increase of 20.9%. Income from operations as a percentage of net revenue increased from 18.8% in 2001 to 19.0% in 2002 principally as a result of the factors discussed above.

     Interest Expense, Net. Interest expense decreased from $2.6 million for the year-ended December 31, 2001 to $1.1 million for the year ended December 31, 2002. This decrease was principally the result of lower average borrowings in 2002, partially offset by costs incurred when we restructured our lines of credit in 2002.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of entities that are not wholly owned whose financial results are included in our consolidated results. Minority interest as a percentage of net revenue increased to 2.4% in 2002 from 2.0% in 2001. This increase was the result of continued financial improvements of our larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures.

     Provision for Income Taxes. Income tax expense increased from $47.3 million in 2001 to $56.7 million in 2002, an increase of $9.3 million or 19.7%. The increase is a result of pre-tax earnings increasing by 20.3%. Our effective tax rate decreased from 38.2% in 2001 to 38.0% in 2002. This decrease was primarily the result of eliminating goodwill amortization for financial reporting purposes as required by SFAS No. 142 while some goodwill continues to be amortized for income tax purposes.

     Net Income. Net income increased from $76.6 million in 2001 to $92.5 million in 2002, an increase of $15.9 million or 20.7%. This increase was a result of the items discussed above.

Liquidity and Capital Resources

     Renal Care Group requires capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At December 31, 2003, our working capital was $122.7 million; cash and cash equivalents were $50.3 million; and our current ratio was 1.7 to 1.0. Our working capital increased during the year primarily as a result of the increase in operating cash flows.

     Net cash provided by operating activities was $186.5 million for the year ended December 31, 2003. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $78.5 million for the year ended December 31, 2003. Cash used in investing activities consisted primarily of $63.8 million of purchases of property and equipment and $14.2 million of cash paid for acquisitions, net of cash acquired. Net cash used in financing activities was $96.1 million for the year ended December 31, 2003. Cash used in financing activities primarily reflects $140.5 million in repurchases of our common stock, partially offset by $51.8 million in net proceeds from the issuance of common stock as stock options were exercised.

     In July 2002, we entered into two credit agreements with a group of banks totaling $150.0 million consisting of a $100.0 million Second Amended and Restated Loan Agreement (the Multi-Year Facility) and a $50.0 million Loan Agreement (the 364-day Facility). The Multi-Year Facility had a final maturity of July 1, 2005, and the 364-day facility had a final maturity of June 30, 2004, based on an amendment made in June 2003. As of December 31, 2003 there were no amounts outstanding under the Multi-Year Facility or the 364-day Facility, and the Company had $150.0 million available under these agreements.

     On February 10, 2004, we entered into a new credit agreement (the 2004 Agreement) with a group of banks totaling up to $700.0 million. The 2004 Agreement replaced the Multi-Year Facility and the 364-day Facility discussed above. This credit agreement has a $150.0 million revolving credit facility, a committed $325.0 million dollar term loan facility and a $225.0 million incremental term loan facility. Our ability to borrow under the committed term loan facility expires in May 2004. All of these committed facilities have a final maturity of February 10, 2009. The credit agreement provides that $175.0 million of the committed term loan facility may only be used to finance our acquisition of National Nephrology Associates. To the extent we do not use that amount to fund the acquisition, unborrowed amounts will increase the size of the incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks finalizing specific terms.

     Borrowings under the revolving credit facility and $150.0 million of the committed term loan facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement bear interest at variable rates determined by our leverage ratio. This variable rate debt instrument carries a degree of interest rate risk. Specifically, we will face higher interest costs on this debt if interest rates rise. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

     We intend to use this facility to complete our previously announced $250.0 million share repurchase and our acquisition of National Nephrology Associates. Assuming we complete both of these initiatives we will have more than $475.0 million in outstanding indebtedness. This indebtedness will include $160.0 million in senior subordinated notes of National Nephrology Associates that we will assume in the acquisition. These notes bear interest at the rate of 9% per annum. As a result of this indebtedness, we will incur substantial interest expense in 2004.

     A significant component of our growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that we will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under our new credit facility, will be sufficient to meet our acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, we may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that we will be able to secure additional financing, if required, on acceptable terms.

     We plan to make capital expenditures of between $70.0 million and $80.0 million, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. We expect that these capital expenditures will be funded with cash provided by operating activities and our existing credit facilities. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing its common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 2.9 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003, we repurchased 3.7 million shares of common stock for $140.5 million. Through December 31, 2003, we had repurchased an aggregate of 6.6 million shares under the plan, for a total of approximately $234.4 million. As of February 23, 2004, we had repurchased approximately $181.9 million of our common stock between November 1, 2003 and that date, leaving $68.1 million remaining of the $250.0 million we intend to repurchase in early 2004.

     The Securities and Exchange Commission has issued a financial reporting release, FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. This release encourages public companies to give investors additional information about funds that will be required to operate its business in the future under agreements that are in place today. In accordance with FR-61, the following table gives information about our existing contractual obligations. At December 31, 2003, we had no significant contingent commitments.

	Payments Due by Period (in thousands)

		Less than 1
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	After 5 years

Long-Term Obligations:
Capital leases and long term debt	$2,834	$182	$321	$265	$2,066
Operating leases	195,891	30,413	53,219	43,890	68,369
Medical director fee obligations	75,172	13,902	25,571	19,313	16,386

Total contractual cash obligations	$273,897	$44,497	$79,111	$63,468	$86,821

Newly Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148), which amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 148 provides alternative methods for Companies electing to implement the fair-value based method of accounting for stock-based employee compensation. The Statement also requires that certain disclosures be made in both annual and interim financial statements about the method of accounting and the related effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148 and SFAS No. 123, and accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair-value method.

     In December 2003, the FASB issued revised Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Application of FIN 46 is required during the fourth quarter of 2003 for interests in structures that are commonly referred to as special-purpose entities; immediately for all new entities created after February 1, 2003; and for all other types of variable interest entities in the first quarter of 2004. The effect of applying the initial consolidation provisions of FIN 46 on Renal Care Group’s results of operations or financial position as of December 31, 2003 was not significant. We do not expect the application of the remaining consolidation provisions of FIN 46, as required in the first quarter of 2004, will have a material effect on Renal Care Group’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and the first interim period beginning after June 15, 2003. We currently have no financial instruments that fall within the guidelines of the new requirements and, as such, there was no effect of adopting SFAS No. 150 on our results of operations or financial position.

Impact of Inflation

     A substantial portion of our net revenue is subject to reimbursement rates that are regulated by the federal government and do not automatically adjust for inflation. We are unable to increase the amount we receive for the services provided by our dialysis business that are reimbursed under or by reference to the Medicare composite rate. Increased operating costs due to inflation, such as labor and supply costs (including the cost of EPO), without a corresponding increase in reimbursement rates, may adversely affect our results of operations, financial condition and business.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     Renal Care Group maintains all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore, the Company has no “market risk sensitive instruments.”

Interest Rate Risk

     On February 10, 2004, we entered a new credit agreement with a group of banks, which agreement has a total of $475.0 million in committed facilities. Under the 2004 Agreement, outstanding balances have interest at rates that are adjusted on specific consolidated leverage ratios defined in the agreement. These variable rate debt instruments carry a degree of interest rate risk. Specifically, variable rate debt may result in higher costs to us if interest rates rise.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and financial statement schedule in Part IV, Item 15(a) (1) and (2) of the report are incorporated by reference into this Item 8.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9a. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, we maintain disclosure controls and procedures that provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Company

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action - Proposal 1. Election of Directors” and “Management - Directors and Executive Officers” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this item will appear in, and is incorporated by reference from, the section entitled “Auditors” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page

(a)	Documents filed as part of this Report:
(1)	Consolidated Financial Statements
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at December 31, 2002 and 2003	F-2
	Consolidated Income Statements for the years ended December 31, 2001, 2002, and 2003	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002, and 2003	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003	F-6
	Notes to Consolidated Financial Statements	F-8
(2)	Consolidated Financial Statement Schedules
	Schedule II - Consolidated Schedule-Valuation and Qualifying Accounts	F-25
(3)	The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference.
(b)	None.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 2002 and 2003, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 2002 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 13, 2004

Renal Care Group, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$38,359	$50,295
Accounts receivable, less allowance for doubtful accounts of $43,677 in 2002 and $32,161 in 2003	152,440	173,679
Inventories	23,336	26,345
Prepaid expenses and other current assets	19,486	28,050
Income taxes receivable	—	1,910
Deferred income taxes	12,240	11,825

Total current assets	245,861	292,104
Property, plant and equipment, net	202,972	224,397
Intangible assets, net	12,110	14,046
Goodwill	275,666	286,578
Other assets	3,514	2,748

Total assets	$740,123	$819,873

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31

	2002	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,655	$36,795
Accrued compensation	32,066	40,619
Due to third-party payors	32,611	46,049
Income taxes payable	1,423	—
Accrued expenses and other current liabilities	35,492	45,792
Current portion of long-term debt	133	182

Total current liabilities	135,380	169,437
Long-term debt, net of current portion	10,161	2,652
Deferred income taxes	19,288	38,390
Other long-term liabilities	—	5,898
Minority interest	31,406	32,651

Total liabilities	196,235	249,028

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 51,176 and 53,643 shares issued at December 31, 2002 and 2003, respectively	512	536
Treasury stock, 2,983 and 6,641 shares of common stock at December 31, 2002 and 2003, respectively	(93,953)	(234,404)
Additional paid-in capital	309,355	374,683
Retained earnings	327,974	430,030

Total stockholders’ equity	543,888	570,845

Total liabilities and stockholders’ equity	$740,123	$819,873

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Income Statements
(in thousands, except per share data)

	Year Ended December 31

	2001	2002	2003

Net revenue	$755,082	$903,387	$1,005,319
Operating costs and expenses:
Patient care costs	489,271	589,696	653,307
General and administrative expenses	64,530	78,079	90,249
Provision for doubtful accounts	20,290	23,501	26,200
Depreciation and amortization	38,945	40,432	44,905

Total operating costs and expenses	613,036	731,708	814,661

Income from operations	142,046	171,679	190,658
Interest expense, net	2,636	1,140	629

Income before minority interest and income taxes	139,410	170,539	190,029
Minority interest	15,478	21,410	25,431

Income before income taxes	123,932	149,129	164,598
Provision for income taxes	47,331	56,669	62,542

Net income	$76,601	$92,460	$102,056

Net income per share:
Basic	$1.59	$1.89	$2.11

Diluted	$1.52	$1.82	$2.05

Weighted average shares outstanding:
Basic	48,113	48,978	48,479

Diluted	50,433	50,767	49,835

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2000	47,087	$471	—	$—	$234,738	$158,913	$394,122
Net income	—	—	—	—	—	76,601	76,601
Common stock issued and related income tax benefit	2,510	25	—	—	42,562	—	42,587
Repurchase of common stock held in treasury	—	—	100	(3,059)	—	—	(3,059)

Balance at December 31, 2001	49,597	496	100	(3,059)	277,300	235,514	510,251
Net income	—	—	—	—	—	92,460	92,460
Common stock issued and related income tax benefit	1,579	16	—	—	32,055	—	32,071
Repurchase of common stock held in treasury	—	—	2,883	(90,894)	—	—	(90,894)

Balance at December 31, 2002	51,176	512	2,983	(93,953)	309,355	327,974	543,888
Net income	—	—	—	—	—	102,056	102,056
Common stock issued and related income tax benefit	2,467	24	—	—	65,328	—	65,352
Repurchase of common stock held in treasury	—	—	3,658	(140,451)	—	—	(140,451)

Balance at December 31, 2003	53,643	$536	6,641	$(234,404)	$374,683	$430,030	$570,845

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31

	2001	2002	2003

OPERATING ACTIVITIES
Net income	$76,601	$92,460	$102,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,945	40,432	44,905
Loss on sale of property and equipment	1,266	1,167	886
Income applicable to minority interest	15,478	21,410	25,431
Distributions to minority shareholders	(16,446)	(7,934)	(24,634)
Deferred income taxes	1,488	11,214	19,517
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,240)	(23,814)	(20,253)
Inventories	(2,832)	(6,587)	(2,754)
Prepaid expenses and other current assets	604	(902)	(8,564)
Accounts payable	2,247	5,369	3,140
Accrued compensation	2,625	18	8,553
Due to third-party payors	649	4,712	13,313
Accrued expenses and other current liabilities	5,168	12,747	8,838
Income taxes	11,648	18,331	10,217
Other long-term liabilities	—	—	5,898

Net cash provided by operating activities	133,201	168,623	186,549
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,078	218	2,270
Purchases of property and equipment	(65,672)	(61,551)	(63,762)
Cash paid for acquisitions, net of cash acquired	(38,403)	(40,495)	(14,154)
(Increase) decrease in other assets	(4,415)	4,408	(2,858)

Net cash used in investing activities	(107,412)	(97,420)	(78,504)
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit	(54,000)	7,394	(7,080)
Payments on long-term debt	(516)	(1,884)	(380)
Net proceeds from issuance of common stock	29,307	22,221	51,802
Repurchase of treasury shares	(3,059)	(90,894)	(140,451)
Proceeds from sale of minority interest investment	—	2,896	—

Net cash used in financing activities	(28,268)	(60,267)	(96,109)
(Decrease) increase in cash and cash equivalents	(2,479)	10,936	11,936
Cash and cash equivalents, at beginning of year	29,902	27,423	38,359

Cash and cash equivalents, at end of year	$27,423	$38,359	$50,295

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31

	2001	2002	2003

DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,520	$782	$922

Income taxes	$48,963	$27,126	$32,808

DISCLOSURES OF BUSINESS ACQUISITIONS:
Fair value of assets acquired	$39,108	$41,478	$14,388
Liabilities assumed	705	983	234

Cash paid for acquisitions, net of cash acquired	$38,403	$40,495	$14,154

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
December 31, 2003

1. ORGANIZATION

Renal Care Group, Inc. (the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of December 31, 2003, the Company provided dialysis and ancillary services to over 21,400 patients through 284 outpatient dialysis centers in 27 states. In addition to its outpatient dialysis center operations, as of December 31, 2003, the Company provided acute dialysis services through contractual relationships with more than 130 hospitals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

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

Inventories

Inventories consist of drugs, supplies and parts used in dialysis treatments and are stated at the lower of cost or market. Cost is determined using either the first-in, first-out method or the average cost method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or the useful lives.

Goodwill and Other Intangibles

The Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on January 1, 2002. In accordance with the transitional requirements of this statement, during 2001, the Company did not amortize goodwill or intangible assets with indefinite lives acquired after June 30, 2001. However, during 2001, the Company amortized goodwill and intangibles acquired prior to July 1, 2001 in accordance with Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations. For periods subsequent to December 31,

2001, the Company did not amortize goodwill or intangible assets with indefinite lives in accordance with SFAS No. 142. As of December 31, 2002 and 2003, the carrying amount of goodwill was $275,666 and $286,578, respectively.

During 2001, separately identifiable intangible assets with definite lives, such as non-competition agreements, acquired after June 30, 2001 were amortized over the estimated useful life of such assets. For periods subsequent to December 31, 2001, all separately identifiable intangible assets, whether acquired before or after June 30, 2001, with definite lives were amortized over their respective useful lives.

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

Minority Interest

Minority interest represents the proportionate equity interest of other owners in the Company’s consolidated entities that are not wholly owned. As of December 31, 2003 the Company was the majority and controlling owner in 50 joint ventures.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), which amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. These consolidated financial statements and related notes include the disclosure requirements of SFAS No. 148. However, the Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and does not utilize the fair value method.

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

Medicare

The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment. The composite rate is subject to regional differences based on certain factors, including labor costs. Some drugs and other ancillary services are reimbursed on a fee for service basis.

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

Reimbursements from Medicare and Medicaid approximated 55%, 57% and 55% of net revenue for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Self Insurance

The Company is subject to professional liability, general liability and workers compensation claims or lawsuits in the ordinary course of business. Accordingly, the Company maintains insurance for professional liability and general liability claims exceeding certain individual amounts. Similarly, the Company maintains workers compensation insurance for claims exceeding certain individual and aggregate amounts. The Company estimates its self-insured retention portion of professional liability, general liability and workers compensation risks using third party actuarial calculations that include historical claims data, demographic factors and other assumptions.

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

Concentration of Credit Risks

The Company’s primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid represented 45% and 46% of gross accounts receivable at December 31, 2002 and 2003, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company’s operations.

The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 25% of the net revenue of the Company for the year ended December 31, 2001, 23% of the net revenue of the Company for the year ended December 31, 2002 and 24% of the net revenue of the Company for the year ended December 31, 2003. EPO is produced by a single manufacturer.

Impairment of Goodwill and Long-Lived Assets to be Disposed Of

The Company reviews goodwill, long-lived assets and separately identifiable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the present value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 2003, the Company completed its annual impairment testing, and, as of December 31, 2003, in the opinion of management, there has been no impairment of goodwill, long-lived assets or separately identifiable intangible assets.

3. BUSINESS ACQUISITIONS

2003 Acquisitions

During 2003, the Company completed three acquisitions, which were accounted for under the purchase method of accounting. The combined purchase price paid in these acquisitions was $14,154 and consisted exclusively of cash. Each of the transactions involved the acquisition of assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened the Company’s existing market share within a specific geographic area or provided the Company with an entrance into a new market.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed in 2003:

Accounts receivable	$986
Inventory	255
Property, plant and equipment, net	1,579
Intangible assets	656
Goodwill	10,912

Total assets acquired	14,388
Total liabilities assumed	234

Net assets acquired	$14,154

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Goodwill resulting from these transactions amounted to $10,912 and was not amortized during 2003 in accordance with the requirements of SFAS No. 142. All goodwill is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

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

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Three of the five transactions were completed prior to July 1, 2001 and resulted in goodwill and other intangibles of $6,428. This goodwill was amortized during 2001 using a 35-year blended useful life. The other two transactions were completed after June 30, 2001. Goodwill and other intangible assets resulting from these transactions was $24,077 and was not amortized during 2001 in accordance with the requirements of SFAS No. 142. None of the goodwill from 2001 transactions was amortized during 2002. All goodwill is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

Pro Forma Data (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired businesses, as if each of the acquisitions had been consummated as of the beginning of each year below, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	2001	2002	2003

Pro forma net revenue	$794,409	$919,244	$1,013,965

Pro forma net income	$77,492	$93,060	$102,383

Pro forma net income per share
Basic	$1.61	$1.90	$2.11

Diluted	$1.54	$1.83	$2.05

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,

	2002	2003

Medical equipment	$124,347	$143,758
Computer software and equipment	58,285	57,718
Furniture and fixtures	24,532	27,027
Leasehold improvements	84,807	101,113
Buildings	24,862	23,511
Construction-in-progress	10,437	15,058

	327,270	368,185
Less accumulated depreciation	(124,298)	(143,788)

	$202,972	$224,397

Depreciation expense was $30,836, $38,191 and $42,561 for the years ended December 31, 2001, 2002 and 2003, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with the requirements of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002, and is required to disclose goodwill separately from other intangible assets in the balance sheet. Additionally, goodwill must be tested for impairment on a periodic basis. The Company completed its annual impairment testing and identified no impairments.

A reconciliation of previously reported net income and earnings per share to the pro forma amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

		Year Ended
		December 31,
	2001	2002	2003

Reported net income	$76,601	$92,460	$102,056
Add: goodwill amortization, net of tax	3,956	—	—

Pro forma adjusted net income	$80,557	$92,460	$102,056

Reported basic earnings per share	$1.59	$1.89	$2.11
Add: goodwill amortization, net of tax	0.08	—	—

Pro forma adjusted basic earnings per share	$1.67	$1.89	$2.11

Reported diluted earnings per share	$1.52	$1.82	$2.05
Add: goodwill amortization, net of tax	0.08	—	—

Pro forma adjusted diluted earnings per share	$1.60	$1.82	$2.05

Changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

Balance as of December 31, 2001	$243,530
Goodwill acquired during the period	32,136

Balance as of December 31, 2002	275,666
Goodwill acquired during the period	10,912

Balance as of December 31, 2003	$286,578

The Company’s separately identifiable intangible assets, which consist of non-competition agreements and acute dialysis services agreements, are as follows:

	December 31,

	2002	2003

Carrying amount	$20,076	$24,113
Accumulated amortization	(7,966)	(10,067)

Net	$12,110	$14,046

Separately identifiable intangible assets are being amortized over their useful lives, ranging from five to ten years. Amortization expense was $2,241 and $2,344 for the years ended December 31, 2002 and 2003, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

Year ending December 31,	Amount

2004	$2,856
2005	2,856
2006	2,712
2007	2,308
2008	2,141

6. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,

	2002	2003

Line of credit, bearing interest at LIBO rate (3.96% at December 31, 2002)	$7,394	$—
Other	2,900	2,834

	10,294	2,834
Less current portion	133	182

	$10,161	$2,652

Lines of Credit

Effective July 1, 2002, the Company entered into two credit agreements with a group of banks totaling $150,000 consisting of a $100,000 Second Amended and Restated Loan Agreement (the “Multi-Year Facility”) and a $50,000 Loan Agreement (the “364-day Facility”). The Multi-Year Facility had a final maturity of July 1, 2005 and the 364-day Facility had a final maturity of June 30, 2004, based on an amendment made in June 2003. As of December 31, 2003 there were no amounts outstanding under the Multi-Year Facility or the 364-day Facility, and the Company had $150,000 available under these agreements.

Each of the Company’s wholly-owned subsidiaries has guaranteed all of the obligations outstanding under the Multi-Year Facility and the 364-day Facility. Further, the Company’s obligations under the credit facility, and the obligations of each of its subsidiaries under its guaranty, are secured by a pledge of the equity interests held by the Company in each of the subsidiaries. Financial covenants are customary based on the amount and duration of these commitments. The Company was in compliance with all such covenants at December 31, 2003.

On February 10, 2004, the Company entered into a new credit agreement (the “2004 Agreement”) with a group of banks totaling up to $700,000. The 2004 Agreement replaced the Multi-Year Facility and the 364-day Facility discussed above. The 2004 Agreement has a $150,000 revolving credit facility, a committed $325,000 term loan facility and a $225,000 incremental term loan facility. Our ability to borrow under the committed term loan facility expires in May 2004. All of the committed facilities have a final maturity of February 10, 2009. The 2004 Agreement provides that $175,000 of the committed term loan facility may only be used to finance the Company’s acquisition of National Nephrology Associates. To the extent the Company does not use that amount to fund the acquisition, unborrowed amounts will increase the size of the incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining final commitments from the banks finalizing specific terms.

Borrowings under the revolving credit facility and $150,000 of the committed term loan facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement bear interest at variable rates determined by the Company’s leverage ratio. This variable rate debt instrument carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise. Each of the Company’s wholly-owned subsidiaries has guaranteed all of the Company’s obligations under the 2004 Agreement. Further, the Company’s obligations under the 2004 Agreement, and the Company’s subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests the Company holds in each of its subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

Other

The other long-term debt consists of notes maturing at various times through April 2015.

The aggregate maturities of long-term debt at December 31, 2003 are as follows:

2004	$182
2005	227
2006	94
2007	119
2008	146
Thereafter	2,066

$2,834

7. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,

	2001	2002	2003

Current:
Federal	$42,002	$40,205	$38,716
State and local	3,841	5,250	4,309

	45,843	45,455	43,025

Deferred:
Federal	1,364	10,079	17,152
State and local	124	1,135	2,365

	1,488	11,214	19,517

Provision for income taxes	$47,331	$56,669	$62,542

At December 31, 2003, the Company has net operating loss carryforwards of approximately $231,000 for state income tax purposes that expire in years 2002 through 2022, and a capital loss carryforward of approximately $2,200 that expires in 2006. The utilization of the state net operating loss carryforwards in future years is dependent upon the profitability of certain subsidiary corporations. The utilization of the capital loss carryforward requires capital gain income in the future. Therefore, the Company has recorded a valuation allowance of $7,756 against the deferred tax asset attributable to the state net operating loss carryforwards and the capital loss carryforward, which represents an increase in the valuation allowance of $1,715 in 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$5,282	$6,928
Capital loss carryforward	759	828
Allowance for doubtful accounts	7,258	2,840
Accrued vacation and other accrued liabilities	9,367	11,770
Other	106	53
Less: valuation allowance	(6,041)	(7,756)

	16,731	14,663

Deferred tax liabilities:
Depreciation	8,572	17,851
Amortization	12,788	22,629
Investments in partnerships	2,419	748

	23,779	41,228

Net deferred tax liability	$(7,048)	$(26,565)

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

	Year Ended December 31,

	2001	2002	2003

U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	2.5	1.2	1.7
Increase in valuation allowances	0.1	1.8	1.0
Other	0.6	—	0.3

Effective income tax rate	38.2%	38.0%	38.0%

8.     STOCKHOLDERS’ EQUITY (in thousands, except per share amounts)

Stock Option Plans

As of December 31, 2003, the Company had six stock option plans. The Company has also issued options, referred to in these financial statements as Free Standing Options outside of these plans. Options issued as Free Standing are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 1999 and 1996 Employee Plans have similar terms and purposes. Specifically, options under each of these plans are available for grant to eligible employees and other key persons, the options generally vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 1999 and 1996, and have 7,500 and 6,000 shares of common stock reserved for issuance, respectively.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then-current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 2001 through December 31, 2003:

									Weighted
		1999	1996					Exercise	Average
	Free	Employee Plan	Employee Plan	Equity	1994	Directors	RDM	Price	Exercise
	Standing	Plan	Plan	Plan	Plan	Plan	Plan	Range	Price

Balance at December 31, 2000	1,466	2,375	3,857	18	17	56	26	$3.33–$29.50	$15.65
Granted	120	899	—	—	—	17	—	28.02 – 29.63	28.05
Exercised	(686)	(198)	(1,113)	(1)	(9)	(6)	(6)	3.33 – 25.58	13.39
Forfeited	(9)	(46)	(54)	—	—	—	—	8.00 – 28.02	18.07

Balance at December 31, 2001	891	3,030	2,690	17	8	67	20	3.33 – 29.63	18.27
Granted	—	1,920	—	—	—	11	—	28.30 – 32.70	28.41
Exercised	(273)	(486)	(704)	—	—	(5)	(6)	3.33 – 29.63	15.23
Forfeited	(1)	(64)	(55)	—	—	—	—	14.06 – 28.39	19.12

Balance at December 31, 2002	617	4,400	1,931	17	8	73	14	3.33 – 32.70	21.66
Granted	—	1,912	—	—	—	28	—	30.00 – 37.81	34.46
Exercised	(229)	(1,324)	(800)	(1)	—	—	(5)	3.33 – 29.03	20.80
Forfeited	(35)	(545)	(62)	—	—	—	—	15.94 – 34.65	27.53

Balance at December 31, 2003	353	4,443	1,069	16	8	101	9	$3.33–$37.81	$25.70

Available for grant at December 31, 2003	—	946	189	—	—	107	—

Exercisable at December 31, 2001	571	800	1,935	17	8	67	17

Exercisable at December 31, 2002	428	1,216	1,720	16	8	73	13

Exercisable at December 31, 2003	294	1,040	999	15	8	101	9

The weighted-average fair value of options granted during 2001, 2002 and 2003 is $12.40, $11.55 and $13.48, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Number	Weighted		Number
	Outstanding as	Average	Weighted	Exercisable as	Weighted
	of	Remaining	Average	of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2003	Life	Price	2003	Price

$3.33 - $18.25	1,703	4.76	$14.39	1,390	$14.01
$19.36 - $28.39	2,426	7.44	27.02	974	25.14
$28.50 - $34.65	1,653	9.43	33.86	85	30.30
$34.89 - $37.81	217	9.82	37.58	17	34.89

$3.33 - $37.81	5,999	7.31	$25.70	2,466	$19.11

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

	Year Ended December 31,

	2001	2002	2003

Expected volatility	45.0%	40.0%	39.0%
Expected dividend yield	None	None	None
Risk-free interest rate	3.75%	3.75%	3.25%
Expected life of options	5years	5years	5years

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

	Year Ended December 31

	2001	2002	2003

Net income, as reported	$76,601	$92,460	$102,056
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	338	380	424
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(8,036)	(8,028)	(8,663)

Pro forma net income	$68,903	$84,812	$93,817

Net income per share:
Basic, as reported	$1.59	$1.89	$2.11

Basic, pro forma	$1.43	$1.73	$1.94

Diluted, as reported	$1.52	$1.82	$2.05

Diluted, pro forma	$1.37	$1.67	$1.88

The effect of applying SFAS No. 123 and SFAS No. 148 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

9. OPERATING LEASES

The Company rents office and space for its dialysis facilities under lease agreements that are classified as operating leases for financial statement purposes. At December 31, 2003, future minimum rental payments under non-cancelable operating leases with terms of one year or more consist of the following:

2004	$30,413
2005	27,766
2006	25,453
2007	23,242
2008	20,648
Thereafter	68,369

$195,891

Rent expense was $22,624, $27,074 and $30,729 for the years ending December 31, 2001, 2002 and 2003, respectively.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $1,960, $2,518 and $2,978 for the years ended December 31, 2001, 2002 and 2003, respectively.

Defined Benefit Plan

Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make 120 monthly payments of $54 each to Mr. Brook’s beneficiary, beginning in April 2003. As a result, the Company recorded a $5,350 charge representing the pre-tax net present value of such payments during the first quarter of 2003. As of December 31, 2003 the Company has accrued liabilities totaling $5,019 related to this defined benefit plan.

Employee Stock Purchase Plan

Effective April 1996, the Company adopted an Employee Stock Purchase Plan (“Stock Purchase Plan”) to provide substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, the participant’s December 31 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year or December 31. A total of 85 shares are available for purchase under the plan. At December 31, 2002 and 2003, $2,347 and $3,055, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

11. EARNINGS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options and warrants calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

	2001	2002	2003

Numerator:
Numerator for basic and diluted net income per share	$76,601	$92,460	$102,056
Denominator:
Denominator for basic net income per share weighted-average shares	48,113	48,978	48,479
Effect of dilutive securities:
Stock options	2,087	1,712	1,356
Warrants	233	77	—

Denominator for diluted net income per share-adjusted weighted-average shares and assumed conversions	50,433	50,767	49,835

Basic net income per share	$1.59	$1.89	$2.11

Diluted net income per share	$1.52	$1.82	$2.05

12. COMMITMENTS AND CONTINGENCIES

On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of the Company’s dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 illnesses. Additional suits have been filed, and as of December 31, 2003, a total of five suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. Renal Care Group has denied the allegations and has filed cross-claims against the water system vendors. Renal Care Group intends to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover claims for these illnesses and does not anticipate a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of seven years with a three-year renewal option. As of December 31, 2003, estimated commitments for medical director fees for the year 2004 are $13,902 and are $61,270 over the remaining lives of the agreements.

13. SUBSEQUENT EVENTS

Midwest Kidney Centers

Effective January 1, 2004, the Company acquired certain operating assets and liabilities of Midwest Kidney Centers and several affiliated companies (“MKC”) for $49,500 in consideration. Through this acquisition, the Company added approximately 825 patients and 13 dialysis facilities in central Illinois.

National Nephrology Associates, Inc.

On February 2, 2004, the Company announced the signing of a definitive agreement to acquire National Nephrology Associates, Inc. (“NNA”), a Nashville, Tennessee-based dialysis services provider. NNA owns and operates 87 outpatient dialysis facilities in 15 states and provides services to approximately 5,600 patients, as well as acute dialysis services to approximately 55 hospitals.

Under the terms of the agreement, the total consideration of $345,000 will consist of a cash payment of approximately $167,000 payable to NNA’s equity holders and the assumption of NNA’s outstanding debt, including its $160,000 of 9% senior subordinated notes due 2011, and other indebtedness, including capital leases. Renal Care Group plans to finance the acquisition through the new 2004 Agreement as discussed in Note 6. Completion of the transaction, which is expected to close on or before March 31, 2004, is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Following completion of the MKC acquisition and assuming completion of the NNA transaction, Renal Care Group will serve almost 28,000 patients at over 370 facilities in 30 states, in addition to providing acute dialysis services at more than 175 hospitals.

14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables include, for 2002 and 2003, certain selected quarterly financial data. In the opinion of the Company’s management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information included therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$206,678	$222,169	$231,542	$242,998
Operating expenses	157,756	170,273	177,416	185,831
Depreciation and amortization	9,362	9,933	10,402	10,735

Income from operations	39,560	41,963	43,724	46,432
Interest expense, net	173	138	569	260
Minority interest	4,710	5,307	5,364	6,029

Income before income taxes	34,677	36,518	37,791	40,143
Provision for income taxes	13,184	13,876	14,361	15,248

Net income	$21,493	$22,642	$23,430	$24,895

Net income per share:
Basic	$0.43	$0.46	$0.48	$0.52

Diluted	$0.42	$0.44	$0.46	$0.50

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$242,143	$247,061	$253,835	$262,280
Operating expenses	190,177	187,653	192,743	199,183
Depreciation and amortization	10,298	11,579	11,365	11,663

Income from operations	41,668	47,829	49,727	51,434
Interest expense, net	285	165	76	103
Minority interest	6,308	6,029	6,837	6,257

Income before income taxes	35,075	41,635	42,814	45,074
Provision for income taxes	13,323	15,822	16,269	17,128

Net income	$21,752	$25,813	$26,545	$27,946

Net income per share:
Basic	$0.45	$0.53	$0.54	$0.58

Diluted	$0.44	$0.52	$0.53	$0.56

Schedule II

Renal Care Group, Inc.
Consolidated Schedule - Valuation and Qualifying Accounts
(in thousands)

	Balance	Amount		Balance
	Beginning	Charged to		At End of
	Of Period	Expense	Write-Offs	Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$47,392	$20,290	$(22,422)	$45,260

Year ended December 31, 2002	$45,260	$23,501	$(25,084)	$43,677

Year ended December 31, 2003	$43,677	$26,200	$(37,716)	$32,161

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 4th day of March, 2004.

RENAL CARE GROUP, INC.

By:	Gary A. Brukardt Gary A. Brukardt President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Brukardt and David M. Dill and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Gary A. Brukardt	President, Chief Executive	March 4, 2004
Officer and Director
Gary A. Brukardt	(Principal Executive Officer)

/s/ David M. Dill	Executive Vice President,	March 4, 2004
Chief Financial Officer
David M. Dill	Treasurer (Principal Financial
and Accounting Officer)

/s/ Peter J. Grua	Director	March 4, 2004

Peter J. Grua

/s/ Joseph C. Hutts	Director	March 4, 2004

Joseph C. Hutts

/s/ Harry R. Jacobson, M.D.	Director	March 4, 2004

Harry R. Jacobson, M.D.

/s/ William P. Johnston	Chairman of the Board	March 4, 2004
Director
William P. Johnston

/s/ William V. Lapham	Director	March 4, 2004

William V. Lapham

/s/ Thomas A. Lowery, M.D.	Director	March 4, 2004

Thomas A. Lowery, M.D.

/s/ Stephen D. McMurray, M.D.	Director	March 4, 2004

Stephen D. McMurray, M.D.

/s/ C. Thomas Smith	Director	March 4, 2004

C. Thomas Smith

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)

3.1.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company (1)

4.2	Specimen stock certificate for the Common Stock of the Company (1)

4.3	Shareholder Rights Protection Agreement, dated May 2, 1997 between the Company and First Union National Bank of North Carolina, as Rights Agent (3)

10.1	Employment Agreement, effective as of December 15, 2003, between the Company and Raymond Hakim, M.D.*

10.2	Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (4)

10.2.1	Amendment Number 1, to Medical Director Services Agreement, effective as of January 1, 1999, between the Company and Indiana Dialysis Management, P.C.

10.2.2	Amendment Number 2 to Medical Director Services Agreement, effective as of February 12, 2002, between the Company and Indiana Dialysis Management.

10.3	Medical Director Services Agreement, effective as of February 12, 2003, between the Company and Tyler Nephrology Associates, P.A.

10.4	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (4)

10.5	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (4)

10.6	Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (4)

10.7	Dialysis Center Management Agreement, effective as of July 1, 2001, between Renal Care Group, Inc. and Vanderbilt University (23)

10.8	1996 Stock Option Plan for Outside Directors (1)*

10.9	Fourth Amended and Restated 1996 Stock Incentive Plan (5)*

10.10	Amended and Restated Employee Stock Purchase Plan (2)*

10.11	Employment Agreement, April 28, 2003, between the Company and Gary Brukardt (20)*

Exhibit
Number	Description of Exhibits

10.12	Loan Agreement dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A. (16)

10.12.1	Second Amended and Restated Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank. N.A.(16)

10.12.2	Second Amendment dated as of July 27, 2003 to the Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.(20)

10.12.3	Second Amendment to Second Amended and Restated Loan Agreement and Consent dated as of December 23, 2003

10.12.4	Third Amendment to Loan Agreement and Consent dated as of December 23, 2003

10.13	Stock Option Agreement, dated April 30, 1997, between the Company and Gary Brukardt (2)*

10.14	Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (6)

10.15	Stock Option Agreement, dated May 22, 1998, between the Company and Gary A. Brukardt (7)*

10.16	Stock Option Agreement, dated May 22, 1998, between the Company and Raymond Hakim, M.D. (7)*

10.17	Stock Option Agreement, dated June 5, 1998, between the Company and Joseph C. Hutts (7)*

10.18	Stock Option Agreement, dated June 5, 1998, between the Company and Harry R. Jacobson, M.D. (7)*

10.19	Agreement No. 20010240, between Renal Care Group, Inc. and Amgen Inc. effective January 2, 2002 (The Company has requested confidential treatment of certain portions of this Exhibit.)(15)

10.19.1	Amendment #2 dated February 10, 2003 to Agreement No. 200010240 between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)(21)

10.20	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (8)*

10.21	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (8)*

10.22	Renal Care Group, Inc. 1999 Long-Term Incentive Plan (9)*

10.22.1	Amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (12)*

10.22.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan (19)*

10.23	Stock Option Agreement, dated August 30, 1999, between the Company and Gary A. Brukardt (11)*

10.24	Stock Option Agreement, dated August 30, 1999, between the Company and Raymond Hakim, M.D. (11)*

Exhibit
Number	Description of Exhibits

10.25	Stock Option Agreement, dated June 2, 1999, between the Company and Joseph C. Hutts (11)*

10.26	Stock Option Agreement, dated June 2, 1999, between the Company and Harry R. Jacobson, M.D. (11)*

10.27	Stock Option Agreement, dated July 22, 1999, between the Company and William V. Lapham (11)*

10.28	Stock Option Agreement, dated June 8, 2000, between the Company and Joseph C. Hutts (13)*

10.29	Stock Option Agreement, dated June 8, 2000, between the Company and Harry R. Jacobson, M.D.(13)*

10.30	Stock Option Agreement, dated June 8, 2000, between the Company and William V. Lapham(13)*

10.31	Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(13)*

10.32	Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(13)*

10.33	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt(14)*

10.34	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim(14)*

10.35	Stock Option Agreement dated June 7, 2001 between the Company and Joseph C. Hutts(15)*

10.36	Stock Option Agreement dated June 7, 2001 between the Company and William V. Lapham(15)*

10.37	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan(17)

10.38	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors(17)

10.39	Medical Director Services Agreement, dated May 1, 2002, between the Company and Tyler Nephrology Associates, P.A.(18)

10.40	Medical Director Services Agreement, dated July 11, 2002 between the Company and Tyler Nephrology Associates, P.A.(18)

10.41	Renal Care Group Supplemental Benefit Plan(19)*

10.42	Plan Agreement dated February 25, 2003 between Renal Care Group, Inc. and Sam A. Brooks(19)*

10.42.1	Amendment #1 to Plan Agreement under the Renal Care Group, Inc. Supplemental Benefit Plan dated as of May 29, 2003(20)*

10.43	Form of Indemnity Agreement between the Company and directors and certain officers(19)

10.44	Employment Agreement, effective as of November 3, 2003, between the Company and David M. Dill*

10.45	Employment Agreement, effective as of November 30, 2003, between the Company and Timothy P. Martin*

Exhibit
Number	Description of Exhibits

10.46	Employment Agreement effective as of December 31, 2003 between the Company and Douglas B. Chappell*

21.1	List of subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (contained on the signature page of this report)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).

(5)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).

(9)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).

(12)	Incorporated by reference to the Company’s definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).

(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 0-27640).

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 0-27640).

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 0-27640).

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 0-27640).

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-27640).

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-27640).

(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-27640).

*	Management contract or executive compensation plan or arrangement.

*     In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.