Form 10-K/A
period 2003-12-31
RENAL CARE GROUP INC
filed 2004-03-09
CIK 920052

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____to

Commission file number 0-27640

RENAL CARE GROUP, INC.

(Exact Name of Company as Specified in its Charter)

Delaware	62-1622383
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2525 West End Avenue, Suite 600
Nashville, Tennessee 37203
(Address, Including Zip Code, of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (615) 345-5500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Series A Junior Participating	New York Stock Exchange
Preferred Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Company was $1,703,072.314 as of June 30, 2003, based upon the closing price of such stock as reported on the New York Stock Exchange (“New York Stock Exchange”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

     There were 45,433,033 shares of common stock, $0.01 par value, issued and outstanding at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

EXPLANATORY NOTE

     Renal Care Group, Inc. is hereby amending its annual report on Form 10-K to include Exhibits 21.1 and 23.1, both of which were erroneously omitted from our original filing of Form 10-K on March 3, 2004. Except for new Exhibits 21.1 and 23.1, no information in our original annual report on Form 10-K is amended by this amendment.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Ex-21.1 List of Subsidiaries of the Company
Ex-23.1 Consent of Ernst & Young LLP
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 9th day of March, 2004.

RENAL CARE GROUP, INC.

By:	/s/ Gary A. Brukardt

Gary A. Brukardt
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ Gary A. Brukardt	President, Chief Executive	March 9, 2004
Officer and Director
Gary A. Brukardt	(Principal Executive Officer)

*	Executive Vice President,	March 9, 2004
Chief Financial Officer
David M. Dill	Treasurer (Principal Financial
and Accounting Officer)

*	Director	March 9, 2004

Peter J. Grua

*	Director	March 9, 2004

Joseph C. Hutts

*	Director	March 9, 2004

Harry R. Jacobson, M.D.

*	Chairman of the Board	March 9, 2004
Director
William P. Johnston

*	Director	March 9, 2004

William V. Lapham

*	Director	March 9, 2004

Thomas A. Lowery, M.D.

*	Director	March 9, 2004

Stephen D. McMurray, M.D.

*	Director	March 9, 2004
C. Thomas Smith

*By: /s/ Gary A. Brukardt

Gary A. Brukardt, Attorney in Fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company (2)

3.1.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Bylaws of the Company defining rights of holders of Common Stock of the Company (1)

4.2	Specimen stock certificate for the Common Stock of the Company (1)

4.3	Shareholder Rights Protection Agreement, dated May 2, 1997 between the Company and First Union National Bank of North Carolina, as Rights Agent (3)

10.1	Employment Agreement, effective as of December 15, 2003, between the Company and Raymond Hakim, M.D.(22)*

10.2	Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (4)

10.2.1	Amendment Number 1 to Medical Director Services Agreement, effective as of January 1, 1999, between the Company and Indiana Dialysis Management, P.C.(22)

10.2.2	Amendment Number 2 to Medical Director Services Agreement, effective as of February 12, 2002, between the Company and Indiana Dialysis Management(22)

10.3	Medical Director Services Agreement, effective as of February 12, 2003, between the Company and Tyler Nephrology Associates, P.A. (22)

10.4	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (4)

10.5	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (4)

10.6	Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (4)

10.7	Dialysis Center Management Agreement, effective as of July 1, 2001, between Renal Care Group, Inc. and Vanderbilt University (18)

10.8	1996 Stock Option Plan for Outside Directors (1)*

Exhibit
Number	Description of Exhibits

10.9	Fourth Amended and Restated 1996 Stock Incentive Plan (5)*

10.10	Amended and Restated Employee Stock Purchase Plan (2)*

10.11	Employment Agreement, April 28, 2003, between the Company and Gary Brukardt (20)*

10.12	Loan Agreement dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.(16)

10.12.1	Second Amended and Restated Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank. N.A.(16)

10.12.2	Second Amendment dated as of July 27, 2003 to the Loan Agreement, dated as of July 1, 2002, among the Company, Bank of America, N.A., SunTrust Bank, AmSouth Bank, and Wells Fargo Bank, N.A.(20)

10.12.3	Second Amendment to Second Amended and Restated Loan Agreement and Consent dated as of December 23, 2003(22)

10.12.4	Third Amendment to Loan Agreement and Consent dated as of December 23, 2003(22)

10.13	Stock Option Agreement, dated April 30, 1997, between the Company and Gary Brukardt (2)*

10.14	Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (6)

10.15	Stock Option Agreement, dated May 22, 1998, between the Company and Gary A. Brukardt (7)*

10.16	Stock Option Agreement, dated May 22, 1998, between the Company and Raymond Hakim, M.D. (7)*

10.17	Stock Option Agreement, dated June 5, 1998, between the Company and Joseph C. Hutts (7)*

10.18	Stock Option Agreement, dated June 5, 1998, between the Company and Harry R. Jacobson, M.D. (7)*

10.19	Agreement No. 20010240, between Renal Care Group, Inc. and Amgen Inc. effective January 2, 2002 (The Company has requested confidential treatment of certain portions of this Exhibit.)(15)

10.19.1	Amendment #2 dated February 10, 2003 to Agreement No. 200010240 between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)(21)

10.20	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (8)*

10.21	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (8)*

10.22	Renal Care Group, Inc. 1999 Long-Term Incentive Plan (9)*

Exhibit
Number	Description of Exhibits

10.22.1	Amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (12)*

10.22.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan (19)*

10.23	Stock Option Agreement, dated August 30, 1999, between the Company and Gary A. Brukardt (11)*

10.24	Stock Option Agreement, dated August 30, 1999, between the Company and Raymond Hakim, M.D. (11)*

10.25	Stock Option Agreement, dated June 2, 1999, between the Company and Joseph C. Hutts (11)*

10.26	Stock Option Agreement, dated June 2, 1999, between the Company and Harry R. Jacobson, M.D. (11)*

10.27	Stock Option Agreement, dated July 22, 1999, between the Company and William V. Lapham (11)*

10.28	Stock Option Agreement, dated June 8, 2000, between the Company and Joseph C. Hutts (13)*

10.29	Stock Option Agreement, dated June 8, 2000, between the Company and Harry R. Jacobson, M.D.(13)*

10.30	Stock Option Agreement, dated June 8, 2000, between the Company and William V. Lapham(13)*

10.31	Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(13)*

10.32	Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(13)*

10.33	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt(14)*

10.34	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim(14)*

10.35	Stock Option Agreement dated June 7, 2001 between the Company and Joseph C. Hutts(15)*

10.36	Stock Option Agreement dated June 7, 2001 between the Company and William V. Lapham(15)*

10.37	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan(17)

10.38	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors(17)

10.39	Medical Director Services Agreement, dated May 1, 2002, between the Company and Tyler Nephrology Associates, P.A.(18)

10.40	Medical Director Services Agreement, dated July 11, 2002 between the Company and Tyler Nephrology Associates, P.A.(18)

10.41	Renal Care Group Supplemental Benefit Plan(19)*

10.42	Plan Agreement dated February 25, 2003 between Renal Care Group, Inc. and Sam A. Brooks(19)*

10.42.1	Amendment #1 to Plan Agreement under the Renal Care Group, Inc. Supplemental Benefit Plan dated as of May 29, 2003(20)*

Exhibit
Number	Description of Exhibits

10.43	Form of Indemnity Agreement between the Company and directors and certain officers(19)

10.44	Employment Agreement, effective as of November 3, 2003, between the Company and David M. Dill(22)*

10.45	Employment Agreement, effective as of November 30, 2003, between the Company and Timothy P. Martin(22)*

10.46	Employment Agreement effective as of December 31, 2003 between the Company and Douglas B. Chappell(22)*

21.1	List of subsidiaries of the Company (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

24.1	Power of Attorney(22)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(22)

32.2* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(22)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).

(5)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).

(9)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).

(12)	Incorporated by reference to the Company’s definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).

(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 0-27640).

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 0-27640).

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 0-27640).

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 0-27640).

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-27640).

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-27640).

(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-27640).

(22)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 0-27640).

*	Management contract or executive compensation plan or arrangement.

**	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.