Form 10-K/A
period 2003-12-31
RENAL CARE GROUP INC
filed 2004-04-29
CIK 920052

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File No. 0-27640

RENAL CARE GROUP, INC.

(Exact Name of Company as Specified in its Charter)

Delaware	62-1622383

(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No   (  )

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X  No

          The aggregate market value of the voting stock held by non-affiliates of the Company was $1,703,072.314 as of June 30, 2003, based upon the closing price of such stock as reported on the New York Stock Exchange (“New York Stock Exchange”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

          There are 44,478,140 shares of common stock, $0.01 par value, issued and outstanding at April 27, 2004.

EXPLANATORY NOTE

          On March 3, 2004, Renal Care Group, Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2003. On March 9, 2004, we filed with the Securities Exchange Commission Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2003. Because we have determined that we will not file our definitive Proxy Statement prior to the April 29, 2004 deadline, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by amendment in accordance with General Instruction G(3) of Form 10-K. This Annual Report on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K filed on March 3, 2004 in order to include the disclosures required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table sets forth certain information for the persons who are members of the board of directors and who are executive officers of Renal Care Group.

Name	Age	Position
Gary A. Brukardt	58	President, Chief Executive Officer and Director
Douglas B. Chappell	42	Senior Vice President, General Counsel and Secretary
David M. Dill	35	Executive Vice President and Chief Financial Officer
Peter J. Grua	50	Director
Raymond M. Hakim, M.D., Ph.D.	59	Executive Vice President and Chief Medical Officer
Joseph C. Hutts	62	Director
Harry R. Jacobson, M.D.	56	Director
William P. Johnston	59	Chairman of the Board
William W. Lapham	65	Director
Thomas A. Lowery, M.D.	60	Director
Stephen D. McMurray, M.D.	56	Director
Timothy P. Martin	46	Executive Vice President, Operations
C. Thomas Smith	65	Director

          Gary A. Brukardt has been a director since May 2003. Mr. Brukardt was Executive Vice President and Chief Operating Officer of Renal Care Group from 1996 until he was elected President and Chief Executive Officer in April 2003. From 1991 to 1996, he served as Executive Vice President of Baptist Health Care Affiliates in Nashville, Tennessee, where he was responsible for the development and operation of physician practice management organizations and the management of four hospitals and 22 outpatient facilities. In addition, from 1991 to 1996, Mr. Brukardt served as Chairman and President of HealthNet Management, Inc., a managed care company. Mr. Brukardt received his B.A. at the University of Wisconsin at Oshkosh and his M.B.A. in International Management from the American Graduate School of International Management.

          Douglas B. Chappell has been our Senior Vice President, Secretary and General Counsel since 1998. Before he joined the company in 1998, Mr. Chappell practiced law at Alston & Bird LLP from 1994 until 1998 and from 1988 until 1992. At Alston & Bird he specialized in corporate and securities law and mergers and acquisitions. From 1992 until 1994, Mr. Chappell was Senior Counsel at Policy Management Systems Corporation, a NYSE-listed provider of computer software and information services to the insurance industry. Mr. Chappell received his A.B. from Duke University and his J.D. from the University of Texas.

          David M. Dill has been our Executive Vice President and Chief Financial Officer since November 2003. Mr. Dill has served in various finance and accounting roles since he joined the company in 1996. Immediately before he was promoted to be Executive Vice President and Chief Financial Officer, Mr. Dill was our Senior Vice President, Finance. Prior to joining Renal Care Group in 1996, Mr. Dill was an accountant with Deloitte & Touche LLP. Mr. Dill is a certified public accountant and holds a B.S. in accounting from Murray State University.

          Peter J. Grua has been a director since January 2004. Mr. Grua is Managing Partner of HLM Venture Partners, based in Boston, Massachusetts. Before joining HLM in 1992, Mr. Grua was a Managing Director at the investment banking firm of Alex. Brown and Sons, Inc. from 1986 to 1992 where he directed health care services and managed care research. Prior to joining Alex. Brown, Mr. Grua was a research analyst at William Blair & Company and a strategy consultant at Booz Allen Hamilton. Currently, Mr. Grua serves on the board of directors of Health Care REIT. Mr. Grua received his undergraduate degree from Bowdoin College and his M.B.A. from Columbia University.

          Raymond M. Hakim, M.D., Ph.D. has been our Executive Vice President and Chief Medical Officer since 1995. He has published extensively on the adequacy of dialysis and the clinical aspects of biocompatibility. From 1992 to 1995, Dr. Hakim served as Medical Director for the Vanderbilt Dialysis Program. He served as a member of the Medical Board of Vanderbilt University Medical Center in 1992, as Chairman of the Ambulatory Services Committee of Vanderbilt University Medical Center in 1990 and 1991, and as Director, Clinical Nephrology of Vanderbilt University Medical Center from 1987 to 1991. He received his M.S. from Rensselaer Polytechnic Institute, his Ph.D. from Massachusetts Institute of Technology and his M.D. from McGill University. Dr. Hakim performed his residency at Royal Victoria Hospital and his renal fellowship at Brigham and Women’s Hospital.

          Joseph C. Hutts has been a director since 1995. He currently serves as President and Chief Executive Officer of Surgis, Inc., a company that acquires, develops and operates outpatient surgery centers. He was Chairman of the Board, President and Chief Executive Officer of PhyCor, Inc., an operator of multi-specialty medical clinics, from 1988 until his resignation in 2000. Mr. Hutts was formerly with Hospital Corporation of America in various positions, the last of which was President, HCA Health Plans. From 1986 to 1988, Mr. Hutts was Vice Chairman and Chief Operating Officer of Equitable HCA Corporation, which did business as Equicor.

          Harry R. Jacobson, M.D. has been a director since 1995 and was Chairman of the Board of Directors from 1995 to 1997. He currently serves as Vice Chancellor for Health Affairs at Vanderbilt University Medical Center, a position he has held since 1997. He also currently serves as Professor of Medicine at Vanderbilt University Medical Center, a position he has held since 1985. Dr. Jacobson is a member of the Institute of Medicine of the National Academy of Sciences. Dr. Jacobson received a B.S. degree from the University of Illinois and his M.D. from the University of Illinois Abraham Lincoln School of Medicine. He completed his internal medicine training at Johns Hopkins Hospital and his nephrology training at Southwestern Medical School in Dallas, Texas.

          William P. Johnston has been a director since November 2002. He was named Chairman of the Board on March 20, 2003, following the death of Sam Brooks, one of our founders and our Chairman, Chief Executive Officer and President. Mr. Johnston was Managing Director of SunTrust Robinson Humphrey, the investment banking division of SunTrust Capital Markets, Inc., from August 2001 to December 2002. Previously, Mr. Johnston was Vice Chairman of SunTrust Equitable Securities Corporation, an investment banking affiliate of SunTrust Banks, Inc., from 1998 through 2001 where he was also Chief Executive Officer from 1998 through April 2000. From 1994 through 1998, he held the positions of Chief Executive Officer, Managing Director and member of the board of directors of Equitable Securities Corporation, an investment banking firm that was acquired by SunTrust Banks, Inc. in January 1998. He began his professional career practicing law at Waller Lansden Dortch & Davis.

          William V. Lapham has been a director since 1999. He served as acting Chief Financial Officer of Uptons, a division of American Retail Group, from January 1999 to June 1999. From 1962 until his retirement in 1998, Mr. Lapham was associated with Ernst & Young LLP and its predecessors, serving as a partner for the last 26 years of his tenure. He was a member of Ernst & Young’s International Council for eight years ending in December 1997. Mr. Lapham is a director of LifePoint Hospitals, Inc., an operator of general, acute care hospitals in non-urban areas, and Avado Brands, Inc., a full-service, casual dining restaurant company. Mr. Lapham chairs the audit committees of both LifePoint Hospitals and Avado Brands. Mr. Lapham holds a B.B.A. from Texas Tech University and an M.B.A. from Ohio University.

          Thomas A. Lowery, M.D. has been a director since 1996. He is a kidney specialist trained at Baylor College of Medicine and the University of Alabama, Birmingham. He is the Director of the Renal Transplant Program of East Texas Medical Center in Tyler, Texas and is on the Board of the Southwest Transplant Alliance. Dr. Lowery was also a long-time member of the Executive Committee of the Southwest Organ Bank. In addition, he was the founder and remains a partner of Tyler Nephrology Associates, P.A. He has been with that group and its predecessors since 1979. Dr. Lowery was a founder of one of the companies included in the formation of Renal Care Group in February 1996.

          Stephen D. McMurray, M.D. has been a director since 1996. He graduated from Indiana University and Indiana University Medical Center. Dr. McMurray has been a practicing kidney specialist in Fort Wayne, Indiana, since 1977. Dr. McMurray is a partner of Indiana Medical Associates, a 46-member multi-specialty physician practice group. He is a member of the board of the Renal Physicians Association, an organization representing kidney physicians in the United States. Dr. McMurray was also a founder of D.M.N. Professional Corporation, one of the companies included in the formation of Renal Care Group in February 1996.

          Timothy P. Martin was appointed Executive Vice President, Operations in November 2003. From 1997 until November 2003, Mr. Martin served in various operational positions; most recently he was our Senior Vice President, East Group and had operational responsibilities for our University Program, and MidAmerica and East Regions. Prior to joining Renal Care Group in 1997, Mr. Martin was a Vice President for Comprehensive Healthcare of Ohio, a hospital holding company affiliated with the Cleveland Clinic Foundation. He began his business career in operations with Continental Cablevision. He holds a B.A. in political science and a M.B.A. from Case Western Reserve University’s Weatherhead School of Business Management.

          C. Thomas Smith has been a director since January 2004. He recently retired as President, Chief Executive Officer and a director of VHA, Inc., a position he held from 1991 until 2003. VHA is a hospital cooperative based in Irving, Texas, which has more than 2,200 members in 48 states, representing approximately one-quarter of U.S. community-owned hospitals. From 1977 through 1991, Mr. Smith was President and a Trustee of Yale-New Haven Hospital in New Haven, Connecticut. From 1987 to 1992, Mr. Smith served as a trustee of the American Hospital Association (AHA) and was Chairman of AHA in 1991. From 1994 to 1998, he was Chairman of the Board of The Jackson Hole Group, a strategic consulting forum, and from 1986 to 1999, he served on the board of directors of Genentech, Inc. Mr. Smith currently serves on the board of directors of InPatient Consultants Management, Inc., Kinetic Concepts and Neoforma. Mr. Smith holds a B.A. from Baylor University and a M.B.A. from the University of Chicago.

Composition of the Board of Directors

          Following the 2004 annual meeting, provided that Mr. Hutts and Dr. Jacobson are reelected to the board, the board of directors has determined that a majority of the directors will be independent as required by the recently amended New York Stock Exchange listing requirements. The board has affirmatively determined by resolution that Messrs. Grua, Hutts, Lapham and Smith and Dr. Jacobson are independent within the meaning of the NYSE listing requirements, and the board has determined that none of them has a material relationship with Renal Care Group that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Committees of the Board of Directors

          The board of directors has established three committees, the nominating and governance committee, the audit and compliance committee and the compensation committee, each of which is composed solely of directors who are independent (as determined by our board of directors) for purposes of the NYSE listing requirements. The committees are described below.

          Nominating and Governance Committee. Renal Care Group’s nominating and governance committee is composed solely of independent directors and operates under a written charter that is available on our website at www.renalcaregroup.com (follow the “Investors” tab to Corporate Governance). This committee assists the board of directors in fulfilling its oversight responsibilities under the NYSE listing requirements and Delaware law. This committee is responsible for identifying individuals qualified to serve on the board of directors and recommending director nominees for selection by the full board of directors or shareholders in accordance with Delaware law and our Certificate of Incorporation and Bylaws. This committee is also responsible for identifying individuals qualified to serve as Chief Executive Officer and recommending CEO candidates to the full board of directors. This committee is also responsible for (1) adopting and evaluating our corporate governance guidelines and (2) periodically evaluating those guidelines for the purpose of suggesting appropriate improvements.

          The board of directors has adopted Corporate Governance Guidelines recommended by the nominating and governance committee, which are available on our website at www.renalcaregroup.com (follow the “Investors” tab to Corporate Governance). The nominating and governance committee is chaired by Dr. Jacobson and also includes Mr. Lapham and Mr. Smith. The nominating and governance committee has recommended the reelection of Mr. Hutts and Drs. Jacobson and Lowery at the 2004 annual meeting of shareholders.

          The nominating and governance committee evaluates candidates for the board of directors identified by its members, other board members, the company’s management and shareholders. The nominating and governance committee from time to time may also retain a third-party search firm to identify qualified candidates for membership on the board of directors.

          Once the nominating and governance committee has identified a prospective nominee, it makes an initial determination as to whether to conduct a full evaluation. In evaluating a prospective nominee, the committee may consider, among other things, the following:

•	the ability of the prospective nominee to represent the interests of our shareholders;

•	the prospective nominee’s standards of integrity, commitment and independence of thought and judgment;

•	the prospective nominee’s ability to dedicate sufficient time, energy and attention to the performance of his or her duties;

•	the extent to which the prospective nominee contributes to the range of talent, skill and expertise of the board of directors; and

•	the extent to which the prospective nominee helps the board of directors reflect the diversity of the company’s shareholders, associates and patients.

          After completing the evaluation, the nominating and governance committee makes a recommendation to the board of directors.

          Audit and Compliance Committee. The members of Renal Care Group’s audit and compliance committee are all financially literate and independent for purposes of audit committee membership under the NYSE listing requirements and rules of the Securities and Exchange Commission (SEC). The audit and compliance committee operates under a written charter that was included as an appendix to our proxy statement for the 2003 annual meeting of shareholders. The charter is also available on our website at www.renalcaregroup.com (follow the “Investors” tab to Corporate Governance). The audit and compliance committee engages the independent auditors, reviews the independence of the independent auditors, approves all audit and non-audit fees for services rendered by the independent auditors, approves the scope of the annual activities of the independent auditors and reviews audit results. This committee also reviews the accounting principles we use in financial reporting, our internal auditing procedures and the adequacy of our internal control procedures, all in conjunction with Renal Care Group’s independent auditor. The audit and compliance committee also oversees the activities of our internal compliance committee and program and receives reports from that committee and our Compliance Officer.

          In addition, the audit and compliance committee has established procedures for the receipt, retention and treatment of complaints received by Renal Care Group regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of Renal Care Group of concerns regarding questionable accounting and auditing matters. The audit and compliance committee is chaired by Mr. Lapham and also includes Mr. Hutts, Mr. Grua and Mr. Smith. The board of directors has determined that Mr. Lapham qualifies as an audit committee financial expert under the SEC rules and also possesses accounting or related financial management expertise under the NYSE listing requirements.

          Compensation Committee. Renal Care Group’s compensation committee is composed solely of independent directors and operates under a written charter that is available on our website at www.renalcaregroup.com (follow the “Investors” tab to Corporate Governance). It is responsible for establishing salaries, bonuses and other compensation for our executive officers, including the Chief Executive Officer, and for administering Renal Care Group’s stock option plans. The compensation committee is chaired by Mr. Hutts and also includes Mr. Grua and Dr. Jacobson.

Meetings

          During 2003, the board of directors held four regularly scheduled meetings and nine special meetings. In addition, during 2003, the compensation committee met four times; the audit and compliance committee met four times; and the nominating and governance committee met three times. In addition, the chairman of the audit and compliance committee and other committee members met by telephone conference call with management and our internal and independent auditors to review our quarterly results before we released those results to the public. Each director attended at least 75% of the total number of meetings held by the board and its committees on which he served.

          In addition, the non-management directors, Messrs. Grua, Hutts, Lapham and Smith and Drs. Jacobson and Lowery meet at regularly scheduled executive sessions without management. The independent directors under the NYSE listing requirements also meet separately in executive session at least once a year. The chairs of our nominating and governance committee, audit and compliance committee and compensation committee rotate serving as the presiding director at the executive sessions of our non-management directors and independent directors. Interested parties may send communications to the chair of each of our standing board committees or the non-management directors as a group by writing to Non-Management Directors, c/o Secretary, Renal Care Group, Inc., 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under Section 16 of the Exchange Act, our directors, executive officers and any person holding more than 10% percent of our common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and the New York Stock Exchange. SEC regulations require these persons to furnish copies of these reports to us. Specific due dates for these reports have been established, and Renal Care Group must report any failure to make required filings in 2003 in this annual report. Based solely on a review of the reports furnished to us or written representations from the company’s directors, officers and ten percent beneficial owners, all of these reporting requirements were satisfied with the exception of the following: Form 4 filed by each of Messrs. Hutts, Lapham and Dr. Jacobson in connection with the grant of options to purchase 5,625 shares of common stock to each of them; Form 4 filed by Dr. McMurray in connection with the company’s grant of options to purchase 15,000 shares of common stock to his spouse, the exercise of options to purchase 22,500 shares of common stock by his spouse and the sale of 5,000 shares of common stock by Dr. McMurray; Form 4 filed William P. Johnston in connection with the grant of options to purchase 16,875 shares of common stock; and Form 4 filed by Timothy P. Martin in connection with the exercise of options to purchase 16,250 shares of common stock.

Code of Ethics

          We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.renalcaregroup.com. Copies of our code of ethics may also be requested in print by writing to Investor Relations at Renal Care Group, Inc., 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth the annual salaries paid to our executive officers for the fiscal years ended December 31, 2001, 2002 and 2003, if the officer was an executive officer during any part of the year. Mr. Brooks, Mr. Allison, Mr. Brukardt, Mr. Chappell, Mr. Dill, Dr. Hakim, and Mr. Martin are referred to as the “Named Executive Officers.” The Named Executive Officers include Mr. Brooks, who was our Chairman, Chief Executive Officer and President until his death on March 20, 2003, and Mr. Allison, our former Chief Financial Officer, who resigned that position effective November 3, 2003 and was not an executive officer as of December 31, 2003.

				Long-Term Compensation
					Securities
	Annual Compensation			Restricted	Underlying
				Stock	Options/	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	SARs	Compensation
Sam A. Brooks	2003	$175,000	$992,000	$—	0	$22,489	(2)
Former Chairman of the Board,	2002	650,000	579,000	—	250,000	34,023	(2)
President and Chief Executive Officer	2001	600,000	352,500	560,200 (1)	105,000	20,968	(2)
Gary A. Brukardt	2003	501,000	461,250	—	200,000	19,096	(2)
President and Chief Executive	2002	410,000	241,800	—	150,000	9,174	(2)
Officer	2001	380,000	142,500	—	62,500	9,174	(2)
Douglas B. Chappell	2003	253,606	118,125	—	50,000	529	(2)
Senior Vice President, General	2002	—	—	—	—	—
Counsel and Secretary	2001	—	—	—	—	—
David M. Dill	2003	240,137	85,625	—	130,000	420	(2)
Executive Vice President and	2002	—	—	—	—	—
Chief Financial Officer	2001	—	—	—	—	—
Raymond M. Hakim, M.D., Ph.D.	2003	389,231	433,000	1,096,280 (3)	120,000	3,074	(2)
Executive Vice President and	2002	360,000	221,000	—	150,000	3,074	(2)
Chief Medical Officer	2001	330,000	148,750	—	62,500	—
Timothy P. Martin	2003	246,448	141,000	—	130,000	—
Executive Vice President,	2002	—	—	—	—	—
Operations	2001	—	—	—	—	—
R. Dirk Allison	2003	332,539	371,250	—	120,000	541,574	(4)
Former Executive Vice President,	2002	330,000	183,000	—	150,000	1,574	(2)
Chief Financial Officer, and Treasurer	2001	286,539	93,750	—	62,500	1,574	(2)

(1)	Mr. Brooks was granted a restricted stock award of 20,000 shares on August 2, 2001. The value in the table is based on a closing price of $28.01 on that date. The award contains restrictions that lapsed on the date of his death.

(2)	The amounts represent premiums we paid in respect of life insurance policies and financial and estate planning services for the benefit of each Named Executive Officer.

(3)	Dr. Hakim was granted a restricted stock award of 26,667 shares on December 15, 2003. The value in the table is based on a closing price of $41.11 per share on that date. The value of these restricted shares as of December 31, 2003 was $1,098,680. The award contains restrictions that lapse as to one-third of the shares on December 15 in each of 2004, 2005 and 2006. Dividends, if any, will be paid on this restricted stock.

(4)	Includes (A) a retention/severance payment of $540,000, and (B) $1,574 in premiums we paid in respect of a life insurance policy for the benefit of Mr. Allison.

Option Grants in 2003

          The following table is a summary of all stock options granted to the Named Executive Officers during the year ended December 31, 2003. Individual grants are listed separately for each Named Executive Officer. In addition, this table shows the potential gain that could be realized if the price of the common stock were to appreciate at an annual rate of either 5% or 10% over the option term.

		% of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise or		Option Term (2)
	Options	in Fiscal	Base Price	Expiration
Name	Granted(1)	Year	($/share)	Date	5%	10%
Gary A. Brukardt	200,000	10.4	$30.00	4/28/13	3,773,368	9,562,455
Douglas B. Chappell	50,000	2.6	34.65	8/6/13	1,089,560	2,761,159
David M. Dill	30,000	1.6	34.65	8/6/13	653,735	1,656,695
	100,000	5.2	37.81	11/6/13	2,377,851	6,025,940
Raymond M. Hakim, M.D., Ph.D.	120,000	6.2	34.65	8/6/13	2,614,944	6,626,781
Timothy P. Martin	30,000	1.6	34.65	8/6/13	653,735	1,656,695
	100,000	5.2	37.81	11/6/13	2,377,851	6,025,940
R. Dirk Allison	120,000	6.2	34.65	8/6/13	2,614,944	6,626,781

(1)	Options vest as to 25% of the shares one year after the date of grant and an additional 25% on each successive anniversary date.

(2)	The potential realizable value through the expiration date of the options has been determined on the basis of the market price per share at the time of grant compounded annually over the term of the option, net of the exercise price. These values have been determined based upon assumed rates of appreciation mandated by the Securities and Exchange Commission and are not intended to forecast the possible future appreciation, if any, of the price or value of the common stock.

Aggregated Option Exercises In 2003 And Year-End Values

          Set forth below is information with respect to exercises of options by the Named Executive Officers during 2003 pursuant to Renal Care Group’s stock incentive plans, and information with respect to unexercised options held by the Named Executive Officers as of December 31, 2003.

			Number of Securities		Value of Unexercised
	Number of		Underlying		In-the-Money Options
	Shares		Unexercised Options		at December 31, 2003(2)
	Acquired	Value	Held at December 31, 2003
Name	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sam A. Brooks (3)	900,016	$10,147,424	0	0	$0	$0
Gary A. Brukardt	93,750	2,162,063	407,750	375,000	8,025,717	4,882,438

			Number of Securities		Value of Unexercised
	Number of		Underlying		In-the-Money Options
	Shares		Unexercised Options		at December 31, 2003(2)
	Acquired	Value	Held at December 31, 2003
Name	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas B. Chappell	32,500	737,995	26,250	96,250	416,013	1,048,183
David M. Dill	0	0	56,250	168,750	1,183,553	1,143,618
Raymond M. Hakim, M.D., Ph.D.	95,000	2,236,093	365,000	295,000	7,673,563	3,428,438
Timothy P. Martin	47,500	746,776	0	171,250	0	1,176,568
R. Dirk Allison	119,375	1,916,750	0	0	0	0

(1)	These amounts represent the market value of the underlying common stock on the date of exercise, less the applicable exercise price.

(2)	The market value of the common stock on the New York Stock Exchange was $41.20 per share as of December 31, 2003.

(3)	Includes options exercised and amounts received by Mr. Brooks’ estate after his death.

Compensation of Directors

          Members of the board of directors who are employees of Renal Care Group do not receive any compensation for serving on the board of directors. In 2004, each non-employee member of the board will receive an annual retainer of $30,000, a fee of $5,000 for each meeting of the board he attends and a fee of $1,000 for each committee meeting he attends. In 2004, committee chairs will receive an additional annual fee of $5,000. In 2004, Mr. Johnston, as Chairman of the Board, will receive base compensation in the amount of $420,000. He will receive no additional per meeting fees. Mr. Johnston will be eligible for bonuses in the discretion of the board and stock option grants in the discretion of the compensation committee. Mr. Johnston was paid $292,308 during 2003 for his services as Chairman and was granted options to purchase 16,875 shares of common stock with an exercise price of $30.00 per share.

          All directors, including members who are employees, receive reimbursement of out-of-pocket expenses incurred in connection with attending meetings of the board of directors or its committees.

          We maintain the Renal Care Group, Inc. 1996 Stock Option Plan for Outside Directors to provide for grants of options to our non-employee directors. Currently, this plan provides for automatic grants to directors who are (1) not employees; (2) not the Chairman or Vice Chairman of the board of directors; and (3) not a party to, and whose medical practices are not a party to, a medical director agreement with Renal Care Group that is in force. This plan provides for an initial grant to each eligible director of 11,250 shares on the date such person first becomes a director and subsequent annual grants of options to purchase 5,625 shares of common stock following each annual meeting. The annual grants are made on the day following each annual meeting of shareholders.

Employment Agreements

          We have entered into employment agreements with Mr. Brukardt, Mr. Chappell, Mr. Dill, Dr. Hakim and Mr. Martin, as well as some other key associates. The term of the employment agreement for Mr. Brukardt commenced on April 28, 2003; the term of Mr. Chappell’s commenced on January 1, 2004; the term of Mr. Dill’s commenced on November 3, 2003; the term of Dr. Hakim’s commenced on December 15, 2003; and the term of Mr. Martin’s commenced on November 30, 2003. Each of these employment agreements has a term of three years with successive one-year renewal terms. Each of these employment agreements contains restrictive covenants that prohibit the officer from competing with Renal Care Group for one year after the end of the employment term, unless the employment agreement is terminated following a change in control.

          The annual salaries of the executive officers as set forth in the employment agreements are $550,000, $270,000, $275,000, $400,000 and $300,000 for Mr. Brukardt, Mr. Chappell, Mr. Dill, Dr. Hakim and Mr. Martin, respectively. These salaries are subject to adjustment by the compensation committee. Each executive officer is eligible under his employment agreement for bonuses at the sole discretion of the compensation committee.

          The employment agreements also provide for severance of (i) salary for 12 months if the officer is terminated without cause; (ii) salary for one month if the officer is terminated for cause; (iii) salary (plus target bonus) for 36 months if the officer is terminated within 12 months of a change in control of Renal Care Group either (A) without cause or (B) by resignation of the officer as a result of declining to accept reassignment to a job that is not the equivalent of his then current position; or (iv) salary (plus target bonus) for 24 months if the officer resigns 12 months after a change in control. If any of the executive officers receives severance that would result in the imposition of excise tax under Section 4999 of the Code, then he will be entitled to the amount described above plus a gross-up payment, if necessary, to reimburse him for any such excise tax plus all federal, state and local income and excise taxes imposed on such gross-up payment. In addition, following a change in control, if any of the above officers resigns for any reason or is terminated without cause, the non-competition covenants set forth in his employment agreement will become null and void.

          Prior to his death, Mr. Brooks was a party to an employment agreement with the company that had substantially similar terms to those of the other executive officers. The company also adopted a defined benefit plan for Mr. Brooks in 2003. That defined benefit plan is discussed below.

          Prior to his resignation, Mr. Allison was also a party to an employment agreement with the company that had substantially similar terms to those of the other executive officers. Upon his resignation, Mr. Allison received a severance payment of $540,000.

Defined Benefit Plan

          In January 2004, the board of directors approved a retirement benefit plan for Mr. Brooks, our former Chairman, Chief Executive Officer and President. The plan provides that the company will make 120 monthly payments of $50,000 to Mr. Brooks or his estate beginning on his death or retirement. Mr. Brooks died in March 2003, and we made the first payment under this plan in May 2003. The plan also provides that the company will maintain health coverage for Mr. Brooks’ surviving spouse for ten years.

Compensation Committee Interlocks and Insider Participation

          Members of the compensation committee during 2003 were Mr. Hutts, Mr. Lapham and Dr. Jacobson.

          Dr. Jacobson currently serves as Vice Chancellor of Health Affairs at Vanderbilt University Medical Center. We are a party to two Dialysis Center Management Agreements with Vanderbilt University Medical Center (VUMC) pursuant to which we manage VUMC’s outpatient dialysis centers. Each agreement has a one-year term that is automatically renewed each year unless either party cancels the agreement at least 90 days prior to the end of the current term. We received approximately $805,000 pursuant to these agreements for the year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth the number of shares of common stock held beneficially, directly or indirectly, as of April 12, 2004 by (a) each shareholder that we know owns more than 5% of our outstanding common stock, (b) each director of Renal Care Group, (c) our Named Executive Officers, and

(d) all of our directors and executive officers as a group, together with the percentage of the outstanding shares of common stock which such ownership represents.

COMMON STOCK

	Beneficial Ownership(1)
Name	Number	Percent
FMR Corp.(2)	6,751,314	15.2
Gary A. Brukardt(3)	412,333	*
Peter J. Grua(4)	12,250	*
Joseph C. Hutts(5)	12,250	*
Harry R. Jacobson, M.D.(6)	386,256	*
William P. Johnston(7)	38,806	*
William V. Lapham(8)	34,350	*
Thomas A. Lowery, M.D.	80,098	*
Stephen D. McMurray, M.D.(9)	34,692	*
C. Thomas Smith(10)	11,250	*
David M. Dill(11)	58,124	*
Raymond M. Hakim, M.D., Ph.D.(12)	361,753	*
Timothy P. Martin(13)	791	*
Douglas B. Chappell(14)	32,834	*
R. Dirk Allison	0	*
Estate of Sam A. Brooks, Jr.	0	*
All executive officers and directors as a group (13 persons)	1,474,787	3.2

*	Less than 1% of the outstanding common stock.

(1)	Information relating to the beneficial ownership of common stock by the above individuals is based upon information furnished by each such individual using “beneficial ownership” concepts set forth in rules promulgated by the Securities and Exchange Commission (the SEC) under Section 13(d) of the Exchange Act. Beneficial ownership includes shares as to which such person or group, directly or indirectly, through any contract, management, understanding, relationship or otherwise has or shares voting power and/or investment power as those terms are defined in Rule 13d-3(a) of the Exchange Act. Except as indicated in other footnotes to this table, each individual listed above possesses sole voting and investment power with respect to all shares set forth by his or its name, except to the extent such power is shared by a spouse under applicable law. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership percentage by the particular person or group, but are not deemed outstanding for any other purpose.

(2)	The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. Includes shares owned by various individual and institutional investors for which FMR Corp. serves as investment adviser with power to direct investments and/or sole power to vote the indicated shares. For purposes of the reporting requirements of the Exchange Act, FMR Corp. is deemed to be a beneficial owner of such shares; however, FMR Corp. expressly disclaims that it is, in fact the beneficial owner of such shares. This information is based solely on the Schedule 13G filed by FMR Corp. with the SEC in February 2004.

(3)	Includes 407,750 shares of common stock that may be acquired upon exercise of options. Does not include 375,000 shares of common stock that may be acquired upon exercise of options that are not exercisable within 60 days.

(4)	Includes 11,250 shares of common stock that may be acquired upon exercise of options.

(5)	Includes 11,250 shares of common stock that may be acquired upon exercise of options.

(6)	Includes 91,250 shares of common stock that may be acquired upon exercise of options.

(7)	Includes 28,125 shares of common stock that may be acquired upon exercise of options

(8)	Includes 33,750 shares of common stock that may be acquired upon exercise of options. Does not include 500 shares of common stock held by his spouse.

(9)	Does not include 3,500 shares of common stock that may be acquired upon exercise of options that are held by his spouse.

(10)	Includes 11,250 shares of common stock that may be acquired upon exercise of options.

(11)	Includes 56,250 shares of common stock that may be acquired upon exercise of options. Does not include 168,750 shares of common stock that may be acquired upon exercise of options that are not exercisable within 60 days.

(12)	Includes 317,500 shares of common stock that may be acquired upon exercise of options and 26,667 shares of restricted stock. Does not include 295,000 shares of common stock that may be acquired upon exercise of options that are not exercisable within 60 days.

(13)	Does not include 171,250 shares of common stock that may be acquired upon exercise of options that are not exercisable within 60 days.

(14)	Includes 26,250 shares of common stock that may be acquired upon exercise of options. Does not include 96,250 shares of common stock that may be acquired upon exercise of options that are not exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Medical Director Arrangements

          Dr. Lowery is a partner in Tyler Nephrology Associates, P.A., a practice group currently consisting of eight nephrologists. Renal Care Group entered into a Medical Director Agreement with that practice group effective as of February 12, 2003. The Medical Director Agreement has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $532,000 subject to agreed adjustments. During 2003, Renal Care Group paid Tyler Nephrology Associates, P.A. a total of $701,622 under this agreement.

          Dr. McMurray is a member of Indiana Dialysis Management, a division of Indiana Medical Associates, a 46-member multi-specialty practice group. Renal Care Group entered into a Medical Director Agreement dated February 12, 1996 with the predecessor of that practice group. The Medical Director Agreement has a term of seven years with successive renewal terms of three years each and provides for medical director fees of $326,000 subject to agreed adjustments. During 2003, Renal Care Group paid Indiana Dialysis Management a total of $620,000 under this agreement.

          We believe that each of the foregoing agreements was obtained on terms no less favorable to the company than could be obtained from unaffiliated third parties. The terms of each Medical Director Agreement were determined by arm’s-length negotiations between Renal Care Group and the practices, with the member of the board of directors taking no part in Renal Care Group’s review or negotiation of the relationship.

Consulting Services

          Renal Care Group entered into an Independent Contractor Agreement with Dr. McMurray, dated November 20, 1997, pursuant to which Dr. McMurray receives $12,000 per month in connection with services provided to the company. Dr. McMurray received $144,000 under this agreement during 2003.

          Barbara McMurray, Dr. McMurray’s spouse, is an employee of Renal Care Group, serving as Vice President, Operations Development. In 2003, Ms. McMurray received a base salary of $150,734 plus bonuses of $50,888.

Relationship with Indiana Dialysis Management

          Renal Care Group and Indiana Dialysis Management formed two joint ventures in 2001, each of which owns and operates one dialysis center in or near Fort Wayne, Indiana. Indiana Dialysis Management owns a 30% interest in one of the joint ventures and 40% in the other. The agreements for these joint ventures require all members of the joint venture to contribute in cash their share of all capital (including working capital) to operate the business and provide for distributions out of net cash flow strictly in accordance with the members’ interests. During 2001, Indiana Dialysis Management contributed $380,000 to the capital of one of these two joint ventures and $351,493 to the capital of the other. During 2003, the members of these joint ventures received distributions equal to $90,000. The formation of these joint ventures was reviewed by the audit and compliance committee and was approved by the full board of directors, with Dr. McMurray not taking part in the deliberations.

Leases of Real Property

          Dr. Lowery owns a 37% interest in real property and improvements that we lease and use in the operation of two of our dialysis centers, one located in Carthage and the other Tyler, Texas. Each lease is a triple net lease with rent payable at $12.00 per square foot per year. The Tyler lease requires a gross payment of $20,092 per month, and the Carthage lease requires a gross payment of $2,479 per month. Each lease has an initial term of ten years with two additional five-year renewal options. The amount of rent is subject to a consumer price index adjustment after the initial five-year period. During 2003, Renal Care Group paid approximately $260,660 in rent under these leases net of amounts attributable to subleases.

          We believe that the foregoing leases were obtained on terms no less favorable than could be obtained from unaffiliated third parties.

Company Policy

          Our policy is that transactions with affiliates must be reviewed by the audit and compliance committee and approved by a majority of the disinterested members of the board of directors and that the transactions will be made on terms no less favorable to Renal Care Group than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          Ernst & Young LLP has served as Renal Care Group’s independent auditors since the company’s inception and has been selected to serve in that capacity for the fiscal year ended December 31, 2004.

Audit Fees

          The aggregate fees billed by Ernst & Young for professional services rendered for the audit of the company’s annual financial statements for the fiscal year ended December 31, 2004, and the reviews of the financial statements included in the company’s quarterly reports on Form 10-Q during the fiscal years ended December 31, 2002 and December 31, 2003 were $254,498 and $308,000, respectively.

Audit-Related Fees

          The aggregate fees billed by Ernst & Young in fiscal 2002 and 2003 for audit-related services were $142,801 and $108,000, respectively. These audit-related fees were for reviews of our internal controls as they are maintained using the computer systems that support our financial reporting system.

Tax Fees

          The aggregate fees billed by Ernst & Young for tax-related services in fiscal 2002 were $775,245. Of this amount, $531,045 related to tax compliance services (principally the preparation and review of tax returns and assistance in responding to audits and reviews by taxing authorities) and $244,200 related primarily to assistance with federal, state and local tax planning advice. The aggregate fees billed by Ernst & Young for tax-related services in fiscal 2003 were $812,000. Of this amount, $622,000 related to tax compliance services (principally the preparation and review of tax returns and assistance in audits and reviews by taxing authorities) and $190,000 related primarily to assistance with federal, state and local tax planning advice.

All Other Fees

          The were no fees billed by Ernst & Young for professional services rendered during the fiscal years ended December 31, 2002 or December 31, 2003, other than those described above under the captions Audit Fees, Audit-Related Fees and Tax Fees.

Audit Committee Review

          Our audit and compliance committee has reviewed the services rendered and the fees billed by Ernst & Young for the fiscal year ended December 31, 2003. The audit and compliance committee determined that the services rendered and the fees billed last year that were not related to the audit of our financial statements are compatible with the independence of Ernst & Young as our independent auditors. Our audit committee approves all fees to be paid for audit and non-audit services of Ernst & Young prior to engagement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 3.	Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2004.

RENAL CARE GROUP, INC.
By:	/s/ David M. Dill
David M. Dill
Executive Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

*	President, Chief Executive Officer and	April 29, 2004
Director (Principal Executive Officer)
Gary A. Brukardt

/s/ David M Dill	Executive Vice President, Chief Financial	April 29, 2004
Officer, Treasurer (Principal Financial and
David M. Dill	Accounting Officer)

*	Director	April 29, 2004

Peter J. Grua

*	Director	April 29, 2004

Joseph C. Hutts

*	Director	April 29, 2004

Harry R. Jacobson, M.D.

*	Chairman of the Board, Director	April 29, 2004

William P. Johnston

*	Director	April 29, 2004

William V. Lapham

*	Director	April 29, 2004

Thomas A. Lowery, M.D.

*	Director	April 29, 2004

Stephen D. McMurray, M.D.

*	Director	April 29, 2004

C. Thomas Smith

By:	/s/ David M. Dill

David M. Dill, Attorney in Fact