Form 10-Q
period 2004-03-31
RENAL CARE GROUP INC
filed 2004-05-10
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, $.01 par value	44,524,934

RENAL CARE GROUP, INC.

Note: Items 1, 3, 4, and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2003	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,295	$37,606
Accounts receivable, net	173,679	188,729
Inventories	26,345	18,314
Prepaid expenses and other current assets	28,050	14,537
Income tax receivable	1,910	2,413
Deferred income taxes	11,825	11,825

Total current assets	292,104	273,424
Property, plant and equipment, net	224,397	236,008
Intangible assets, net	14,046	18,154
Goodwill	286,578	331,093
Other assets	2,748	5,223

Total assets	$819,873	$863,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,206	$104,826
Due to third-party payors	46,049	50,244
Current portion of long-term debt	182	6,150

Total current liabilities	169,437	161,220
Long-term debt, net of current portion	2,652	143,171
Deferred income taxes	38,390	38,390
Other long-term liabilities	5,898	6,093
Minority interest	32,651	36,304

Total liabilities	249,028	385,178

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized, 53,643 and 54,136 shares issued at December 31, 2003 and March 31, 2004, respectively	536	541
Treasury stock, 6,641 and 9,628 shares of common stock at December 31, 2003 and March 31, 2004, respectively	(234,404)	(370,040)
Additional paid-in capital	374,683	388,106
Retained earnings	430,030	460,117

Total stockholders’ equity	570,845	478,724

Total liabilities and stockholders’ equity	$819,873	$863,902

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Net revenue	$242,143	$278,028
Operating costs and expenses:
Patient care costs	157,477	179,372
General and administrative expenses	26,288	22,676
Provision for doubtful accounts	6,412	7,110
Depreciation and amortization	10,298	12,163

Total operating costs and expenses	200,475	221,321

Income from operations	41,668	56,707
Interest expense, net	285	965

Income before minority interest and income taxes	41,383	55,742
Minority interest	6,308	7,214

Income before income taxes	35,075	48,528
Provision for income taxes	13,323	18,441

Net income	$21,752	$30,087

Net income per share:
Basic	$0.45	$0.65

Diluted	$0.44	$0.63

Weighted average shares outstanding:
Basic	48,182	45,940

Diluted	49,430	47,482

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
OPERATING ACTIVITIES
Net income	$21,752	$30,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,298	12,163
Loss on disposal of property and equipment	136	154
Distributions to minority shareholders	(9,620)	(3,561)
Income applicable to minority interest	6,308	7,214
Changes in operating assets and liabilities, net of effects from acquisitions	3,306	(600)

Net cash provided by operating activities	32,180	45,457
INVESTING ACTIVITIES
Purchases of property and equipment	(17,896)	(19,118)
Cash paid for acquisitions, net of cash acquired	—	(55,768)
Change in other assets	225	(3,173)

Net cash used in investing activities	(17,671)	(78,059)
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit and capital leases	(7,420)	25,921
Proceeds from issuance of long-term debt	—	120,000
Net proceeds from issuance of common stock	3,047	9,628
Repurchase of treasury shares	(4,380)	(135,636)

Net cash (used in) provided by financing activities	(8,753)	19,913

Increase (decrease) in cash and cash equivalents	5,756	(12,689)
Cash and cash equivalents at beginning of period	38,359	50,295

Cash and cash equivalents at end of period	$44,115	$37,606

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of March 31, 2004, we provided dialysis and ancillary services to over 22,600 patients through more than 300 owned outpatient dialysis centers in 27 states, in addition to providing acute dialysis services at more than 140 hospitals.

     Renal Care Group’s net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with dialysis, primarily the administration of EPOGEN® (erythropoietin alfa, which we refer to as EPO);

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based and medical university dialysis programs.

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the three months ended March 31, 2004 and 2003, approximately 55% and 56%, respectively, of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2003 or 2004. Congress has approved an increase of 1.6% in the Medicare ESRD composite rate for 2005.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services we provide. Renal Care Group receives separate reimbursement outside the composite rate for some other services, laboratory tests and drugs, including specific drugs such as EPO and some physician-ordered tests provided to dialysis patients. Congress and CMS have considered expanding the drugs and services that are included in the composite rate. Congress also mandated a change in the way we will be paid beginning in 2005 for some of the drugs (including EPO) billed for outside the composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate.

     If a patient is younger than 65 years old and has private health insurance, then that patient’s treatment is typically reimbursed at rates significantly higher than Medicare during the first 30 months of care. After that period, Medicare becomes the primary payor. Reimbursement for dialysis services provided pursuant to a hospital contract is negotiated with the individual hospital and is usually higher than the Medicare composite rate. Because dialysis is a life-sustaining therapy to treat a chronic disease, utilization is predictable and is not subject to seasonal fluctuations.

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Net revenue from the administration of EPO was 24% and 26% of the net revenue of the Company for the three months ended March 31, 2003 and 2004, respectively.

Interim Financial Statements

     Management believes the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All of these adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. We suggest that you read these financial statements in conjunction with our consolidated financial statements and the related notes thereto included in our current report on Form 8-K, as filed with the SEC on April 19, 2004.

2. Business Acquisitions

2004 Acquisitions

     During the first quarter of 2004, we completed certain acquisitions that were accounted for under the purchase method of accounting. The combined purchase price paid in these acquisitions was $55,768 and consisted primarily of cash. Each of the transactions involved the acquisition of the net assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened our existing market share within a specific geographic area or provided us with an entrance into a new market.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed during the first quarter of 2004:

Accounts receivable, net	$774
Inventory and other current assets	831
Property, plant and equipment, net	7,367
Intangible assets	4,256
Goodwill	44,438

Total assets acquired	57,666
Total liabilities assumed	1,898

Net assets acquired	$55,768

     We began recording the results of operations for each of these acquired businesses at the effective date of the respective transactions. Goodwill resulting from these transactions amounted to $44,438 and is expected to be deductible for tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. We will amortize these amounts over the lives of the contracts, which generally range from five to twelve years.

Pro Forma Data

     The following summary, prepared on a pro forma basis, combines our results of operations with those of the businesses we acquired in 2003. These pro forma results reflect the acquisitions as if consummated as of the beginning of the period presented, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes. Each acquisition in the first quarter of 2004 was effective as of January 1, 2004; therefore, no pro forma data are presented for the 2004 period.

Three months ended
March 31, 2003
Pro forma net revenue	$252,220

Pro forma net income	$22,251

Pro forma net income per share:
Basic	$0.46

Diluted	$0.45

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the periods presented.

3. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended
	March 31,
	2003	2004
Numerator:
Numerator for basic and diluted net income per share — net income	$21,752	$30,087
Denominator:
Denominator for basic net income per share — weighted-average shares	48,182	45,940
Effect of dilutive securities:
Stock options	1,248	1,542

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	49,430	47,482

Net income per share:
Basic	$0.45	$0.65

Diluted	$0.44	$0.63

4. Stockholders’ Equity

Stock-based Compensation

     We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, we recognize no compensation expense when we grant fixed options to employees and directors, because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the dates of grant. Option grants to medical directors and non-vested stock grants are expensed over their vesting periods.

     The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended
	March 31,
	2003	2004
Net income, as reported	$21,752	$30,087
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	61	31
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,487)	(2,387)

Pro forma net income	$19,326	$27,731

Net income per share:
Basic, as reported	$0.45	$0.65

Basic, pro forma	$0.40	$0.60

Diluted, as reported	$0.44	$0.63

Diluted, pro forma	$0.39	$0.58

     The effect of applying SFAS No. 123 for providing pro forma disclosures is not likely to be representative of the effects on reported net income for future periods.

Stock Split

     On April 27, 2004, we announced a three-for-two stock split in the form of a stock dividend to be distributed on or about May 24, 2004 to shareholders of record as of May 7, 2004. We will issue one share for every two shares held by shareholders as of the record date. The par value of our common stock will remain unchanged at $0.01.

5. Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 incident. Additional suits have been filed, and as of March 31, 2004, a total of five suits were pending. The suits allege negligence, medical malpractice and product liability. Additional defendants are named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. We have denied the allegations and have filed cross-claims against the water system vendors. We intend to pursue these cross-claims vigorously.

Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on our consolidated financial position or results of operations.

     We are involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, management believes these matters will be resolved without material adverse effect on Renal Care Group’s consolidated financial position or results of operations.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. We are not aware of any pending or threatened investigations involving allegations of potential noncompliance with applicable laws or regulations. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation, and non-compliance or alleged non-compliance could result in significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

     We generally engage practicing board-certified or board-eligible nephrologists to serve as medical directors for our centers. Medical directors are responsible for the administration and monitoring of patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients in our dialysis centers. We pay medical director fees that are consistent with the fair market value of the required supervisory services. Our medical director agreements typically have terms of seven years with three-year renewal options.

6. Defined Benefit Plan

     Effective January 29, 2003, we implemented a retirement benefit plan for our former Chairman, Chief Executive Officer and President who died March 20, 2003. The plan provides that we will make 120 monthly payments of $54 each to our former Chairman’s beneficiary, beginning in April 2003. As a result, we recorded a $5,350 charge included in general and administrative expenses representing the pre-tax net present value of such payments during the first quarter of 2003. As of March 31, 2004, we have accrued liabilities totaling $4,906 related to this defined benefit plan.

7. Subsequent Event

     On April 2, 2004, we completed our acquisition of National Nephrology Associates, Inc. (NNA). Prior to the acquisition, NNA provided dialysis services to approximately 5,600 patients and operated 87 outpatient dialysis facilities in 15 states, as well as providing acute dialysis services at approximately 55 hospitals.

     The aggregate consideration paid for NNA was approximately $345,000, which included a cash payment of approximately $167,000 to NNA’s equity holders and the assumption or payment by Renal Care Group of NNA’s outstanding debt, including its $160,000 of 9% senior subordinated notes due 2011 (the Notes), and other indebtedness, including capital leases. As required by the indenture governing the Notes, we have made an offer to repurchase the notes at 101% of their face principal amount and have filed a registration statement with the SEC to register an exchange of registered notes for the Notes, which were not originally registered under the Securities Act of 1933.

     We conduct substantially all of our business through subsidiaries. Our wholly-owned subsidiaries have guaranteed the Notes we assumed in the acquisition of NNA, as well as our senior credit facility. Presented below is condensed consolidating financial information as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003, respectively. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.

Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of March 31, 2004
Cash and cash equivalents	$—	$5,707	$33,714	$(1,815)	$37,606
Accounts receivable, net	—	130,394	58,335	—	188,729
Other current assets	22,331	16,398	8,360	—	47,089

Total current assets	22,331	152,499	100,409	(1,815)	273,424
Property, plant and equipment, net	26,831	134,696	74,765	(284)	236,008
Goodwill	1,483	228,253	101,057	300	331,093
Other assets	9,273	81,233	5,962	(73,091)	23,377

Total assets	$59,918	$596,681	$282,193	$(74,890)	$863,902

Current liabilities (including intercompany assets and liabilities)	$(361,780)	$405,325	$130,395	$(12,720)	$161,220
Long-term liabilities	183,518	1,376	2,760	—	187,654
Minority interest	—	32,696	3,395	213	36,304
Stockholders’ equity	238,180	157,284	145,643	(62,383)	478,724

Total liabilities and stockholders’ equity	$59,918	$596,681	$282,193	$(74,890)	$863,902

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2003
Cash and cash equivalents	$20,157	$2,646	$27,492	$—	$50,295
Accounts receivable, net	—	117,209	56,470	—	173,679
Other current assets	35,329	21,467	11,334	—	68,130

Total current assets	55,486	141,322	95,296	—	292,104
Property, plant and equipment, net	27,841	123,894	69,924	2,738	224,397
Goodwill	1,483	187,848	96,947	300	286,578
Other assets	10,637	25,926	5,940	(25,709)	16,794

Total assets	$95,447	$478,990	$268,107	$(22,671)	$819,873

Current liabilities (including intercompany assets and liabilities)	$(261,412)	$315,138	$126,004	$(10,293)	$169,437
Long-term liabilities	42,951	1,243	2,746	—	46,940
Minority interest	—	30,091	2,347	213	32,651
Stockholders’ equity	313,908	132,518	137,010	(12,591)	570,845

Total liabilities and stockholders’ equity	$95,447	$478,990	$268,107	$(22,671)	$819,873

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2004
Net revenue	$187	$187,654	$91,386	$(1,199)	$278,028
Total operating costs and expenses	10,306	141,123	71,091	(1,199)	221,321

Income (loss) from operations	(10,119)	46,531	20,295	—	56,707
Interest expense, net	965	—	—	—	965
Minority interest	—	6,586	628	—	7,214
Provision (benefit) for income taxes	(4,212)	15,179	7,474	—	18,441

Net income (loss)	$(6,872)	$24,766	$12,193	$—	$30,087

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2003
Net revenue	$—	$169,575	$73,568	$(1,000)	$242,143
Total operating costs and expenses	14,313	128,446	58,716	(1,000)	200,475

Income (loss) from operations	(14,313)	41,129	14,852	—	41,668
Interest expense, net	285	—	—	—	285
Minority interest	—	5,580	728	—	6,308
Provision (benefit) for income taxes	(5,545)	13,503	5,365	—	13,323

Net income (loss)	$(9,053)	$22,046	$8,759	$—	$21,752

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(6,872)	$24,766	$12,193	$—	$30,087
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(28,729)	44,586	6,197	(6,684)	15,370

Net cash provided by (used in) operating activities	(35,601)	69,352	18,390	(6,684)	45,457
Net cash (used in) provided by investing activities	(4,469)	(66,291)	(12,168)	4,869	(78,059)
Net cash provided by financing activities	19,913	—	—	—	19,913

Increase (decrease) in cash and cash equivalents	(20,157)	3,061	6,222	(1,815)	(12,689)

Cash and cash equivalents, at beginning of year	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of year	$—	$5,707	$33,714	$(1,815)	$37,606

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2003
Cash flows from operating Activities:
Net income (loss)	$(9,055)	$22,048	$8,759	$—	$21,752
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	45,440	(18,608)	(12,472)	(3,932)	10,428

Net cash provided by (used in) operating activities	36,385	3,440	(3,713)	(3,932)	32,180
Net cash (used in) provided by investing activities	(5,996)	(5,924)	(6,880)	1,129	(17,671)
Net cash (used in) financing activities	(8,753)	—	—	—	(8,753)

Increase (decrease) in cash and cash equivalents	21,636	(2,484)	(10,593)	(2,803)	5,756

Cash and cash equivalents, at beginning of year	—	2,484	36,191	(316)	38,359

Cash and cash equivalents, at end of year	$21,636	$—	$25,598	$(3,119)	$44,115

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

     Net Revenue. Net revenue increased from $242.1 million for the three months ended March 31, 2003 to $278.0 million for the three months ended March 31, 2004, an increase of $35.9 million, or 14.8%. This increase resulted primarily from a 9.7% increase in the number of treatments we performed from 783,841 in the 2003 period to 860,249 in the 2004 period. This growth in treatments is the result of the acquisition and development of various dialysis facilities and a 3.5% increase in same-market treatments for 2004 over 2003. In addition, average net revenue per dialysis treatment increased 4.9% from $308 in 2003 to $323 in 2004. The increase in net revenue per treatment is largely attributable to the resolution of several contractual issues with payors, which increased our net revenue per treatment by approximately $6 during the quarter ended March 31, 2004. Although we regularly evaluate and resolve contractual issues with certain payors, we can not precisely determine the timing or magnitude of similar resolutions in the future. Substantially all of the remaining $9 increase in net revenue per treatment was the result of higher utilization of certain ancillary drugs and the annual price increase that we implemented in the fourth quarter of 2003. In light of the nature of the resolutions of the payor contract issues in the first quarter of 2004 and the fact that our price increase has been effective for almost all payors for at least a quarter, we expect net revenue per treatment to decline in the second quarter of 2004 from the $323 we experienced this quarter. We also expect net revenue per treatment to remain flat or increase slightly from the second quarter 2004 level through the rest of 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $157.5 million for the three months ended March 31, 2003, to $179.4 million for the three months ended March 31, 2004, an increase of 13.9%. This increase was due principally to the increase in the number of treatments we performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of revenue decreased from 65.0% in the 2003 period to 64.5% in the 2004 period. Patient care costs per treatment increased 4.0% from $201 in the 2003 period to $209 in the 2004 period. This increase in patient care costs per treatment was due to increases in the utilization of certain ancillary drugs discussed above, labor and benefit costs and the cost of insurance.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses decreased from $26.3 million for the three months ended March 31, 2003 to $22.7 million for the three months ended March 31, 2004, a decrease of 13.7%. This decrease is primarily attributable to a $5.4 million charge recorded in the first quarter of 2003 for a retirement benefit plan for our former chairman, chief executive officer and president that was adopted in January 2003. General and administrative expenses as a percentage of net revenue decreased from 10.9% in 2003 to 8.2% in 2004. The absence in 2004 of the 2003 charge for the retirement package and changes within our organizational structure accounted for almost all of the decrease in general and administrative expenses as a percentage of net revenue.

     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize the revenue based on our estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $6.4 million for the three months ended March 31, 2003 to $7.1 million for the three months ended March 31, 2004, an increase of $698,000, or 10.9%. This increase was principally the result of the increase in revenue. The provision for doubtful accounts as a percentage of net revenue was 2.6% in both the 2003 and 2004 periods.

     Depreciation and Amortization. Depreciation and amortization increased from $10.3 million for the three months ended March 31, 2003 to $12.2 million for the three months ended March 31, 2004, an increase of 18.1%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchases of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue increased slightly from 4.3% in 2003 to 4.4% in 2004.

     Income from Operations. Income from operations increased from $41.7 million for the three months ended March 31, 2003 to $56.7 million for the three months ended March 31, 2004, an increase of 36.1%. Income from operations as a percentage of net revenue increased from 17.2% in the 2003 period to 20.4% in the 2004 period as a result of the favorable resolutions with payors discussed above, the impact in 2003 of the retirement package for our former chairman, chief executive officer, and president, and the operational improvements described above.

     Interest Expense, Net. Interest expense increased from $285,000 for the three months ended March 31, 2003 to $965,000 for the three months ended March 31, 2004. This increase was due to higher average borrowings outstanding during the quarter, which resulted largely from our repurchases of common stock. We expect substantially higher interest expense in 2004 as a result of additional borrowings associated with our acquisition of National Nephrology Associates, Inc. effective April 2, 2004 and the assumption of NNA’s outstanding debt, including its $160.0 million of 9% senior subordinated notes due 2011.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in the Company’s consolidated entities that are not wholly-owned. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue was 2.6% in both the 2003 and 2004 periods. A large portion of our minority interest expense is attributable to some of our larger joint ventures, including those in Ohio, Oregon and Washington. As of March 31, 2004, we were the majority and controlling owner in 53 joint ventures.

     Provision for Income Taxes. Income tax expense increased from $13.3 million for the three months ended March 31, 2003 to $18.4 million for the three months ended March 31, 2004, an increase of $5.1 million or 38.4%. The increase is a result of the increase in pre-tax earnings described above. Our effective tax rate remained consistent at 38.0% in the 2003 and 2004 periods.

     Net Income. Net income increased from $21.8 million for the three months ended March 31, 2003 to $30.1 million for the three months ended March 31, 2004, an increase of $8.3 million or 38.3%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At March 31, 2004, our working capital was $112.2 million, cash and cash equivalents were $37.6 million, and our current ratio was approximately 1.7 to 1.0.

     Net cash provided by operating activities was $45.5 million for the three months ended March 31, 2004. Cash provided by operating activities consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $78.1 million for the three months ended March 31, 2004. Cash used in investing activities consisted primarily of $19.1 million of purchases of property and equipment and $55.8 million of cash paid for acquisitions, net of cash acquired. Net cash provided by financing activities was $19.9 million for the three months ended March 31, 2004. Cash provided by financing activities primarily reflects net borrowings under our line of credit of $25.9 million, proceeds from issuance of long-term debt of $120.0 million, net proceeds of $9.6 million from the issuance of common stock, offset by $135.6 million in repurchases of our common stock.

     As of December 31, 2003, we had two credit agreements with a group of banks totaling $150.0 million consisting of a $100.0 million Second Amended and Restated Loan Agreement (the Multi-Year Facility) and a $50.0 million Loan Agreement (the 364-day Facility). The Multi-Year Facility had a final maturity of July 1, 2005, and the 364-day facility had a final maturity of June 30, 2004.

     On February 10, 2004, we entered into a new credit agreement (the 2004 Agreement) with a group of banks totaling up to $700.0 million. The 2004 Agreement replaced the Multi-Year Facility and the 364-day Facility discussed above. This credit agreement has a $150.0 million revolving credit facility, a committed $325.0 million term loan facility and a $225.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks finalizing specific terms. All of these committed facilities have a final maturity of February 10, 2009. The credit agreement provides that $175.0 million of the committed term loan facility may only be used to finance our acquisition of NNA.

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

     We have used funds available under the 2004 Agreement to substantially complete our previously announced $250.0 million share repurchase program and our acquisition of NNA. We completed our acquisition of NNA in April 2004 and used $175.0 million in term borrowings under this facility. As a result, we have borrowed the entire $325.0 million of the committed term loan facility and approximately $10.0 million under the revolving credit facility. After the acquisition of NNA, therefore, we had approximately $502.1 million in outstanding indebtedness. This indebtedness includes $160.0 million in senior subordinated notes of NNA that we assumed in the acquisition. These notes bear interest at the rate of 9% per annum. Each of our wholly-owned subsidiaries is required to guarantee all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that was entered into by NNA in October 2003 and assumed by us in connection with the NNA acquisition. The indenture includes customary financial covenants.

     As a result of this indebtedness, we will incur substantial interest expense in 2004. Based on our outstanding indebtedness of $502.1 million the aggregate maturities of our borrowings are as follows: 2004 - $19.3 million; 2005 - $22.3 million; 2006 - $30.5 million; 2007 - $56.9 million; 2008 - $156.4 million and thereafter - $216.7 million.

     A significant component of our growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that we will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under the 2004 Agreement, will be sufficient to meet our acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, we may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that we will be able to secure additional financing, if required, on acceptable terms.

     We plan to make capital expenditures of between $85.0 million and $95.0 million in 2004, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. We expect that these capital expenditures will be funded with cash provided by operating activities and the 2004 Agreement. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing common stock of Renal Care Group in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 100,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 2.9 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003, we repurchased 3.7 million shares of common stock for $140.5 million. In the first quarter of 2004, we repurchased 3.0 million shares for $135.6 million. Through March 31, 2004, we had repurchased an aggregate of 9.6 million shares under the plan, for a total of approximately $370.0 million. The indenture governing the 9% senior subordinated notes we assumed in the NNA acquisition includes covenants that limit our ability to repurchase our common stock or declare dividends.

Critical Accounting Policies

     The Securities and Exchange Commission (SEC) issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, and impairment of long-lived assets and long-lived assets to be disposed of. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degrees of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the annual report on Form 10-K, as filed with the SEC on March 4, 2004 and in the current report on Form 8-K, as filed with the SEC on April 19, 2004.

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

If Congress or CMS changes the Medicare or Medicaid programs for dialysis, then our revenue and earnings could decrease.

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 50% of our net revenue for 2002, 49% of our net revenue for 2003, and 49% of our net revenue for the three months ended March 31, 2004 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO. We also estimate that approximately 7% of our net revenue for 2002, 6% of our net revenue for 2003 and 6% of our net revenue for the three months ended March 31, 2004 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Congress stated that these changes are not intended to reduce overall reimbursement to dialysis providers, but until actual rates are set, we do not know how the changes will affect us.

If states lower Medicaid reimbursement, then we would be less profitable.

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

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 23% of our net revenue for 2002, 24% of our net revenue for 2003 and 26% of our net revenue for the three months ended March 31, 2004. Most of our payments for EPO come from government programs. For the three months ended March 31, 2004, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO could materially and adversely affect our revenue and earnings.

If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.

     EPO is produced by a single manufacturer, Amgen, Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase did not affect our earnings in 2002 because our contract with Amgen had pricing protection through 2002, but did adversely affect our earnings in 2003. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

If Amgen markets Aranesp® for ESRD patients, then we could be less profitable.

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

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 43% of our net revenue for 2002, 45% of our net revenue for 2003, and 45% of our net revenue for the three months ended March 31, 2004 was derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for these private payors that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies will likely be more limited over the next several years than it has been in the recent past. We have recently experienced reductions in reimbursement from two commercial insurers, and management believes that the reductions in reimbursement by these two commercial insurers along with pricing pressure from other commercial insurers and managed care organizations will likely adversely impact our revenue per treatment and earnings per share in 2004. Any of the following events could have a material adverse effect on our revenue and earnings:

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

If local physicians stop sending patients to our centers or were prohibited from doing so for regulatory reasons, then our revenue and earnings would decline.

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

If our joint ventures are found to violate the law, our business could be damaged.

     A number of the dialysis centers we operate are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups maintain a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the Anti-Kickback Statute, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of a safe harbor. Also, we believe we have structured the physician relationships in these joint ventures in a way that meets applicable exceptions under the Stark Law or that otherwise complies with the Stark Law. If the joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, our business could be damaged.

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

The dialysis business is highly competitive. If we do not compete effectively in our markets, then we could lose market share and our rate of growth could slow.

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

If we lose any of our executive officers, then our ability to run our business could be adversely affected, and our revenue and earnings could decline.

     We depend on the services of our executive officers William P. Johnston, our chairman of the board, Gary A. Brukardt, our president and chief executive officer, Raymond M. Hakim, M.D., Ph.D., David M. Dill and Timothy P. Martin, each an executive vice president, and Douglas B. Chappell, our general counsel. Mr. Brukardt and Dr. Hakim have each been with us since 1996. The services of our executive officers would be difficult to replace.

If we are unable to make acquisitions in the future, then our rate of growth will slow.

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our business, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry and giving effect to our acquisition of National Nephrology Associates (NNA), we believe the four largest providers of outpatient dialysis services now own approximately 66% of the outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We expect this competition to intensify in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

If we complete future acquisitions, we may dilute existing stockholders by issuing more of our common stock or we may incur expenses related to debt and goodwill, which could reduce our earnings.

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

We may not have sufficient cash flow from our business to pay our substantial debt.

     After we closed our acquisition of NNA, we and our subsidiaries had total consolidated debt of approximately $502.1 million and cash of approximately $52.6 million. Also, subject to limitations, including those included in our credit facility and those contained included in the indenture for the 9% senior subordinated notes we assumed in the NNA acquisition, we are not and will not be prohibited from incurring additional debt.

     Due to the large amount of our consolidated debt, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. However, we can not assure you that, if we are unable to pay our debt, we will be able to refinance it, obtain additional equity capital or sell assets, in each case on commercially reasonable terms, or at all, or otherwise to fund our liquidity needs.

     If for any reason we are unable to meet our debt obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our credit facility could elect to declare all amounts outstanding under the credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under our credit facility. In addition, if such a default were to occur, the 9% senior subordinated notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our other debt holders.

If a change of control occurs, such as our acquisition of NNA, we may have to spend a substantial amount of cash or incur additional indebtedness to satisfy our obligation to repurchase the notes we assumed in the NNA acquisition from holders who choose to tender their notes pursuant to certain procedures in the indenture.

      Upon specified change of control events the holders of the notes we assumed in the NNA acquisition have the right to require us to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of the notes they hold at an offer price in cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest thereon, if any, to the date of purchase. Our acquisition of NNA qualified as a change of control under the terms of the indenture governing the notes, so the holders of the notes have the right to require us to repurchase their notes at these terms. We cannot predict how many holders will require us to repurchase their notes.

      When a change of control, such as our acquisition of NNA, occurs, we may not be able to pay the purchase price for all of the notes tendered for repurchase. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes we assumed in the NNA acquisition, which in turn would constitute a default under our credit facility. In addition, the terms of our credit facility restrict our ability to purchase notes. Future credit agreements or other agreements relating to debt may contain similar or more restrictive provisions. We may not be able to secure the consent of our lenders to repurchase the notes or refinance the borrowings that prohibit us from repurchasing the notes. If we do not obtain a consent or repay the borrowings, we could not repurchase the notes.

      Alternatively, even if we are able to pay the purchase price for the notes tendered for repurchase, we may have to use a substantial amount of cash to do so, which will deplete our funds to meet our other cash obligations or cause us to incur additional indebtedness to repurchase the notes.

      These repurchase requirements may also delay or make it harder for others to obtain control of Renal Care Group.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

      The indenture governing the notes we assumed in the NNA acquisition and our credit facility contain numerous financial and operating covenants that limit our ability to engage in activities such as:

•	incurring additional debt;

•	acquiring and developing new dialysis centers;

•	making investments;

•	creating liens;

•	creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;

•	disposing of assets;

•	paying dividends on our capital stock;

•	repurchasing our capital stock;

•	engaging in certain transactions with our affiliates; or

•	consolidating, merging or selling all or substantially all of our assets.

Our credit facility also requires us to comply with financial covenants including a net worth test, a leverage ratio test and a fixed charge coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our credit facility or our inability to comply with the required financial covenants could result in an event of default, which would allow the lenders under our credit facility to declare all borrowings outstanding to be due and payable, which would, in turn, trigger an event of default under the indenture governing the notes we assumed in the NNA acquisition. In addition, our lenders could require us to apply all of our available cash to repay our borrowings or they could prevent us from making debt service payments on the notes we assumed in the NNA acquisition. If the amounts outstanding under our credit facility or these notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the banks or to our other debt holders.

      The large amount of our outstanding debt and the limitations our credit facility impose on us could have adverse consequences, including:

•	we will have to use much of our cash flow for scheduled debt service rather than for operations, future business opportunities or other purposes, such as funding working capital and capital expenditures;

•	we may not be able to increase our borrowings under our credit facility or obtain other debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;

•	it may be difficult for us to satisfy our obligations under the notes we assumed in the NNA acquisition;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.

If we fail to integrate acquired companies, then we will be less profitable.

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired Midwest Kidney Centers and NNA, and we intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We face these challenges particularly in larger acquisitions like the acquisition of NNA. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

If our costs of insurance and claims increase, then our earnings could decrease.

     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. The rate of increase in deductibles and premiums has moderated somewhat in 2004, but there have been increases, and there may be larger increases in the future. Our earnings could be materially and adversely affected by any of the following:

•	further increases in premiums, deductibles and self-insurance retentions;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.

If our board of directors does not approve an acquisition or change in control, then our shareholders may not realize the full value of their stock.

     Our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors before pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:

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

Our stock price is volatile and as a result, the value of your investment may go down for reasons unrelated to the performance of our business.

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $41.33 per share to a high closing price of $47.15 per share during the three months ended March 31, 2004. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Forward-Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates.

Cash balances

     We maintain all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which we consider cash equivalents; therefore, the Company has no “market risk sensitive instruments.”

Outstanding debt

     As of March 31, 2004, we had outstanding debt of $149.3 million, of which $120.0 million was outstanding under our term facility, $26.8 million was outstanding under our revolving credit facility and the remaining $2.5 million was outstanding under various capital leases and notes payable. Borrowings under the term and revolving credit facilities bear interest at variable rates that are determined by our leverage ratio. Our weighted average borrowing rate under the term and revolving credit facilities as of March 31, 2004 was 2.4%. At March 31, 2004, the fair value of our indebtedness under these facilities approximated carrying value. At the March 31, 2004 borrowing levels, if there had been a 1% increase in these variable interest rates, then there would not have been a significant impact on our net income or cash flows for the three months ended March 31, 2004. If interest rates were to begin increase significantly, we expect to take actions to mitigate our exposure to substantial increases in interest rates. We do not currently use derivatives to alter the interest rate characteristics of our debt instruments.

     On April 2, 2004, we significantly increased our indebtedness with the acquisition of National Nephrology Associates which included a cash payment of $165.0 million and the assumption, or payment, of NNA’s outstanding debt, including its $160.0 million of 9% senior subordinated notes due 2011. After the acquisition, our total debt was approximately $502.1 million, which included $325 million under our term facility, $10 million under our revolving credit facility, the $160 million of 9% senior subordinated notes and approximately $7.1 million in capitalized leases and notes payable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a) Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report Renal Care Group maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

     (b) There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2004, we purchased shares of our common stock as part of a publicly announced program as follows:

			Number of
			Shares
			Purchased as	Approximate
			Part of	Dollar Value of
			Publicly	Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2004 to January 31, 2004	555,200	$41.75	555,200	$192,396,128
February 1, 2004 to February 29, 2004	1,282,200	45.99	1,282,200	133,378,452
March 1, 2004 to March 31, 2004	1,150,300	46.40	1,150,300	79,959,735

Total	2,987,700	$45.36	2,987,700

The Registrant’s share repurchase program was originally announced on October 2, 2000, and was amended by announcements on July 9, 2002, November 18, 2002, August 12, 2003 and October 28, 2003. The program permits repurchases of up to $450.0 million of common stock. The program expires December 31, 2004. No share repurchase plan or program expired during the period covered by this quarterly report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

2.1	Agreement and Plan of Merger, dated February 2, 2004, by and among Renal Care Group, Inc., Titan Merger Subsidiary, Inc., National Nephrology Associates, Inc. and certain equity holders of National Nephrology Associates, Inc.*

4.1	Indenture, dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.*

4.2	First Supplemental Indenture, dated April 2, 2004, by and among Renal Care Group, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.*

4.3	Registration Rights Agreement, dated October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein.*

4.4	Purchase Agreement, dated October 16, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein.*

10.1	Credit Agreement, dated February 10, 2004, by and among Renal Care Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent and the other lenders identified therein.*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on April 16, 2004.

** In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b)	Reports on Form 8-K

Form 8-K filed January 12, 2004 Form 8-K filed February 4, 2004 Form 8-K filed February 25, 2004 Form 8-K filed February 27, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

May 10, 2004	BY:	/s/ David M. Dill

David M. Dill
Executive Vice President,
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)

RENAL CARE GROUP, INC.
EXHIBIT INDEX

Number and Description of Exhibit
2.1	Agreement and Plan of Merger, dated February 2, 2004, by and among Renal Care Group, Inc., Titan Merger Subsidiary, Inc., National Nephrology Associates, Inc. and certain equity holders of National Nephrology Associates, Inc.*

4.1	Indenture, dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.*

4.2	First Supplemental Indenture, dated April 2, 2004, by and among Renal Care Group, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.*

4.3	Registration Rights Agreement, dated October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein.*

4.4	Purchase Agreement, dated October 16, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein.*

10.1	Credit Agreement, dated February 10, 2004, by and among Renal Care Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and Bank of America, N.A., as Administrative Agent and the other lenders identified therein.*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on April 16, 2004.

** In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.