Form 10-Q
period 2004-06-30
RENAL CARE GROUP INC
filed 2004-08-09
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_______________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2004

Common Stock, $.01 par value	67,070,176

RENAL CARE GROUP, INC.

Note: Items 1, 3, and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	June 30,
	2003	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,295	$44,182
Accounts receivable, net	173,679	231,629
Inventories	26,345	24,161
Prepaid expenses and other current assets	28,050	24,259
Income tax receivable	1,910	10,643
Deferred income taxes	11,825	21,958

Total current assets	292,104	356,832
Property, plant and equipment, net	224,397	289,427
Intangible assets, net	14,046	30,700
Goodwill	286,578	626,656
Other assets	2,748	7,469

Total assets	$819,873	$1,311,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,206	$129,019
Due to third-party payors	46,049	68,700
Current portion of long-term debt	182	20,834

Total current liabilities	169,437	218,553
Long-term debt, net of current portion	2,652	490,635
Deferred income taxes	38,390	35,841
Other long-term liabilities	5,898	10,211
Minority interest	32,651	43,200

Total liabilities	249,028	798,440

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 and 150,000 shares authorized, 80,465 and 81,572 shares issued at December 31, 2003 and June 30, 2004, respectively	805	816
Treasury stock, 9,961 and 14,514 shares of common stock at December 31, 2003 and June 30, 2004, respectively	(234,404)	(372,249)
Additional paid-in capital	374,414	394,777
Retained earnings	430,030	489,300

Total stockholders’ equity	570,845	512,644

Total liabilities and stockholders’ equity	$819,873	$1,311,084

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net revenue	$247,061	$340,854	$489,204	$618,882
Operating costs and expenses:
Patient care costs	159,998	229,849	317,475	409,221
General and administrative expenses	21,187	27,341	47,475	50,017
Provision for doubtful accounts	6,468	8,049	12,880	15,159
Depreciation and amortization	11,579	14,900	21,877	27,063

Total operating costs and expenses	199,232	280,139	399,707	501,460

Income from operations	47,829	60,715	89,497	117,422
Interest expense, net	165	5,765	450	6,730

Income before minority interest and income taxes	47,664	54,950	89,047	110,692
Minority interest	6,029	7,690	12,337	14,904

Income before income taxes	41,635	47,260	76,710	95,788
Provision for income taxes	15,822	18,077	29,145	36,518

Net income	$25,813	$29,183	$47,565	$59,270

Net income per share:
Basic	$0.35	$0.44	$0.66	$0.87

Diluted	$0.34	$0.42	$0.64	$0.84

Weighted average shares outstanding:
Basic	72,806	66,832	72,539	67,871

Diluted	74,897	69,227	74,522	70,225

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$47,565	$59,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,877	27,063
Loss on disposal of property and equipment	312	564
Income applicable to minority interest	12,337	14,904
Distributions to minority shareholders	(12,381)	(9,906)
Deferred income taxes	—	7,889
Changes in operating assets and liabilities, net of effects from acquisitions	5,404	(18,605)

Net cash provided by operating activities	75,114	81,179
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(5,492)	(230,746)
Purchases of property and equipment, net	(34,517)	(45,031)
Change in other assets	(780)	(5,299)

Net cash used in investing activities	(40,789)	(281,076)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	325,000
Payments on long-term debt	—	(4,063)
Net payments under line of credit and capital leases	(7,240)	(2,101)
Net proceeds from issuance of common stock	22,280	12,793
Repurchase of treasury shares	(4,380)	(137,845)

Net cash provided by financing activities	10,660	193,784

Increase (decrease) in cash and cash equivalents	44,985	(6,113)
Cash and cash equivalents at beginning of period	38,359	50,295

Cash and cash equivalents at end of period	$83,344	$44,182

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. (the Company) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of June 30, 2004, the Company provided dialysis and ancillary services to over 28,700 patients through more than 395 owned outpatient dialysis centers in 31 states, in addition to providing acute dialysis services at more than 200 hospitals.

     Renal Care Group’s net revenue has been derived primarily from the following sources:

•	outpatient hemodialysis services;

•	ancillary services associated with dialysis, primarily the administration of EPOGEN® (erythropoietin alfa, which we refer to as EPO);

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with joint ventures, hospital-based dialysis programs and medical university dialysis programs.

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the six months ended June 30, 2003 and 2004, approximately 55% and 53%, respectively, of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2003 or 2004. Congress has approved an increase of 1.6% in the Medicare ESRD composite rate for 2005, as well as changes in the way we are paid for separately billable drugs. The Medicare Modernization Act of 2003 provides that dialysis providers will be reimbursed for separately billable drugs, including EPO, at the drugs’ average acquisition cost and that the composite rate will be increased by an amount equal to the providers’ lost profit on those separately billable drugs. Congress stated that it intended these changes to be budget neutral. On July 27, 2004 CMS issued proposed regulations to implement these changes, which propose that we will be reimbursed for separately billable drugs at a 3% discount from the average sale price and that the composite rate be increased by 11.3%. These proposed regulations also include a case-mix adjustment and a geographic adjustment to the composite rate as well as a related budget neutrality adjustment. If the proposed regulations become effective, management believes they will result in a net reduction of $0.03 per share in diluted net income for 2005.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Net revenue from the administration of EPO was 24% and 27% of the net revenue of the Company for the six months ended June 30, 2003 and 2004, respectively.

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

2. Business Acquisitions

2004 Acquisitions

     During the first six months of 2004, we completed three acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $230,746. Our largest acquisition was the purchase of National Nephrology Associates, Inc. (NNA) on April 2, 2004. The purchase price of NNA consisted of a net cash payment of approximately $163,000 and an assumption of all outstanding debt, including its $160,000, 9% senior subordinated notes. NNA provided dialysis services to approximately 5,600 patients and operated 87 outpatient dialysis facilities in 15 states, as well as providing acute dialysis services to approximately 55 hospitals. Each of the three transactions involved the acquisition of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened existing market share within a specific geographic area or provided an entrance into a new market. We began recording the results of operations for each of these acquired businesses at the effective date of the transaction.

     The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the three acquisitions completed during the first six months of 2004:

Accounts receivable, net	$45,410
Inventory and other current assets	23,382
Property, plant and equipment, net	48,818
Intangible assets	16,651
Goodwill	340,078
Other assets	10,397

Total assets acquired	484,736
Total liabilities assumed	253,990

Net assets acquired	$230,746

     Some of the estimated fair values of assets and liabilities are preliminary and may be adjusted based on management’s final analysis. These include items such as deferred tax assets and liabilities, a pending actuarial analysis of workers compensation and medical malpractice accruals, and obtaining independent appraisals for certain assets. Intangible assets primarily represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. Related amounts will be amortized over the lives of the contracts, which generally range from five to fifteen years. The Company recorded estimated employee severance costs of $1,000 and estimated contract termination costs of $1,500 associated with the NNA acquisition. As of June 30, 2004 these amounts remain outstanding pending the employee terminations and resolution of the contractual matters.

Pro Forma Data

     The following summary, prepared on a pro forma basis, combines our results of operations with those of the businesses we acquired in 2003 and 2004. These pro forma results reflect the acquisitions as if we consummated them as of the beginning of the periods presented, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Pro forma net revenue	$316,758	$341,425	$626,502	$685,068

Pro forma net income	$26,958	$29,261	$50,668	$60,876

Pro forma net income per share:
Basic	$0.37	$0.44	$0.70	$0.90

Diluted	$0.36	$0.42	$0.68	$0.87

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the periods presented.

3. Long Term Debt

     Long term debt consisted of the following as of December 31, 2003 and June 30, 2004:

	December 31,	June 30,
	2003	2004
Term loan facility, bearing interest at 2.7% at June 30, 2004	$—	$320,938
9% senior subordinated notes	—	159,700
Other	2,834	5,884

Total indebtedness, excluding fair value premium	2,834	486,522
Add: 9% senior subordinated notes fair value premium	—	24,947

Total long-term debt	2,834	511,469
Less: current portion	182	20,834

	$2,652	$490,635

Credit Agreements

     As of December 31, 2003, we had two credit agreements with a group of banks totaling $150,000. On February 10, 2004, we entered into a new credit agreement (the 2004 Agreement) with a group of banks totaling up to $700,000. The 2004 Agreement replaced both of our prior facilities. The 2004 agreement has a $150,000 revolving credit facility, a $325,000 term loan facility and a $225,000 incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. The revolving credit facility and the $325,000 term loan facility have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

     Borrowings under the revolving credit facility and $150,000 of the committed term loan facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement bear interest at variable rates determined by the Company’s leverage ratio. Effective June 30, 2004, we entered into interest rate swap agreements to hedge interest rate risk on $150,000 of our term loan (See “Interest Rate Swap” below). The portion of our borrowings that is subject to variable rates carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise.

9% Senior Subordinated Notes

     With our acquisition of NNA, we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes (the Notes), due 2011. We recorded the Notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the Notes and the face amount on the date of acquisition. Accordingly, the Notes were recorded at the estimated fair value of $185,600. As of June 30, 2004, the outstanding balance of the Notes was $184,647.

     The Notes bear interest at the rate of 9% per annum on the face amount. The $24,947 fair value premium that is unamortized is being recognized over the life of the Notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the Notes as of June 30, 2004 was 6.4%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003 and we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

Interest Rate Swap

     On June 3, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. These interest rate swap agreements became effective on June 30, 2004. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements, with the interest payments being subject to adjustment based on our leverage ratio. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, changes in the fair value of the agreement will be directly recorded in comprehensive income. The interest payments under this agreement are settled on a net basis each calendar quarter.

     The aggregate maturities of long-term debt, excluding the fair value premium, at June 30, 2004 are as follows:

2004	$14,009
2005	22,344
2006	30,469
2007	56,875
2008	156,406
Thereafter	206,419

$486,522

Guarantor Information

     Our wholly-owned subsidiaries have guaranteed the Notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the three months and six months ended June 30, 2004 and 2003. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.

Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2003
Cash and cash equivalents	$20,157	$2,646	$27,492	$—	$50,295
Accounts receivable, net	—	117,209	56,470	—	173,679
Other current assets	35,329	21,467	11,334	—	68,130

Total current assets	55,486	141,322	95,296	—	292,104
Property, plant and equipment, net	27,841	123,894	69,924	2,738	224,397
Goodwill	1,483	187,848	96,947	300	286,578
Other assets	10,637	25,926	5,940	(25,709)	16,794

Total assets	$95,447	$478,990	$268,107	$(22,671)	$819,873

Current liabilities (including intercompany assets and liabilities)	$(261,412)	$315,138	$126,004	$(10,293)	$169,437
Long-term debt	—	—	2,652	—	2,652
Long-term liabilities	42,951	1,243	94	—	44,288
Minority interest	—	30,091	2,347	213	32,651
Stockholders’ equity	313,908	132,518	137,010	(12,591)	570,845

Total liabilities and stockholders’ equity	$95,447	$478,990	$268,107	$(22,671)	$819,873

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of June 30, 2004
Cash and cash equivalents	$—	$9,473	$38,178	$(3,469)	$44,182
Accounts receivable, net	—	174,193	56,933	503	231,629
Other current assets	50,018	23,223	8,810	(1,030)	81,021

Total current assets	50,018	206,889	103,921	(3,996)	356,832
Property, plant and equipment, net	33,486	169,666	84,805	1,470	289,427
Goodwill	1,483	497,123	127,750	300	626,656
Other assets	26,692	89,526	5,788	(83,837)	38,169

Total assets	$111,679	$963,204	$322,264	$(86,063)	$1,311,084

Current liabilities (including intercompany assets and liabilities)	$(653,702)	$736,258	$161,530	$(25,533)	$218,553
Long-term debt	487,301	327	3,007	—	490,635
Long-term liabilities	43,340	2,400	312	—	46,052
Minority interest	—	38,892	4,095	213	43,200
Stockholders’ equity	234,740	185,327	153,320	(60,743)	512,644

Total liabilities and stockholders’ equity	$111,679	$963,204	$322,264	$(86,063)	$1,311,084

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended June 30, 2003
Net revenue	$89	$170,386	$77,640	$(1,054)	$247,061
Total operating costs and expenses	9,995	129,085	61,206	(1,054)	199,232

Income (loss) from operations	(9,906)	41,301	16,434	—	47,829
Interest expense, net	165	—	—	—	165
Minority interest	—	5,325	704	—	6,029
Provision (benefit) for income taxes	(3,827)	13,672	5,977	—	15,822

Net income (loss)	$(6,244)	$22,304	$9,753	$—	$25,813

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended June 30, 2004
Net revenue	$747	$241,216	$100,123	$(1,232)	$340,854
Total operating costs and expenses	15,845	188,368	77,158	(1,232)	280,139

Income (loss) from operations	(15,098)	52,848	22,965	—	60,715
Interest expense, net	5,765	—	—	—	5,765
Minority interest	—	7,434	256	—	7,690
Provision (benefit) for income taxes	(7,980)	17,371	8,686	—	18,077

Net income (loss)	$(12,883)	$28,043	$14,023	$—	$29,183

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2003
Net revenue	$89	$339,961	$151,208	$(2,054)	$489,204
Total operating costs and expenses	24,308	257,531	119,922	(2,054)	399,707

Income (loss) from operations	(24,219)	82,430	31,286	—	89,497
Interest expense, net	450	—	—	—	450
Minority interest	—	10,905	1,432	—	12,337
Provision (benefit) for income taxes	(9,372)	27,175	11,342	—	29,145

Net income (loss)	$(15,297)	$44,350	$18,512	$—	$47,565

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2004
Net revenue	$934	$428,870	$191,509	$(2,431)	$618,882
Total operating costs and expenses	26,151	329,491	148,249	(2,431)	501,460

Income (loss) from operations	(25,217)	99,379	43,260	—	117,422
Interest expense, net	6,730	—	—	—	6,730
Minority interest	—	14,020	884	—	14,904
Provision (benefit) for income taxes	(12,192)	32,550	16,160	—	36,518

Net income (loss)	$(19,755)	$52,809	$26,216	$—	$59,270

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(15,297)	$44,350	$18,512	$—	$47,565
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	59,497	(24,757)	(6,103)	(1,088)	27,549

Net cash provided by (used in) operating activities	44,200	19,593	12,409	(1,088)	75,114
Net cash (used in) provided by investing activities	(5,039)	(22,077)	(15,077)	1,404	(40,789)
Net cash provided by financing activities	10,660	—	—	—	10,660

Increase (decrease) in cash and cash equivalents	49,821	(2,484)	(2,668)	316	44,985
Cash and cash equivalents, at beginning of period	—	2,484	36,191	(316)	38,359

Cash and cash equivalents, at end of period	$49,821	$—	$33,523	$—	$83,344

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(19,755)	$52,809	$26,216	$—	$59,270
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(82,613)	43,692	17,415	43,415	21,909

Net cash provided by (used in) operating activities	(102,368)	96,501	43,631	43,415	81,179
Net cash (used in) provided by investing activities	(170,723)	(89,375)	(22,246)	1,268	(281,076)
Net cash provided by (used in) financing activities	252,934	(299)	(10,699)	(48,152)	193,784

(Decrease) increase in cash and cash equivalents	(20,157)	6,827	10,686	(3,469)	(6,113)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$9,473	$38,178	$(3,469)	$44,182

4. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Numerator:
Numerator for basic and diluted net income per share — net income	$25,813	$29,183	$47,565	$59,270
Denominator:
Denominator for basic net income per share — weighted-average shares	72,806	66,832	72,539	67,871
Effect of dilutive securities:
Stock options	2,091	2,395	1,983	2,354

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	74,897	69,227	74,522	70,225

Net income per share:
Basic	$0.35	$0.44	$0.66	$0.87

Diluted	$0.34	$0.42	$0.64	$0.84

5. Stockholders’ Equity

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

123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net income, as reported	$25,813	$29,183	$47,565	$59,270
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	283	26	344	57
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,276)	(2,155)	(4,763)	(4,542)

Pro forma net income	$23,820	$27,054	$43,146	$54,785

Net income per share:
Basic, as reported	$0.35	$0.44	$0.66	$0.87

Basic, pro forma	$0.33	$0.40	$0.59	$0.81

Diluted, as reported	$0.34	$0.42	$0.64	$0.84

Diluted, pro forma	$0.32	$0.39	$0.58	$0.78

     The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future periods.

Stock Split

     On April 27, 2004, we announced a three-for-two stock split in the form of a stock dividend distributed to shareholders of record as of May 7, 2004. On May 24, 2004 we issued one share for every two shares held by shareholders as of the record date. The par value of our common stock remained unchanged at $0.01.

Authorized Shares

     On June 9, 2004, our shareholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 90,000 to 150,000.

6. Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 incident. Additional suits were filed. As of June 30, 2004, we had settled all but four of these suits. The suits allege negligence, medical malpractice and product liability. Additional defendants were named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. We have denied the allegations and have filed cross-claims against the water system vendors. We intend to pursue these cross-claims vigorously. Management believes that Renal Care Group’s insurance should be adequate to cover these illnesses and does not anticipate a material adverse effect on our consolidated financial position or results of operations.

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

     We generally engage practicing board-certified or board-eligible nephrologists to serve as medical directors for our centers. Medical directors are responsible for the administration and monitoring of patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients in our dialysis centers. We pay medical director fees that are consistent with the fair market value of the required supervisory services. Our medical director agreements typically have a term of seven years with a three-year renewal option.

7. Defined Benefit Plan

     Effective January 29, 2003, we implemented a retirement benefit plan for our former Chairman, Chief Executive Officer and President. He died March 20, 2003. The plan provides that we will make 120 monthly payments of $54 each to our former Chairman’s beneficiary, beginning in April 2003. As a result, in the first quarter of 2003, we recorded a $5,350 charge included in general and administrative expenses representing the pre-tax net present value of these payments. As of June 30, 2004, we have accrued liabilities totaling $4,792 related to this defined benefit plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2004

     Net Revenue. Net revenue increased from $247.1 million for the three months ended June 30, 2003 to $340.9 million for the three months ended June 30, 2004, an increase of $93.8 million or 38.0%. This increase resulted primarily from a 35.3% increase in the number of treatments performed by Renal Care Group from 809,413 in the 2003 period to 1,095,250 in the 2004 period. This growth in treatments is the result of our acquisition of NNA and other dialysis facilities along with a 3.7% increase in same-market treatments for the 2004 period over the 2003 period. In addition, average net revenue per dialysis treatment increased 2.3% from $304 in 2003 to $311 in 2004. The increase in net revenue per treatment from 2003 is largely due to an increase in the utilization of certain ancillary drugs along with the impact of our annual price increase implemented in the fourth quarter of 2003. This increase was partially offset by lower revenue per treatment realized by the former NNA operations.

     As we transition NNA’s patients into our laboratory, we expect revenue per treatment to remain steady or improve in the remainder of 2004. Excluding any potential changes in ancillary drug utilization, we expect net revenue to remain between $310 and $315 per treatment for the remainder of 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $160.0 million for the three months ended June 30, 2003 to $229.8 million for the three months ended June 30, 2004, an increase of 43.7%. This increase was due principally to the increase in the number of treatments performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.8% in the 2003 period to 67.4% in the 2004 period. This increase is due to generally higher salary and benefit costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 6.1% from $198 in the 2003 period to $210 in the 2004 period. This increase was due to an increase in the utilization of certain ancillary drugs as well as the higher cost structure in the former NNA facilities.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $21.2 million for the three months ended June 30, 2003 to $27.3 million for the three months ended June 30, 2004, an increase of 29.0%. The increase in general and administrative expenses over the second quarter of 2003 is due to increased costs associated with the acquisitions that we closed in the first half of 2004. General and administrative expenses as a percentage of net revenue decreased from 8.6% in 2003 to 8.0% in 2004 as we leveraged our corporate functions over a larger base of revenue as a result of our acquisitions in 2004.

     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize the revenue. Management establishes these reserves based on its estimate of the net collectibility of accounts receivable while considering a variety of factors. These factors include, but are not limited to, analysis of revenues generated from payor sources, subsequent collection testing and regular reviews of detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s ongoing reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $6.5 million for the three months ended June 30, 2003 to $8.0 million for the three months ended June 30, 2004, an increase of $1.6 million, or 24.4%. This increase was principally the result of increases in our net revenue. The provision for doubtful accounts as a percentage of net revenue decreased from 2.6% in the 2003 period to 2.4% in the 2004 period. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to improvements in the Company’s historical collection results.

     Depreciation and Amortization. Depreciation and amortization increased from $11.6 million for the three months ended June 30, 2003 to $14.9 million for the three months ended June 30, 2004, an increase of 28.7%. This increase was due to increases in plant and equipment and separately identifiable intangible assets associated with our recent acquisitions, start-up of dialysis facilities, normal replacement costs of dialysis facilities and equipment, and purchases of information systems. Depreciation and amortization as a percentage of net revenue decreased from 4.7% in 2003 to 4.4% in 2004 principally as a result of NNA’s practice of leasing dialysis equipment under operating leases, which resulted in lower depreciation and amortization and higher patient care costs.

     Income from Operations. Income from operations increased from $47.8 million for the three months ended June 30, 2003 to $60.7 million for the three months ended June 30, 2004, an increase of 26.9%. Income from operations as a percentage of net revenue decreased from 19.4% in the 2003 period to 17.8% in the 2004 period principally as a result of the acquisition of NNA, which had generally lower margins than the Company as a result of its lower revenue per treatment and higher patient care costs and other factors discussed above.

     Interest Expense, Net. Interest expense increased from $165,000 for the three months ended June 30, 2003 to $5.8 million for the three months ended June 30, 2004. This increase was due to higher average borrowings outstanding during the quarter, as a result of additional borrowings associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our recent acquisitions and the assumption of NNA’s $160.0 million 9% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue decreased from 2.4% in the 2003 period to 2.3% in the 2004 period. The decrease in minority interest expense as a percentage of revenue occurred as our recent acquisitions diluted the percentage of our facilities that operate as joint ventures. As of June 30, 2004, we were the majority and controlling owner in 64 joint ventures.

     Provision for Income Taxes. Income tax expense increased from $15.8 million for the three months ended June 30, 2003 to $18.1 million for the three months ended June 30, 2004, an increase of $2.3 million or 14.3%. The increase is a result of higher pre-tax earnings described above. Our effective tax rate increased from 38.0% for the 2003 period to 38.3% for the 2004 period. The increase reflects a higher overall effective rate associated with the operations acquired from NNA.

     Net Income. Net income increased from $25.8 million for the three months ended June 30, 2003 to $29.2 million for the three months ended June 30, 2004, an increase of $3.4 million or 13.1%. The increase is a result of the items discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2004

     Net Revenue. Net revenue increased from $489.2 million for the six months ended June 30, 2003 to $618.9 million for the six months ended June 30, 2004, an increase of $129.7 million or 26.5%. This increase resulted primarily from a 22.7% increase in the number of treatments performed by Renal Care Group from 1,593,254 in the 2003 period to 1,955,499 in the 2004 period. This growth in treatments is the result of our acquisition of NNA and other dialysis facilities along with a 3.6% increase in same-market treatments for the 2004 period over the 2003 period. In addition, average net revenue per dialysis treatment increased 3.3% from $306 in 2003 to $316 in 2004. The increase in net revenue per treatment is largely due to an increase in the utilization of certain ancillary drugs, the impact of our annual price increase implemented in the fourth quarter of 2003 and the favorable resolution of several contractual issues with payors during the first quarter 2004. This increase was partially offset by lower revenue per treatment realized by the former NNA operations.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $317.5 million for the six months ended June 30, 2003 to $409.2 million for the six months ended June 30, 2004, an increase of 28.9%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.9% in 2003 to 66.1% in 2004. This increase is due to generally higher salary and benefit costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 5.0% from $199 in 2003 to $209 in 2004. This increase was due to an increase in the utilization of certain ancillary drugs as well as the higher cost structure in the former NNA facilities.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $47.5 million for the six months ended June 30, 2003 to $50.0 million for the six months ended June 30, 2004, an increase of 5.4%. The increase in general and administrative expenses over the 2003 period is due to costs associated with acquisitions that closed in the first half of 2004. This increase was partially offset by a $5.4 million charge related to a supplemental retirement benefit plan for the Company’s former chairman, chief executive and president that we recorded in the first quarter of 2003. General and administrative expenses as a percentage of net revenue decreased from 9.7% in 2003 to 8.1% in 2004. This decrease was the result of leveraging our corporate functions over a larger base of revenue as well as the absence of the retirement charge in the 2004 period.

     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period in which the revenue is recognized. Management establishes these reserves based on its estimates of the net collectibility of accounts receivable while considering a variety of factors. These factors include, but are not limited to, analysis of revenues generated from payor sources, subsequent collection testing and regular reviews of detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s ongoing reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $12.9 million for the six months ended June 30, 2003 to $15.2 million for the six months ended June 30, 2004, an increase of $2.3 million, or 17.7%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.6% in 2003 to 2.4% in 2004. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to improvements in the Company’s historical collection results.

     Depreciation and Amortization. Depreciation and amortization increased from $21.9 million for the six months ended June 30, 2003 to $27.1 million for the six months ended June 30, 2004, an increase of $5.2 million, or 23.7%. This net increase was due to increases in plant and equipment and separately identifiable assets associated with our recent acquisitions, start-up of dialysis facilities, normal replacement costs of dialysis facilities and equipment, and purchases of information systems. Depreciation and amortization as a percentage of net revenue decreased from 4.5% in 2003 to 4.4% in 2004.

     Income from Operations. Income from operations increased from $89.5 million for the six months ended June 30, 2003 to $117.4 million for the six months ended June 30, 2004, an increase of $27.9 million, or 31.2%. Income from operations as a percentage of net revenue increased from 18.3% in the 2003 period to 19.0% in the 2004 period as a result of the factors discussed above.

     Interest Expense, Net. Interest expense increased from $450,000 for the six months ended June 30, 2003 to $6.7 million for the six months ended June 30, 2004. The increase was the result of higher average borrowings in 2004, as a result of additional borrowings associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our recent acquisitions and the assumption of NNA’s $160.0 million 9% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue decreased from 2.5% in the 2003 period to 2.4% in the 2004 period. The decrease in minority interest expense as a percentage of revenue occurred as our recent acquisitions diluted the percentage of our facilities that operate as joint ventures. As of June 30, 2004, we were the majority and controlling owner in 64 joint ventures.

     Provision for Income Taxes. Income tax expense increased from $29.1 million for the six months ended June 30, 2003 to $36.5 million for the six months ended June 30, 2004, an increase of $7.4 million or 25.3%. The increase is a result of higher pre-tax earnings described above. The Company’s effective tax rate increased from 38.0% for the 2003 period to 38.1% for the 2004 period. The increase reflects a higher overall effective rate associated with the operations acquired from NNA.

     Net Income. Net income increased from $47.6 million for the six months ended June 30, 2003 to $59.3 million for the six months ended June 30, 2004, an increase of $11.7 million or 24.6%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At June 30, 2004, our working capital was $138.3 million, cash and cash equivalents were $44.2 million, and our current ratio was approximately 1.6 to 1.0.

     Net cash provided by operating activities was $81.2 million for the six months ended June 30, 2004. Cash provided by operating activities consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $281.1 million for the six months ended June 30, 2004. Net cash used in investing activities consisted primarily of $230.7 million of cash paid for acquisitions, net of cash acquired, as well as $45.0 million of purchases of property and equipment. Net cash provided by financing activities was $193.8 million for the six months ended June 30, 2004. Net cash provided by financing activities primarily reflects proceeds from the issuance of long-term debt of $325.0 million, net proceeds of $12.8 million from the issuance of common stock, offset by $137.8 million in repurchases of our common stock.

     As of December 31, 2003, we had two credit agreements with a group of banks totaling $150.0 million. On February 10, 2004, we entered into a new credit agreement (the 2004 Agreement) with a group of banks totaling up to $700.0 million. The 2004 Agreement replaced both of our prior facilities. The 2004 agreement has a $150.0 million revolving credit facility, a $325.0 million term loan facility and a $225.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. The revolving credit facility and the $325.0 million term loan facility have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of June 30, 2004, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility which was fully funded at closing of the 2004 Agreement. At June 30, 2004, our outstanding indebtedness was $511.5 million, including a remaining balance of $320.9 million under the term loan facility, $184.6 million of senior subordinated notes assumed in the NNA transaction and $5.9 million of other indebtedness, primarily capital leases.

     The senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9% per annum on the face amount that was $160.0 million at the date of acquisition. As of June 30, 2004 these notes have a remaining face value of $159.7 million and are recorded at their fair value of $184.6 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003 and we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

     Borrowings under the 2004 Agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk and we will face higher interest costs on this debt if interest rates rise.

     On June 3, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150.0 million of our term loan. These interest rate swap agreements became effective on June 30, 2004. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150.0 million notional principal amount through March 30, 2007. The notional amount of $150.0 million and the interest rate of 3.5% plus an additional spread based on the Company’s leverage ratio are fixed in the agreements. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, changes in the fair value of the agreement will be directly recorded in comprehensive income. The interest payments under this agreement are settled on a net basis each calendar quarter.

     As a result of our indebtedness, we will incur substantial interest expense in and after 2004. Based on our outstanding indebtedness of $486.5 million, excluding the unamortized fair value premium of $24.9 million on the Notes, the aggregate maturities of our borrowings are as follows: 2004 - $14.0 million; 2005 - $22.3 million; 2006 - $30.5 million; 2007 - $56.9 million; 2008 - $156.4 million; and thereafter - $206.4 million.

     A significant component of our growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that we will be able to identify suitable acquisition candidates or to close acquisitions on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under our credit facility, will be sufficient to meet our acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, we may need to incur additional short and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that we will be able to secure additional financing, if required, on acceptable terms.

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

     Management, from time to time, determines the appropriateness of repurchasing common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 150,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 4.3 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003, we repurchased 5.5 million shares of common stock for $140.5 million. In the first half of 2004, we repurchased 4.6 million shares for $137.8 million. Through June 30, 2004, we had repurchased an aggregate of 14.5 million shares under the plan, for a total of approximately $372.2 million.

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

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 50% of our net revenue for 2002, 49% of our net revenue for 2003, and 49% of our net revenue for the six months ended June 30, 2004 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO. We also estimate that approximately 7% of our net revenue for 2002, 6% of our net revenue for 2003 and 4% of our net revenue for the six months ended June 30, 2004 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Congress stated that these changes are not intended to reduce overall reimbursement to dialysis providers. CMS recently issued proposed regulations to implement these changes. These proposed regulations provide that we will be reimbursed for separately billable drugs at a 3% discount from the average sale price and that the composite rate will be increased by 11.3%. These proposed regulations also include a case-mix adjustment and a geographic adjustment to the composite rate as well as a buget-neutrality adjustment. If these regulations become effective as proposed, management believes they will result in a net reduction of $0.03 per share in diluted net income in 2005.

If states lower Medicaid reimbursement, then we would be less profitable.

     The Medicaid programs in some of the states in which we operate have formerly reimbursed us, or currently reimburse us, at rates higher than those paid by Medicare. Some of these programs, like Washington’s, Wisconsin’s, and New Mexico’s have approved reductions in reimbursement. Other programs have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement, other than those already approved, might occur and what their precise effect will be.

If reimbursement for EPO decreases, then we could be less profitable.

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 23% of our net revenue for 2002, 24% of our net revenue for 2003 and 27% of our net revenue for the six months ended June 30, 2004. Most of our payments for EPO come from government programs. For the six months ended June 30, 2004, Medicare and Medicaid reimbursement represented approximately 53% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our revenue and earnings. As discussed above, Congress has mandated a change in the way we will be reimbursed for EPO, and CMS has proposed regulations to implement the change. This change and others in the proposed regulations could, as discussed above, adversely affect our net income in 2005.

If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.

     EPO is produced by a single manufacturer, Amgen, Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase adversely affected our earnings in 2003 and changes in the rebate structure under our current contract with Amgen may adversely affect our earnings in 2004. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

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

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 43% of our net revenue for 2002, 45% of our net revenue for 2003, and 47% of our net revenue for the six months ended June 30, 2004 was derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but lower than those paid by private insurers. In addition, we have been able to implement annual price increases for private insurers and managed care organizations that we have not been able to implement for federal programs. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies will likely be more limited over the next several years than it has been in the recent past. We have recently experienced reductions in reimbursement from two commercial insurers, and management believes that the reductions in reimbursement by these two commercial insurers along with pricing pressure from other commercial insurers and managed care organizations will likely adversely impact our revenue per treatment and earnings per share in 2004. Any of the following events could have a material adverse effect on our revenue and earnings:

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

     A number of our medical director agreements will expire over the next three years, unless they are renewed or renegotiated. We did not renew or renegotiate a small number of our medical director agreements that expired in 2003, and we may not be able to renew or renegotiate expiring medical director agreements successfully, or we may not be able to enforce the non-competition provisions of some of our medical director or other agreements. Any of these factors could result in a loss of patients, since dialysis patients are typically treated at a center where their physician or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

If our business is alleged or found to violate heath care or other applicable laws, our revenue and earnings could decrease.

     We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

•	rules regarding the collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

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

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. Another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri, and Gambro recently announced that it had reached an agreement in principle to settle matters related to that investigation and to pay approximately $355.0 million in connection with the settlement. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our business, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, we believe the four largest providers of outpatient dialysis services now own approximately 66% of the outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We believe this competition has intensified in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

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

     As of June 30, 2004, we had total consolidated debt of approximately $511.5 million, including a $24.9 million fair value premium on the 9% senior subordinated notes, and cash of approximately $44.2 million. Also, subject to limitations, including those included in our credit facility and those contained included in the indenture for the 9% senior subordinated notes we assumed in the NNA acquisition, we are not and will not be prohibited from incurring additional debt.

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

     If for any reason we are unable to meet our debt obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under our credit facility could elect to declare all amounts outstanding under the credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds under our credit facility. In addition, if such a default were to occur, the 9% senior subordinated notes would become immediately due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay the money we owe to banks and other debt holders.

If a change of control occurs, we may have to spend a substantial amount of cash or incur additional indebtedness to satisfy our obligation to repurchase the notes we assumed in the NNA acquisition from holders who choose to tender their notes pursuant to certain procedures in the indenture.

     Upon specified change of control events the holders of the 9% senior subordinated notes we assumed in the NNA acquisition have the right to require us to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of the notes they hold at an offer price in cash equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest thereon, if any, to the date of purchase. When a change of control occurs, we may not be able to pay the purchase price for all of the notes tendered for repurchase. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the 9% senior subordinated notes, which in turn would constitute a default under our credit facility. In addition, the terms of our credit facility restrict our ability to purchase the 9% senior subordinated notes. Future credit agreements or other agreements relating to debt may contain similar or more restrictive provisions. We may not be able to secure the consent of our lenders to repurchase the 9% senior subordinated notes or refinance the borrowings that prohibit us from repurchasing the notes. If we do not obtain a consent or repay the borrowings, we could not repurchase the notes.

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

     The indenture governing our 9% senior subordinated notes and our credit facility contain numerous financial and operating covenants that limit our ability to engage in activities such as:

•	incurring additional debt;

•	acquiring and developing new dialysis centers;

•	making investments;

•	creating liens;

•	creating restrictions on the ability of our subsidiaries to pay dividends or other amounts to us;

•	disposing of assets;

•	paying dividends on our capital stock;

•	repurchasing our capital stock;

•	engaging in transactions with our affiliates; or

•	consolidating, merging or selling all or substantially all of our assets.

Our credit facility also requires us to comply with financial covenants including a net worth test, a leverage ratio test and a fixed charge coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our credit facility or our inability to comply with the required financial covenants could result in an event of default, which would allow the lenders under our credit facility to declare all borrowings outstanding to be due and payable, which would, in turn, trigger an event of default under the indenture governing our 9% senior subordinated notes. In addition, our lenders could require us to apply all of our available cash to repay our borrowings or they could prevent us from making debt service payments on our 9% senior subordinated notes. If the amounts outstanding under our credit facility or these notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full the money we owe the banks and our other debt holders.

     The large amount of our outstanding debt and the limitations our credit facility impose on us could have adverse consequences, including:

•	we will have to use much of our cash flow for scheduled debt service rather than for operations, future business opportunities or other purposes, such as funding working capital and capital expenditures;

•	we may not be able to increase our borrowings under our credit facility or obtain other debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

•	we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;

•	it may be difficult for us to satisfy our obligations under our 9% senior subordinated notes;

•	our vulnerability to general adverse economic and industry conditions could be increased; and

•	we could be at a competitive disadvantage to competitors with less debt.

If we fail to integrate acquired companies, then we will be less profitable.

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired NNA, Midwest Kidney Centers, and a dialysis program in Des Moines, Iowa, and we intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We face these challenges particularly in larger acquisitions like the acquisition of NNA. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $27.55 per share to a high closing price of $34.29 per share during the six months ended June 30, 2004. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

     We believe it is important to communicate our expectations to our investors. There may, however, be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in or incorporated by reference into this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to “incorporate by reference” the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this quarterly report on Form 10-Q and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

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

Outstanding debt

     As of June 30, 2004, we had outstanding debt of $511.5 million, including a $24.9 million fair value premium on the 9% senior subordinated notes. This debt consisted of $320.9 million outstanding under the term facility in our 2004 credit agreement, $184.6 million of indebtedness relating to the 9% senior subordinated notes due 2011 and approximately $5.9 million outstanding under various capital leases and notes payable. Borrowings of $170.9 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of June 30, 2004, was 2.7%. We expect this rate to rise in the future as the swap agreements take effect in the third quarter of 2004 and if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9% on the outstanding $159.7 million face amount of the notes. The unamortized $24.9 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of June 30, 2004 was 6.4%. At June 30, 2004, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the June 30, 2004 borrowing levels and excluding the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $787,000 for the three months ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a) Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report Renal Care Group maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

     (b) There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely materially to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended June 30, 2004, we purchased shares of our common stock as part of a publicly announced program as follows:

			Number of
			Shares
			Purchased as	Approximate
			Part of	Dollar Value of
			Publicly	Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2004 to April 30, 2004	72,000	$30.65	72,000	$77,750,722
May 1, 2004 to May 31, 2004	—	—	—	$77,750,722
June 1, 2004 to June 30, 2004	—	—	—	$77,750,722

Total	72,000	$30.65	72,000

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

The Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock from 90,000,000 to 150,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2004, the Company held its annual meeting of shareholders in Nashville, Tennessee for the following purposes and with the following results:

1.	To elect Joseph C. Hutts, Harry R. Jacobson, M.D. and Thomas A. Lowery, M.D. as Class II Directors, each to serve for a term of three years and until his successor is elected:

	FOR	ABSTAIN
Election of Joseph C. Hutts	30,920,029	2,007,007
Election of Harry R. Jacobson, M.D	30,660,310	2,266,726
Election of Thomas A. Lowery, M.D.	31,831,868	1,095,168

Directors whose terms continued following the meeting but who were not subject to election at the meeting are: Gary A. Brukardt, Peter J. Grua, William P. Johnston, William V. Lapham, Stephen D. McMurray, M.D. and C. Thomas Smith.

2.	To approve the Renal Care Group, Inc. 2004 Stock and Incentive Compensation Plan (the “2004 Incentive Plan”):

FOR	AGAINST	ABSTAIN
16,805,820	12,183,672	63,391

3.	To approve an amendment to the Renal Care Group, Inc. 1996 Stock Option Plan for Outside Directors (the “Directors Plan”) to allow the grant of options to directors who are medical directors and the Chairman or Vice Chairman of the board of directors, if such director is not also an employee of the company:

FOR	AGAINST	ABSTAIN
24,277,424	4,710,600	64,859

4.	To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of $0.01 par value common stock from 90,000,000 shares to 150,000,000 shares:

FOR	AGAINST	ABSTAIN
29,601,143	3,273,371	52,522

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document. It is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b)	Reports on Form 8-K

Form 8-K filed April 16, 2004
Form 8-K filed April 19, 2004
Form 8-K/A filed April 19, 2004
Form 8-K filed April 28, 2004
Form 8-K filed April 30, 2004
Form 8-K/A filed May 7, 2004
Form 8-K filed June 9, 2004
Form 8-K/A filed June 9, 2004

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

August 9, 2004	BY: /s/ David M. Dill
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

* In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document. It is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.