Form 10-Q
period 2004-09-30
RENAL CARE GROUP INC
filed 2004-10-29
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2004

Common Stock, $.01 par value	67,364,607

RENAL CARE GROUP, INC.

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	September 30,
	2003	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,295	$41,953
Accounts receivable, net	173,679	253,157
Inventories	26,345	23,798
Prepaid expenses and other current assets	28,050	25,861
Income tax receivable	1,910	8,183
Deferred income taxes	11,825	24,715

Total current assets	292,104	377,667
Property, plant and equipment, net	224,397	302,704
Intangible assets, net	14,046	32,211
Goodwill	286,578	667,725
Other assets	2,748	9,172

Total assets	$819,873	$1,389,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$123,206	$139,147
Due to third-party payors	46,049	77,779
Current portion of long-term debt	182	22,614

Total current liabilities	169,437	239,540
Long-term debt, net of current portion	2,652	493,921
Deferred income taxes	38,390	41,443
Other long-term liabilities	5,898	15,916
Minority interest	32,651	49,586

Total liabilities	249,028	840,406

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 and 150,000 shares authorized, 80,465 and 81,888 shares issued at December 31, 2003 and September 30, 2004, respectively	805	820
Treasury stock, 9,961 and 14,514 shares of common stock at December 31, 2003 and September 30, 2004, respectively	(234,404)	(372,249)
Additional paid-in capital	374,414	401,779
Retained earnings	430,030	519,768
Accumulated comprehensive loss, net of tax	—	(1,045)

Total stockholders’ equity	570,845	549,073

Total liabilities and stockholders’ equity	$819,873	$1,389,479

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net revenue	$253,835	$356,111	$743,039	$974,993
Operating costs and expenses:
Patient care costs	164,962	239,400	482,437	648,621
General and administrative expenses	21,225	26,336	68,700	76,353
Provision for doubtful accounts	6,556	8,464	19,436	23,623
Depreciation and amortization	11,365	15,344	33,242	42,407

Total operating costs and expenses	204,108	289,544	603,815	791,004

Income from operations	49,727	66,567	139,224	183,989
Interest expense, net	76	6,869	526	13,599

Income before minority interest and income taxes	49,651	59,698	138,698	170,390
Minority interest	6,837	10,158	19,174	25,062

Income before income taxes	42,814	49,540	119,524	145,328
Provision for income taxes	16,269	19,072	45,414	55,590

Net income	$26,545	$30,468	$74,110	$89,738

Net income per share:
Basic	$0.36	$0.45	$1.02	$1.33

Diluted	$0.35	$0.44	$0.99	$1.28

Weighted average shares outstanding:
Basic	73,533	67,095	72,870	67,612

Diluted	75,626	69,339	74,889	69,930

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$74,110	$89,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,242	42,407
Loss on disposal of property and equipment	443	624
Income applicable to minority interest	19,174	25,062
Distributions to minority shareholders	(16,819)	(11,409)
Deferred income taxes	7,950	10,734
Changes in operating assets and liabilities, net of effects from acquisitions	30,163	(21,062)

Net cash provided by operating activities	148,263	136,094
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(14,154)	(274,644)
Purchases of property and equipment, net	(44,043)	(66,463)
Change in other assets	(1,968)	(7,185)

Net cash used in investing activities	(60,165)	(348,292)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	325,000
Payments on long-term debt	—	(8,125)
Net (payments) borrowings under line of credit and capital leases	(7,208)	7,027
Net proceeds from issuance of common stock	37,121	17,799
Repurchase of treasury shares	(35,242)	(137,845)

Net cash (used in) provided by financing activities	(5,329)	203,856

Increase (decrease) in cash and cash equivalents	82,769	(8,342)
Cash and cash equivalents at beginning of period	38,359	50,295

Cash and cash equivalents at end of period	$121,128	$41,953

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2004
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. (the Company) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of September 30, 2004, the Company provided dialysis and ancillary services to over 29,300 patients through more than 410 owned outpatient dialysis centers in 32 states, in addition to providing acute dialysis services at more than 200 hospitals.

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

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the nine months ended September 30, 2003 and 2004, approximately 55% and 53%, respectively, of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2003 or 2004. Congress has approved an increase of 1.6% in the Medicare ESRD composite rate for 2005, as well as changes in the way we are paid for separately billable drugs.

     The Medicare Modernization Act of 2003 provides that dialysis providers will be reimbursed for separately billable drugs, including EPO, at the drugs’ average acquisition cost and that the composite rate will be increased by an amount equal to the providers’ lost profit on those separately billable drugs. Congress stated that it intended these changes to be budget neutral. On July 27, 2004 CMS issued proposed regulations to implement these changes, which propose that we will be reimbursed for separately billable drugs at a 3% discount from the average sale price and that the composite rate be increased by 11.3%. These proposed regulations also include a case-mix adjustment and a geographic adjustment to the composite rate as well as a related budget neutrality adjustment. If the proposed regulations become effective, management believes they will result in a net reduction of approximately $0.03 per share in diluted net income for 2005.

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

     Renal Care Group derives a significant portion of its net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen Inc. EPO is used to treat anemia, a medical complication frequently experienced by dialysis patients. The Company administers EPO to most of its patients. Net revenue from the administration of EPO was 24% and 27% of the net revenue of the Company for the nine months ended September 30, 2003 and 2004, respectively.

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

2. Business Acquisitions

2004 Acquisitions

     During the first nine months of 2004, we completed seven acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $274,644. Our largest acquisition was the purchase of National Nephrology Associates, Inc. (NNA) on April 2, 2004. The purchase price of NNA consisted of a net cash payment of approximately $163,000 and an assumption of all of NNA’s outstanding debt, including its $160,000, 9% senior subordinated notes. NNA provided dialysis services to approximately 5,600 patients and operated 87 outpatient dialysis facilities in 15 states, as well as providing acute dialysis services to approximately 55 hospitals.

     Each of the seven transactions involved the acquisition of one or more entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened existing market share within a specific geographic area or provided an entrance into a new market. We began recording the results of operations for each of these acquired businesses at the effective dates of the respective transactions.

     The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the seven acquisitions completed during the first nine months of 2004:

Accounts receivable, net	$45,410
Inventory and other current assets	23,584
Property, plant and equipment, net	50,543
Intangible assets	19,525
Goodwill	381,147
Other assets	19,324

Total assets acquired	539,533
Total liabilities assumed	264,889

Net assets acquired	$274,644

     Some of the estimated fair values of assets and liabilities are preliminary and may be adjusted. Items that may be adjusted include items such as deferred tax assets and liabilities, workers compensation and medical malpractice accruals, and valuation of certain assets as a result of independent appraisals. Intangible assets primarily represent the value assigned to contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. Related amounts will be amortized over the lives of the contracts, which generally range from five to fifteen years. The Company recorded estimated employee severance costs of $1,000 and estimated contract termination costs of $1,500 associated with the NNA acquisition. As of September 30, 2004 $714 remains outstanding pending the employee terminations and the full amount remains outstanding for the resolution of contractual matters.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Pro forma net revenue	$333,430	$358,439	$972,501	$1,057,472

Pro forma net income	$29,468	$30,647	$81,105	$92,600

Pro forma net income per share:
Basic	$0.40	$0.46	$1.11	$1.37

Diluted	$0.39	$0.44	$1.08	$1.32

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the periods presented.

3. Long-Term Debt

     Long-term debt consisted of the following as of December 31, 2003 and September 30, 2004:

	December 31,	September 30,
	2003	2004
Term loan facility, bearing interest at 4.1% at September 30, 2004	$—	$316,875
9% senior subordinated notes	—	159,685
Other	2,834	15,692

Total indebtedness, excluding fair value premium	2,834	492,252
Add: 9% senior subordinated notes fair value premium	—	24,283

Total long-term debt	2,834	516,535
Less: current portion	182	22,614

	$2,652	$493,921

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

9% Senior Subordinated Notes

     With our acquisition of NNA, we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes (the Notes), due 2011. We recorded the Notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the Notes and the face amount on the date of acquisition. Accordingly, the Notes were recorded at the estimated fair value of $185,600. As of September 30, 2004, the outstanding balance of the Notes was $183,968.

     The Notes bear interest at the rate of 9% per annum on the face amount. The fair value premium is being recognized over the life of the Notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the Notes as of September 30, 2004 was 6.4%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

Interest Rate Swap

     Effective June 30, 2004, the Company entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. The interest payments are subject to adjustment based on our leverage ratio. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we will record changes in the fair value of the agreement directly in comprehensive income. As of September 30, 2004, the notional amount of the swap agreements was $150,000 and its fair value was a $1,700 liability, resulting in a comprehensive loss during the third quarter of 2004 of $1,045 (net of related taxes).

Maturities of Long-Term Debt

     The aggregate maturities of long-term debt, excluding the fair value premium, at September 30, 2004 are as follows:

2004	$19,755
2005	22,344
2006	30,469
2007	56,875
2008	156,406
Thereafter	206,403

$492,252

Guarantor Information

     Our wholly-owned subsidiaries have guaranteed the Notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the three months and nine months ended September 30, 2004 and 2003. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors, the combined non-guarantor subsidiaries and consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.

Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2003
Cash and cash equivalents	$20,157	$2,646	$27,492	$—	$50,295
Accounts receivable, net	—	117,209	56,470	—	173,679
Other current assets	35,329	21,467	11,334	—	68,130

Total current assets	55,486	141,322	95,296	—	292,104
Property, plant and equipment, net	27,841	123,894	69,924	2,738	224,397
Goodwill	1,483	187,848	96,947	300	286,578
Other assets	10,637	25,926	5,940	(25,709)	16,794

Total assets	$95,447	$478,990	$268,107	$(22,671)	$819,873

Current liabilities (including intercompany assets and liabilities)	$(261,412)	$315,138	$126,004	$(10,293)	$169,437
Long-term debt	—	—	2,652	—	2,652
Long-term liabilities	42,951	1,243	94	—	44,288
Minority interest	—	30,091	2,347	213	32,651
Stockholders’ equity	313,908	132,518	137,010	(12,591)	570,845

Total liabilities and stockholders’ equity	$95,447	$478,990	$268,107	$(22,671)	$819,873

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of September 30, 2004
Cash and cash equivalents	$—	$—	$55,113	$(13,160)	$41,953
Accounts receivable, net	—	185,296	67,861	—	253,157
Other current assets	48,091	24,904	9,562	—	82,557

Total current assets	48,091	210,200	132,536	(13,160)	377,667
Property, plant and equipment, net	30,740	181,324	89,352	1,288	302,704
Goodwill	1,483	527,902	138,040	300	667,725
Other assets	12,103	96,222	7,114	(74,056)	41,383

Total assets	$92,417	$1,015,648	$367,042	$(85,628)	$1,389,479

Current liabilities (including intercompany assets and liabilities)	$(684,437)	$759,918	$189,442	$(25,383)	$239,540
Long-term debt	490,905	151	2,865	—	493,921
Long-term liabilities	54,814	2,184	361	—	57,359
Minority interest	—	44,393	4,980	213	49,586
Stockholders’ equity	231,135	209,002	169,394	(60,458)	549,073

Total liabilities and stockholders’ equity	$92,417	$1,015,648	$367,042	$(85,628)	$1,389,479

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended September 30, 2003
Net revenue	$185	$171,750	$83,022	$(1,122)	$253,835
Total operating costs and expenses	9,549	131,019	64,662	(1,122)	204,108

Income (loss) from operations	(9,364)	40,731	18,360	—	49,727
Interest expense, net	76	—	—	—	76
Minority interest	—	7,337	(500)	—	6,837
Provision (benefit) for income taxes	(3,585)	12,690	7,164	—	16,269

Net income (loss)	$(5,855)	$20,704	$11,696	$—	$26,545

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended September 30, 2004
Net revenue	$1,718	$245,757	$110,181	$(1,545)	$356,111
Total operating costs and expenses	12,402	198,053	80,634	(1,545)	289,544

Income (loss) from operations	(10,684)	47,704	29,547	—	66,567
Interest expense (income), net	6,850	(92)	111	—	6,869
Minority interest	—	9,300	858	—	10,158
Provision (benefit) for income taxes	(6,750)	14,821	11,001	—	19,072

Net income (loss)	$(10,784)	$23,675	$17,577	$—	$30,468

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2003
Net revenue	$275	$511,734	$234,206	$(3,176)	$743,039
Total operating costs and expenses	33,862	388,573	184,556	(3,176)	603,815

Income (loss) from operations	(33,587)	123,161	49,650	—	139,224
Interest expense, net	526	—	—	—	526
Minority interest	—	18,242	932	—	19,174
Provision (benefit) for income taxes	(12,961)	39,865	18,510	—	45,414

Net income (loss)	$(21,152)	$65,054	$30,208	$—	$74,110

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2004
Net revenue	$2,652	$674,627	$301,690	$(3,976)	$974,993
Total operating costs and expenses	38,553	527,544	228,883	(3,976)	791,004

Income (loss) from operations	(35,901)	147,083	72,807	—	183,989
Interest expense (income), net	13,580	(92)	111	—	13,599
Minority interest	—	23,320	1,742	—	25,062
Provision (benefit) for income taxes	(18,942)	47,371	27,161	—	55,590

Net income (loss)	$(30,539)	$76,484	$43,793	$—	$89,738

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(21,152)	$65,054	$30,208	$—	$74,110
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	116,604	(34,952)	(7,905)	406	74,153

Net cash provided by operating activities	95,452	30,102	22,303	406	148,263
Net cash used in investing activities	(5,974)	(30,748)	(23,353)	(90)	(60,165)
Net cash (used in) provided by financing activities	(5,330)	103	(102)	—	(5,329)

Increase (decrease) in cash and cash equivalents	84,148	(543)	(1,152)	316	82,769
Cash and cash equivalents, at beginning of period	—	2,484	36,191	(316)	38,359

Cash and cash equivalents, at end of period	$84,148	$1,941	$35,039	$—	$121,128

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	$(30,539)	$76,484	$43,793	$—	$89,738
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(87,188)	74,728	26,476	32,340	46,356

Net cash provided by (used in) operating activities	(117,727)	151,212	70,269	32,340	136,094
Net cash (used in) provided by investing activities	(167,259)	(153,167)	(30,233)	2,367	(348,292)
Net cash provided by (used in) financing activities	264,829	(691)	(12,415)	(47,867)	203,856

(Decrease) increase in cash and cash equivalents	(20,157)	(2,646)	27,621	(13,160)	(8,342)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$—	$55,113	$(13,160)	$41,953

4. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Nine months Ended
	September 30		September 30
	2003	2004	2003	2004
Numerator:
Numerator for basic and diluted net income per share — net income	$26,545	$30,468	$74,110	$89,738
Denominator:
Denominator for basic net income per share — weighted-average shares	73,533	67,095	72,870	67,612
Effect of dilutive securities:
Stock options	2,093	2,244	2,019	2,318

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	75,626	69,339	74,889	69,930

Net income per share:
Basic	$0.36	$0.45	$1.02	$1.33

Diluted	$0.35	$0.44	$0.99	$1.28

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

     The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net income, as reported	$26,545	$30,468	$74,110	$89,738
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	40	131	384	188
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,223)	(2,889)	(6,986)	(7,431)

Pro forma net income	$24,362	$27,710	$67,508	$82,495

Net income per share:
Basic, as reported	$0.36	$0.45	$1.02	$1.33

Basic, pro forma	$0.33	$0.41	$0.93	$1.22

Diluted, as reported	$0.35	$0.44	$0.99	$1.28

Diluted, pro forma	$0.32	$0.40	$0.90	$1.18

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

6. Contingencies

     On August 30, 2000, 19 patients were hospitalized and one patient died shortly after becoming ill while receiving treatment at one of our dialysis centers in Youngstown, Ohio. One of the 19 hospitalized patients also died some time later. In March 2001, one of the affected patients sued the Company in Mahoning County, Ohio for injuries related to the August 30, 2000 incident. Additional suits were filed. As of September 30, 2004, we had settled all of these suits. Additional defendants were named in each of the suits. Additional defendants in some of the suits include the water system vendors who installed and maintained the water system in the dialysis center. We filed cross-claims against the water system vendors, and these cross-claims remain outstanding against one of the water system vendors. We intend to pursue these cross-claims vigorously.

     We are involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, management believes these matters will be resolved without material adverse effect on Renal Care Group’s consolidated financial position or results of operations.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Other than this subpoena, we are not aware of any pending or threatened investigations involving allegations of potential noncompliance with applicable laws or regulations. While no regulatory inquiries have been made other than the subpoena we received on October 25, 2004, compliance with such laws and regulations can be subject to future government review and interpretation, and non-compliance or alleged non-compliance could result in significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

7. Defined Benefit Plan

     Effective January 29, 2003, we implemented a retirement benefit plan for our former Chairman, Chief Executive Officer and President. He died March 20, 2003. The plan provides that we will make 120 monthly payments of $54 each to our former Chairman’s beneficiary, beginning in April 2003. As a result, in the first quarter of 2003, we recorded a $5,350 charge included in general and administrative expenses representing the pre-tax net present value of these payments. As of September 30, 2004, we have accrued liabilities totaling $4,677 related to this defined benefit plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2004

     Net Revenue. Net revenue increased from $253.8 million for the three months ended September 30, 2003 to $356.1 million for the three months ended September 30, 2004, an increase of $102.3 million, or 40.3%. This increase resulted primarily from a 36.8% increase in the number of treatments that we performed from 822,551 in the 2003 period to 1,125,021 in the 2004 period. This growth in treatments is the result of our acquisition of NNA and other dialysis facilities along with a 3.2% increase in same-market treatments for the 2004 period over the 2003 period. In addition, average patient revenue per treatment increased 1.9% from $308 in 2003 to $314 in 2004. The increase in patient revenue per treatment from 2003 is largely due to the impact of our annual price increase implemented in the fourth quarter of 2003 along with an increase in the utilization of certain ancillary drugs, primarily EPO. This increase was partially offset by lower revenue per treatment realized in the former NNA operations.

     As we transition NNA’s patients into our laboratory, we expect revenue per treatment to remain steady or improve in the remainder of 2004. Excluding any potential changes in ancillary drug utilization, we expect net revenue to remain between $310 and $315 per treatment for the remainder of 2004.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $165.0 million for the three months ended September 30, 2003 to $239.4 million for the three months ended September 30, 2004, an increase of 45.1%. This increase was due principally to the increase in the number of treatments we performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 65.0% in the 2003 period to 67.2% in the 2004 period. This increase is due to generally higher salary and benefit costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 6.0% from $201 in the 2003 period to $213 in the 2004 period. This increase was due to an increase in the utilization of certain ancillary drugs as well as the higher cost structure in the former NNA facilities.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $21.2 million for the three months ended September 30, 2003 to $26.3 million for the three months ended September 30, 2004, an increase of 24.1%. The increase in general and administrative expenses over the third quarter of 2003 is due to increased costs associated with the acquisitions that we closed in the first nine months of 2004. General and administrative expenses as a percentage of net revenue decreased from 8.4% in 2003 to 7.4% in 2004 as we leveraged our corporate functions over a larger base of revenue as a result of our acquisitions in 2004.

     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize the revenue. Management establishes these reserves based on its estimate of the net collectibility of the accounts receivable while considering a variety of factors. These factors include, but are not limited to, analysis of revenues generated from payor sources, subsequent collection testing and regular reviews of detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s ongoing reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $6.6 million for the three months ended September 30, 2003 to $8.5 million for the three months ended September 30, 2004, an increase of $1.9 million, or 29.1%. This increase was principally the result of increases in our net revenue. The provision for doubtful accounts as a percentage of net revenue decreased from 2.6% in the 2003 period to 2.4% in the 2004 period. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to improvements in the Company’s historical collection results.

     Depreciation and Amortization. Depreciation and amortization increased from $11.4 million for the three months ended September 30, 2003 to $15.3 million for the three months ended September 30, 2004, an increase of 35.0%.

This increase was due to increases in plant and equipment and separately identifiable intangible assets associated with our recent acquisitions, as well as start-up of dialysis facilities, normal replacement costs of dialysis facilities and equipment, and purchases of information systems. Depreciation and amortization as a percentage of net revenue decreased from 4.5% in 2003 to 4.3% in 2004 principally as a result of NNA’s practice of leasing dialysis equipment under operating leases, which resulted in lower depreciation and amortization and higher patient care costs.

     Income from Operations. Income from operations increased from $49.7 million for the three months ended September 30, 2003 to $66.6 million for the three months ended September 30, 2004, an increase of 33.9%. Income from operations as a percentage of net revenue decreased from 19.6% in the 2003 period to 18.7% in the 2004 period principally as a result of the acquisition of NNA, which had generally lower margins than the Company as a result of NNA’s lower revenue per treatment and higher patient care costs and other factors discussed above.

     Interest Expense, Net. Interest expense increased from $76,000 for the three months ended September 30, 2003 to $6.9 million for the three months ended September 30, 2004. This increase was due to higher average borrowings outstanding during the quarter, which were associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our recent acquisitions and the assumption of NNA’s $160.0 million 9% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased from 2.7% in the 2003 period to 2.9% in the 2004 period. The change in minority interest expense as a percentage of revenue occurred as our recent acquisitions increased the percentage of our facilities that operate as joint ventures. As of September 30, 2004, we were the majority and controlling owner in 67 joint ventures.

     Provision for Income Taxes. Income tax expense increased from $16.3 million for the three months ended September 30, 2003 to $19.1 million for the three months ended September 30, 2004, an increase of $2.8 million million or 17.2%. The increase is a result of higher pre-tax earnings described above. Our effective tax rate was 38.0% for the 2003 period compared to 38.5% for the 2004 period. The increase reflects a higher overall effective rate associated with the operations acquired from NNA.

     Net Income. Net income increased from $26.5 million for the three months ended September 30, 2003 to $30.5 million for the three months ended September 30, 2004, an increase of $3.9 million or 14.8%. The increase was a result of the items discussed above.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2004

     Net Revenue. Net revenue increased from $743.0 million for the nine months ended September 30, 2003 to $975.0 million for the nine months ended September 30, 2004, an increase of $232.0 million, or 31.2%. This increase resulted primarily from a 27.5% increase in the number of treatments that we performed from 2,415,805 in the 2003 period to 3,080,520 in the 2004 period. This growth in treatments is the result of our acquisition of NNA and other dialysis facilities along with a 3.6% increase in same-market treatments for the 2004 period over the 2003 period. In addition, average patient revenue per treatment increased 2.6% from $307 in 2003 to $315 in 2004. The increase in patient revenue per treatment is largely due to the impact of our annual price increase implemented in the fourth quarter of 2003 along with an increase in the utilization of certain ancillary drugs, primarily EPO, and the favorable resolution of several contractual issues with payors during the first quarter of 2004. This increase was partially offset by lower revenue per treatment realized in the former NNA operations.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $482.4 million for the nine months ended September 30, 2003 to $648.6 million for the nine months ended September 30, 2004, an increase of 34.4%. This increase was due principally to the increase in the number of treatments we performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 64.9% in 2003 to 66.5% in 2004. This increase is due to generally higher salary and benefit costs and routine supply costs experienced in the former NNA facilities.

Patient care costs per treatment increased 5.5% from $200 in 2003 to $211 in 2004. This increase was due to an increase in the utilization of certain ancillary drugs as well as the higher cost structure in the former NNA facilities.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $68.7 million for the nine months ended September 30, 2003 to $76.4 million for the nine months ended September 30, 2004, an increase of 11.1%. The increase in general and administrative expenses over the 2003 period is due to costs associated with acquisitions that closed in the first nine months of 2004. This increase was partially offset by a $5.4 million charge related to a supplemental retirement benefit plan for the Company’s former chairman, chief executive and president that we recorded in the first quarter of 2003. General and administrative expenses as a percentage of revenue decreased from 9.2% in the 2003 period to 7.8% in the 2004 period. This decrease was the result of leveraging our corporate functions over a larger base of revenue as well as the absence of the retirement charge in the 2004 period.

     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period in which the revenue is recognized. Management establishes these reserves based on its estimates of the net collectibility of accounts receivable while considering a variety of factors. These factors include, but are not limited to, analysis of revenues generated from payor sources, subsequent collection testing and regular reviews of detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s ongoing reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $19.4 million for the nine months ended September 30, 2003 to $23.6 million for the nine months ended September 30, 2004, an increase of $4.2 million, or 21.5%. The provision for doubtful accounts as a percentage of net revenue decreased from 2.6% in 2003 to 2.4% in 2004. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to improvements in the Company’s historical collection results.

     Depreciation and Amortization. Depreciation and amortization increased from $33.2 million for the nine months ended September 30, 2003 to $42.4 million for the nine months ended September 30, 2004, an increase of $9.2 million, or 27.6%. This net increase was due to increases in plant and equipment and separately identifiable assets associated with our recent acquisitions, as well as start-up of dialysis facilities, normal replacement costs of dialysis facilities and equipment, and purchases of information systems. Depreciation and amortization as a percentage of net revenue decreased from 4.5% in 2003 to 4.3% in 2004 principally as a result of NNA’s practice of leasing dialysis equipment under operating leases, which resulted in lower depreciation and amortization and higher patient care costs.

     Income from Operations. Income from operations increased from $139.2 million for the nine months ended September 30, 2003 to $184.0 million for the nine months ended September 30, 2004, an increase of $44.8 million, or 32.2%. Income from operations as a percentage of net revenue increased from 18.7% in the 2003 period to 18.9% in the 2004 as a result of the factors discussed above.

     Interest Expense, Net. Interest expense increased from $526,000 for the nine months ended September 30, 2003 to $13.6 million for the nine months ended September 30, 2004. The increase was the result of higher average borrowings in 2004, which were associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our recent acquisitions and the assumption of NNA’s $160.0 million 9% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue was 2.6% in the 2003 and 2004 periods. As of September 30, 2004, we were the majority and controlling partner in 67 joint ventures.

     Provision for Income Taxes. Income tax expense increased from $45.4 million for the nine months ended September 30, 2003 to $55.6 million for the nine months ended September 30, 2004, an increase of $10.2 million or 22.4%. The increase is a result of higher pre-tax earnings described above. The Company’s effective tax rate was 38.0% for the 2003 period compared to 38.3% for the 2004 period. The increase reflects a higher overall effective rate associated with the operations acquired from NNA.

     Net Income. Net income increased from $74.1 million for the nine months ended September 30, 2003 to $89.7 million for the nine months ended September 30, 2004, an increase of $15.6 million or 21.1%. The increase was a result of the items discussed above.

Liquidity and Capital Resources

     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At September 30, 2004, our working capital was $138.1 million, cash and cash equivalents were $42.0 million, and our current ratio was approximately 1.6 to 1.0.

     Net cash provided by operating activities was $136.1 million for the nine months ended September 30, 2004. Cash provided by operating activities consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $348.3 million for the nine months ended September 30, 2004. Net cash used in investing activities consisted primarily of $274.6 million of cash paid for acquisitions, net of cash acquired, as well as $66.5 million in purchases of property and equipment. Net cash provided by financing activities was $203.9 million for the nine months ended September 30, 2004. Net cash provided by financing activities primarily reflects proceeds from the issuance of long-term debt of $325.0 million, net proceeds of $17.8 million from the issuance of common stock, offset by $137.8 million in repurchases of our common stock.

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

     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of September 30, 2004, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility. At September 30, 2004, our outstanding indebtedness was $516.5 million, including a remaining balance of $316.9 million under the term loan facility, $10.4 million under the revolving credit facility, $184.0 million of senior subordinated notes assumed in the NNA transaction and $5.3 million of other indebtedness, primarily capital leases.

     Borrowings under the 2004 Agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk and we will face higher interest costs on this debt if interest rates rise.

     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150.0 million of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150.0 million notional principal amount through March 30, 2007. The notional amount of

$150.0 million and the interest rate of 3.5% are fixed in the agreements. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, we will record changes in the fair value of the agreement directly in comprehensive income. The interest payments under this agreement are settled on a net basis each calendar quarter.

     The senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9% per annum on the face amount that was $160.0 million at the date of acquisition. As of September 30, 2004 these notes have a remaining face value of $159.7 million and are recorded at their fair value of $184.0 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

     As a result of our indebtedness, we will incur substantial interest expense in and after 2004. Based on our outstanding indebtedness of $492.3 million, excluding the unamortized fair value premium of $24.3 million on the Notes, the aggregate maturities of our borrowings are as follows: 2004 — $19.8 million; 2005 — $22.3 million; 2006 — $30.5 million; 2007 — $56.9 million; 2008 — $156.4 million; and thereafter — $206.4 million.

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

     We plan to make capital expenditures of between $85.0 million and $95.0 million in 2004, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. As of September 30, 2004, we had made approximately $66.5 million of capital expenditures for these purposes in 2004. We expect that these capital expenditures will be funded with cash provided by operating activities and our existing credit facilities. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 150,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 4.3 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003, we repurchased 5.5 million shares of common stock for $140.5 million. In the first half of 2004, we repurchased 4.6 million shares for $137.8 million. Through September 30, 2004, we had repurchased an aggregate of 14.5 million shares under the plan, for a total of approximately $372.2 million.

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

     If private insurers, managed care organizations or hospitals reduce their rates or if we experience a significant shift in our revenue mix toward additional Medicare or Medicaid reimbursement, then our revenue and earnings will decline. We estimate that approximately 43% of our net revenue for 2002, 45% of our net revenue for 2003, and 47% of our net revenue for the nine months ended September 30, 2004 was derived from sources other than Medicare and Medicaid. In general, payments we receive from private insurers and hospitals for our services are at rates significantly higher than the Medicare or Medicaid rates. Payments we receive from managed care organizations are also at rates higher than Medicare and Medicaid rates but generally lower than those paid by private insurers.

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

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 50% of our net revenue for 2002, 49% of our net revenue for 2003, and 49% of our net revenue for the nine months ended September 30, 2004 consisted of reimbursements from Medicare, including reimbursement for the administration of EPO. We also estimate that approximately 7% of our net revenue for 2002, 6% of our net revenue for 2003 and 4% of our net revenue for the nine months ended September 30, 2004 consisted of reimbursements from Medicaid or comparable state programs. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Congress stated that these changes are not intended to reduce overall reimbursement to dialysis providers. CMS recently issued proposed regulations to implement these changes. These proposed regulations provide that we will be reimbursed for separately billable drugs at a 3% discount from the average sale price and that the composite rate will be increased by 11.3%. These proposed regulations also include a case-mix adjustment and a geographic adjustment to the composite rate as well as a budget-neutrality adjustment. If these regulations become effective as proposed, management believes they will result in a net reduction of approximately $0.03 per share in diluted net income in 2005.

If states lower Medicaid reimbursement, then we would be less profitable.

     The Medicaid programs in some of the states in which we operate have formerly reimbursed us, or currently reimburse us, at rates higher than those paid by Medicare. Some of these programs, like Washington’s, Wisconsin’s, and New Mexico’s, have approved reductions in reimbursement. Other programs have proposed reductions or have announced that they are considering reductions. In addition, a number of the states where we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement or changing their Medicaid programs to cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement, other than those already approved, might occur and what their precise effect will be.

If reimbursement for EPO decreases, then we could be less profitable.

     If government or private payors decrease reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 23% of our net revenue for 2002, 24% of our net revenue for 2003 and 27% of our net revenue for the nine months ended September 30, 2004. Most of our payments for EPO come from government programs. For the nine months ended September 30, 2004, Medicare and Medicaid reimbursement represented approximately 53% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our revenue and earnings. As discussed above, Congress has mandated a change in the way we will be reimbursed for EPO, and CMS has proposed regulations to implement the change. This change and others in the proposed regulations could, as discussed above, adversely affect our net income in 2005.

If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.

     EPO is produced by a single manufacturer, Amgen, Inc., and there are no substitute products currently marketed to dialysis providers in the United States. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase adversely affected our earnings in 2003, and changes in the rebate structure under our current contract with Amgen may adversely affect our earnings in 2004. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our revenue and earnings will decline.

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

One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. Another competitor, Gambro Healthcare, Inc., has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri. Gambro recently announced that it has reached an agreement in principle to settle matters related to that investigation and to pay approximately $350.0 million in connection with the settlement. On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Inc. and Fresenius Medical Care AG, as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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

     The health care industry in the United States may be entering a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and relationships with referring physicians. In addition, proposals to reform the health care system have been considered by Congress. In light of the continued increases in the cost of health care and the current economic situation coupled with the federal budget deficit, there may be new proposals to change the health care system and control costs. These proposals, if enacted, could further increase the government’s oversight role and involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

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

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired NNA, Midwest Kidney Centers, and dialysis programs in Des Moines, Iowa; Las Vegas, Nevada; Tampa, Florida; Pittsburgh, Pennsylvania; and Danville, Virginia. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company. We face these challenges particularly in larger acquisitions like the acquisition of NNA. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

     As of September 30, 2004, we had total consolidated debt of approximately $516.5 million, including a $24.3 million fair value premium on the 9% senior subordinated notes, and cash of approximately $42.0 million. Also, subject to limitations, including those included in our credit facility and those contained included in the indenture for the 9% senior subordinated notes we assumed in the NNA acquisition, we are not and will not be prohibited from incurring additional debt.

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

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $27.55 per share to a high closing price of $34.29 per share during the nine months ended September 30, 2004. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Outstanding debt

     As of September 30, 2004, we had outstanding debt of $516.5 million, including a $24.3 million fair value premium on the 9% senior subordinated notes. This debt consisted of $316.9 million outstanding under the term facility in our 2004 credit agreement, $184.0 million of indebtedness relating to the 9% senior subordinated notes due 2011 and approximately $15.7 million outstanding under various capital leases and notes payable. Borrowings of $166.9 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of September 30, 2004, was 4.2%. We expect this rate to rise in the future if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9% on the $159.7 million outstanding face amount of the notes. The unamortized $24.3 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of September 30, 2004 was 6.4%. At September 30, 2004, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the September 30, 2004 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $453,000 for the three months ended September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     (a) Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report Renal Care Group maintains disclosure controls and procedures that are effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

     (b) There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely materially to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 25, 2004, the Company received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of the Company’s business and operations, including those of RenaLab, Inc., the Company’s laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To the Company’s knowledge no proceedings have been initiated against the Company at this time, although the Company cannot predict whether or when proceedings might be initiated. The Company intends to cooperate with the government’s investigation.

ITEM 6. EXHIBITS

10.47	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 2004 Stock and Incentive Compensation Plan.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document. It is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)

October 29, 2004	BY:	/s/ David M. Dill

David M. Dill
Executive Vice President,
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and
Description of Exhibit
10.47		Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 2004 Stock and Incentive Compensation Plan.

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document. It is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.