Form 10-K
period 2004-12-31
RENAL CARE GROUP INC
filed 2005-03-02
CIK 920052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Company was $2,194,540,211 as of June 30, 2004, based upon the closing price of such stock as reported on the New York Stock Exchange on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

     There were 67,823,008 shares of common stock, $0.01 par value, issued and outstanding at February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

     This report contains “forward-looking statements.” Forward-looking statements relate to our expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2004;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	the reimbursement levels of third-party payors; and

•	our future sources of and needs for liquidity and capital resources.

     The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to differ materially from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 20 to 29 of this report under the heading “Risk Factors.”

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

     Before you invest in our common stock, you should understand that the occurrence of any of the events described in the Risk Factors section, located elsewhere in this annual report on Form 10-K or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the Risk Factors or other unpredicted events occur, then the trading price of our common stock could decline, and you may lose all or part of your investment.

     We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Unless otherwise indicated, “Renal Care Group,” “we,” “us,” and “the Company” refer to Renal Care Group, Inc. and our consolidated subsidiaries.

Item 1. Business

GENERAL

     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of December 31, 2004, we provided dialysis and ancillary services to over 29,700 patients through 418 outpatient dialysis centers in 33 states, in addition to providing acute dialysis services to more than 200 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2004, there were 1,015 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.

     In our dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Centers for Medicare & Medicaid Services (CMS), there were more than 4,000 facilities providing outpatient dialysis services in the United States at the end of 2002. Because of the critical role of dialysis in the treatment of patients with ESRD, many outpatient dialysis facilities were, in the 1980’s and 1990’s, owned by practicing nephrologists and comprised an integral component of their practice. The dialysis services industry has been consolidating since before we were formed. As a result, we believe that as of December 31, 2004, approximately 67% of outpatient dialysis centers are now owned by multi-center dialysis companies, approximately 15% are owned by independent physicians, small chains and other small operators, and approximately 18% are hospital-based centers.

     Renal Care Group is a Delaware corporation; our principal executive offices are located at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203; and our telephone number is (615) 345-5500.

INDUSTRY OVERVIEW

End-Stage Renal Disease

     ESRD is a state of advanced kidney failure. ESRD is irreversible and, without a kidney transplant, ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients must receive either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 2002, dialysis was the primary treatment for approximately 72% of all ESRD patients in the United States, and the remaining 28% of ESRD patients had a functioning kidney transplant.

     According to United States Renal Data System estimates, direct medical payments for ESRD totaled $25.2 billion during 2002. Of the total direct medical payments for ESRD, approximately $17.0 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD, if they are eligible for Social Security, regardless of their age or financial circumstances.

     According to CMS data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 309,000 as of December 31, 2002. Based on data from the United States Renal Data System, the rate of ESRD incidence among Medicare-eligible patients was approximately 333 patients per million in 2002 as compared to 111 patients per million in 1984.

     Based on these trends, United States Renal Data System forecasts indicate that the total number of ESRD patients, including those with functioning transplants, will grow from approximately 431,000 in 2002 to 661,000 in 2010. The growth in the number of ESRD patients is expected to result principally from the aging of the population along with better treatment of, and better survival rates for, diabetes and other illnesses that lead to chronic kidney disease, reduced somewhat by declines in incidence of ESRD among patients with high blood pressure as a result of the availability of better treatments. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease

     Currently, there are three treatment options for patients with ESRD:

•	hemodialysis performed in a hospital setting, an outpatient facility or a patient’s home,

•	peritoneal dialysis, which is generally performed in the patient’s home, and

•	kidney transplant surgery.

     According to CMS data, in 2002 approximately 92% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 8% received hemodialysis or peritoneal dialysis in their homes.

     Hemodialysis is the most common form of ESRD treatment. It is generally performed in either a freestanding center or a hospital. Hemodialysis uses a dialyzer, essentially an artificial kidney, to remove toxins, fluid and chemicals from the patient’s blood, while the patient is connected to another device that controls external blood flow and monitors the patient’s vital signs. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two chambers. While the blood is circulated through one chamber, a pre-mixed dialysis fluid is circulated through the adjacent chamber. The toxins and excess fluid contained in the patient’s blood cross the membrane into the dialysis fluid. Hemodialysis usually takes about four hours and is usually administered three times per week for the life of the patient or until the patient receives a transplant.

     Peritoneal dialysis is typically performed by the patient at home and uses the patient’s abdominal cavity to eliminate fluids and toxins in the patient’s blood. There are several forms of peritoneal dialysis. Continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis are the most common. Under each method, the patient’s blood is circulated across the peritoneal membrane into a dialysis solution that removes toxins and excess fluid from the patient’s blood. Patients treated at home are monitored monthly through either a visit from a staff person from a designated outpatient dialysis center or a visit by the patient to a dialysis center or home dialysis support facility.

     Kidney transplants, when successful, are the most desirable form of therapy for ESRD patients. There is a shortage of donors that severely limits the availability of this procedure as a treatment option. Only about 5% of ESRD patients received kidney transplants in 2002.

OPERATIONS

Location, Capacity and Use of Facilities

     As of December 31, 2004, Renal Care Group operated 418 outpatient dialysis centers in 33 states with 7,208 certified dialysis stations and provided inpatient dialysis services to more than 200 acute care hospitals. During 2004, we provided 4,240,440 dialysis treatments. We estimate that on average our centers were operating at approximately 58% of capacity as of December 31, 2004, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.

Operation of Facilities

     Our dialysis centers provide outpatient hemodialysis and related services to ESRD patients using technologically advanced dialysis equipment to provide effective and efficient dialysis. Our centers generally contain between 10 and 30 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, a dialyzer reprocessing room, staff work areas, offices and a staff lounge. Many of our centers are adjacent to areas used for training patients in home dialysis.

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

Home Dialysis

     All of our markets offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2004, about 10% of the patients we were treating received home dialysis. In our home dialysis services we provide equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. Management believes that home dialysis is important to providing a full range of dialysis care, and we continue to work to expand our home dialysis program.

Inpatient Care

     We also provide inpatient dialysis services to hospitals in most of our markets. We often refer to these services as acute dialysis services. As of December 31, 2004, we provided inpatient services to more than 200 hospitals. Under these arrangements, we typically provide equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with a hospital’s inpatient services. Patients with acute renal failure resulting from accidents, medical and surgical complications, patients in early stages of renal failure and ESRD patients who need to be in the hospital for other reasons often require inpatient dialysis services. Most of our hospital acute dialysis contracts specify predetermined fees per dialysis treatment. Management believes that these fees will be subject to re-negotiation in the future as competition increases among dialysis providers and as the health care industry becomes more influenced by managed care and subject to capitated arrangements.

University Programs

     We currently manage the dialysis programs at Vanderbilt University Medical Center and are the owner or managing partner of programs at the Cleveland Clinic Foundation, MetroHealth (a hospital affiliated with Case Western Reserve University), St. Louis University Hospital, Oregon Health Sciences University, the University of Louisville, Froedtert Hospital (a hospital affiliated with the Medical College of Wisconsin), Northwestern Memorial Hospital of Chicago, Elmhurst Memorial Hospital, the University of Colorado and the University of Kentucky. Management believes these affiliations provide access to outcomes research, as well as introductions to trained nephrologists who may become attending physicians and medical directors at our centers or who may join the practices of current medical directors and attending physicians.

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

     A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has privileges to admit patients. Consequently, we rely on our ability to satisfy the needs of patients of local nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2004, there were 1,015 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.

Medical Directors

     To satisfy the requirements of the Medicare ESRD program, we must engage a medical director for each of our facilities. We generally engage practicing, board-certified or board-eligible nephrologists to serve as medical directors for our centers. The medical director is an independent contractor and provides services under an agreement with Renal Care Group. Medical directors are responsible for administering and monitoring our patient care policies, including patient education, administration of dialysis treatment, staff development and training programs, and assessment of all patients. Medical directors play an important role in quality assurance activities in our facilities and in coordinating the delivery of care to maintain dialysis patients’ general level of health and to avoid medical complications that might require hospitalization.

     Renal Care Group’s typical medical director agreement has a term of between five and ten years with renewal options. We pay medical directors fees that management believes are consistent with the fair market value of the required services. These medical director fees are the result of arms-length negotiations. Most of our medical director agreements also include non-competition clauses with specific limitations on the medical director’s ability to compete with us by owning, or providing medical director services for, another dialysis facility for certain specified periods of time and in specified geographic areas.

Ancillary Services

     Renal Care Group provides a variety of ancillary services to treat ESRD patients in its dialysis operations. The most significant ancillary service is the administration of erythropoietin (also known as Epogen® or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. EPO is manufactured by a single supplier, Amgen Inc. Through our RenaLab subsidiary, we also provide clinical laboratory services for our dialysis operations. We also offer other ancillary services, depending on medical appropriateness, including the administration of other drugs, tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient’s nerves, Doppler flow testing to measure the effectiveness of the patient’s vascular access for dialysis, and blood transfusions.

QUALITY ASSURANCE

     Integral to our operating philosophy is the belief that providing high quality care is in the best interest not only of patients but also of our shareholders. Better patient care results in improved mortality and morbidity and a greater number of treatments, as patients’ life spans increase and the number of days patients spend in hospitals declines. In order to optimize therapy and improve outcomes, we maintain a vigorous quality assurance program. We establish, maintain and monitor quality criteria for clinical operations and monitor patient outcomes in all of our centers.

Medical Advisory Board

     Our Medical Advisory Board oversees the review of patient outcomes and the development and communication of clinical protocols. The Medical Advisory Board is chaired by Raymond Hakim, M.D., Ph.D., our Chief Medical Officer, and is composed of 12 nephrologists, each of whom is the medical director of one or more of our centers. The Medical Advisory Board is responsible for establishing, implementing and monitoring our quality assurance policies and procedures and for reviewing and recommending protocols, policies and procedures for clinical treatment. The Medical Advisory Board also works to identify deficiencies in treatment practices and to evaluate technological changes. The Medical Advisory Board’s ultimate objective is to assist Renal Care Group in developing and communicating a protocol-driven clinical care model that will assist us in continuously improving the care we provide to patients, with the goal of providing optimal care to all patients.

Quality Criteria

     Continuous quality improvement is our primary clinical objective. We work to achieve this objective by regularly evaluating dialysis treatments and patients’ key physiological parameters. Our Quality Assurance Coordinator is a registered nurse who oversees our quality assurance program. In addition, each of our dialysis centers has a quality assurance committee that monitors the quality of care in the center and oversees compliance with applicable regulations. These committees typically include the medical director, the center administrator, nurses and other technical personnel.

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

CORPORATE COMPLIANCE PROGRAM

     We have developed and maintain a company-wide compliance program as part of our commitment to comply fully with all laws and regulations applicable to our business and to maintain high standards of ethical conduct by our associates. The primary purposes of the program are to heighten associates’ and affiliated professionals’ awareness of the importance of complying with all laws and regulations that apply to our business and to take steps to identify and promptly resolve instances of non-compliance.

     The compliance program has been approved by our Board of Directors. The program addresses general compliance issues and areas of particular sensitivity. Among the areas of particular sensitivity covered by the compliance program are health care fraud and abuse issues, financial reporting, conflicts of interest and antitrust. As part of the program we have published a code of conduct setting forth standards of conduct and principles of business ethics that we will follow and that we expect each employee and affiliated professional to follow. The code of conduct is regularly reviewed and updated. A Compliance Committee comprised of some of our officers and senior managers and our full-time Compliance Officer administer our corporate compliance program. The Compliance Committee and Compliance Officer are authorized to report compliance issues directly to the Audit and Compliance Committee of our Board of Directors.

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

REIMBURSEMENT

Sources of Net Revenue

     The following table sets forth information regarding the sources of our net revenue:

	Year Ended December 31,
	2002	2003	2004
Medicare	50%	49%	49%
Medicaid	7	6	4
Commercial and other payors	38	40	42
Acute dialysis services	5	5	5

Total	100%	100%	100%

Medicare

     The Social Security Act provides that most U.S. citizens and resident aliens with ESRD are entitled to Medicare coverage. If a physician diagnoses an eligible person with ESRD, then the patient will be entitled to Medicare coverage (1) beginning the third month after the month in which a regular course of dialysis is initiated, or (2) as early as the month in which a kidney transplant candidate is hospitalized for the transplant if certain conditions are met.

     For Medicare purposes, ESRD is defined as kidney impairment that appears irreversible and permanent and that requires a regular course of dialysis or a kidney transplant to maintain life. For a period of 30 months, Medicare coverage is secondary for patients who have qualifying employer-based health insurance. After this 30-month period, Medicare becomes the primary coverage for patients, and the patient’s other health insurance generally pays applicable Medicare coinsurance payments and deductibles.

     Under the Medicare ESRD program, Medicare reimbursement rates per outpatient dialysis treatment are fixed under a composite rate structure. The Medicare ESRD composite rate may be changed by legislation or rulemaking. Congress has approved an increase of 1.6% in the Medicare ESRD composite rate for 2005 along with other changes in the way we are paid. Although Medicare reimbursement limits the amount we receive for each treatment, it provides predictable and recurring treatment revenue for our outpatient dialysis services that are covered by the composite rate. We generally submit Medicare claims monthly and are usually paid within 30 days of the submission.

     The Medicare ESRD composite rate for outpatient dialysis services averaged $131 per treatment in freestanding facilities during 2004. The Medicare ESRD composite rate is subject to regional differences based on a number of factors, including labor costs. CMS or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on many factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of providing dialysis care.

     The Medicare ESRD composite rate applies to a designated group of outpatient dialysis services, including dialysis treatment, supplies used for treatment, certain laboratory tests and some medications, and most of the home dialysis services we provide. Some other services, laboratory tests and drugs are eligible for separate reimbursement under Medicare and are not part of the composite rate. These separately reimbursed items include specific drugs such as EPO, some physician-ordered tests provided to dialysis patients and some home dialysis services.

Changes in the Medicare ESRD Composite Rate

     Congress approved a 1.6% increase in the Medicare ESRD composite rate for 2005, following increases of 1.2% in 2000 and 2.4% in 2001. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, beginning in 2005, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs (including EPO) at an amount equal to the drug’s acquisition cost (as determined by the Inspector General of the Department of Health and Human Services (HHS)), and Medicare will pay dialysis providers for all other ESRD drugs at an amount equal to the drug’s average sales price plus 6%, and the Medicare ESRD composite rate will be increased by an amount estimated by HHS to be dialysis provider’s average profit on these drugs. To account for the changes in drug reimbursement, CMS has determined that the composite rate will be increased by approximately 8.7%, or $11, per treatment, while payments for most separately billable drugs will be reduced. Management believes that the net effect of all of these changes in Medicare payments (including the 1.6% increase in the composite rate, the increase in the composite rate intended to offset reductions in drug reimbursements, and the reductions in drug reimbursements) will be neutral to the Company in 2005 in terms of average Medicare revenue per treatment.

     Before 2000, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, a series of congressional actions resulted in net reductions of the average Medicare ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. As a result of the 2000 and 2001 increases in the Medicare ESRD composite rate, our average Medicare rate per dialysis treatment was $131 during 2004.

     The Medicare ESRD composite rate has been the subject of a number of reports and studies. During 2000, Congress directed a study of the ESRD composite rate structure, which was delivered in 2003. The study reviewed items included in the composite rate and items that are currently separately billable (such as EPO and certain laboratory services) and analyzed whether the composite rate should be subject to an annual inflationary update. The study made preliminary recommendations to expand the services covered by the Medicare ESRD composite rate. The study made no final recommendations, and Congress has not acted on it.

     The MMA requires additional reports and studies relating to the Medicare ESRD composite rate. The Secretary of HHS is required to submit a report to Congress by October 1, 2005 detailing the elements and features for the design and implementation of a bundled prospective payment system for services furnished by ESRD facilities including, to the extent feasible, bundling of drugs, clinical laboratory tests and other items that are now separately billed by ESRD facilities. Also, the Secretary of HHS is required to conduct a three-year demonstration project beginning on January 1, 2006 relating to the use of a payment system for ESRD services that bundles amounts for drugs and biologicals furnished to ESRD patients, including EPO, and clinical laboratory tests relating to such drugs and biologicals.

     During recent congressional sessions, there have been proposals to change numerous aspects of Medicare, not all of which were included in the MMA. We are unable to predict what, if any, future changes may occur in the Medicare ESRD composite rate. Any reductions in the Medicare ESRD composite rate or change in the items covered by the composite rate (such as EPO or certain laboratory services) could have a material adverse effect on our earnings, financial condition and business.

Medicare Reimbursement for EPO

     We derive a significant portion of our revenue and earnings from the administration of EPO. Medicare reimbursement for EPO was fixed at $10 per 1,000 units from 1994 through 2004. Medicare reimbursement for EPO will be reduced in 2005 to $9.76 as a result of the MMA. The Secretary of HHS has the authority to determine the Medicare reimbursement rate for EPO, which will equal its average acquisition cost for the years after 2005. We are unable to predict whether any further changes in EPO reimbursement will occur. Approximately 26% of our revenue in 2004 was generated from the administration of EPO; therefore, any further reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.

     In the past CMS has placed limits on EPO reimbursement based on patients’ hematocrit levels. Hematocrit is a measure of a patient’s anemia. In 2004, CMS proposed, and subsequently withdrew, a national medical review policy to limit EPO reimbursement based on hematocrit levels. CMS has indicated that it intends to propose another review policy in this area in 2005. Medicare’s contractors often conduct medical necessity reviews of claims involving high doses of EPO for patients with relatively high hematocrits. We are unable to predict whether any changes in EPO reimbursement based on hematocrit levels will occur. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.

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

     Some of the states in which we do business have dialysis reimbursement rates for Medicaid patients that are higher than Medicare rates. Representatives of CMS and some of these states have indicated that the states should consider reducing these higher reimbursement levels, and, as a result, several states have implemented reductions in Medicaid reimbursement. We currently do business in two states in which Medicaid reimbursement is substantially higher than Medicare rates – Alaska and New Mexico. Reductions in Medicaid reimbursement in these states could have an adverse effect on our earnings, financial condition and business.

     In addition, under the Balanced Budget Act of 1997, state Medicaid programs are not required to pay the patient’s Medicare cost-sharing amounts for dialysis treatment if the state Medicaid dialysis payment rates are at or below the Medicare composite rate. In such cases, the patient is not liable for the cost-sharing amounts. Since the effect of the MMA will be to increase the Medicare composite rate by dialysis providers’ average profit on separately billable drugs, nearly all state dialysis payment rates will fall below the new Medicare composite rate. Thus, if states exercise their option not to pay applicable patient cost-sharing amounts, Medicaid reimbursement in these states could be further reduced.

Private Reimbursement/Acute Care Contracts

     Before Medicare becomes a patient’s primary payor, if a patient has private health insurance coverage, then the patient’s own insurance plan or other health care coverage pays for his or her ESRD treatments. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care. Therefore, reimbursement from private payors, including acute dialysis payors, cover the other 20% of the patients to whom we provide care; however, that private reimbursement usually represents 40% or more of our net revenue. Reimbursement rates from these private payors are generally significantly higher than the rates paid by Medicare. We have negotiated contracts with most managed care payors in our markets at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those we charge other private payors. After Medicare becomes a patient’s primary payor, private secondary payors generally reimburse us for the patient’s copayment which is 20% of the applicable Medicare rate.

     We also receive payments from hospitals under acute care contracts. Rates under these contracts are generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and us, and management believes they approximate fair market value of the services we provide.

GOVERNMENT REGULATION

General

     Federal, state, and local governments regulate Renal Care Group’s operations extensively, including the dialysis centers and laboratory we own. Applicable federal and state statutes and regulations require us to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, our laboratory operations are subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Our dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they satisfy applicable requirements. In addition, through certificate of need, or permit of approval programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Our operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.

     We are subject to federal and state laws governing, among other things, our relationships with physicians and other health care providers, patient referrals, and false claims. See “Government Regulation–Anti-Kickback Statute,” “Government Regulation–Stark Law” and “Government Regulation–Civil Monetary Penalties.” The federal government, many states and some private third-party payors have made combating fraud and abuse in the health care industry a high priority. As a result, scrutiny and investigation of health care providers and their relationships with physicians and other referral sources has increased significantly.

     We believe our operations substantially comply with applicable federal and state laws. However, if a state or the federal government finds that we have not complied with these laws, then we could be required to change our operations. Any changes could have a negative impact on us. To date, our dialysis centers have maintained their licenses and Medicare and Medicaid certifications. Any loss of certification to participate in the Medicare and Medicaid programs or loss of any required state or federal licenses or certifications would have a negative effect on us. Management believes that the health care services industry will continue to be subject to extensive regulation at the federal, state and local levels. We cannot predict the scope and effect of future regulation of our business and cannot predict whether health care reform will require us to change our operations or whether such reform will have a negative impact on us.

     We cannot predict whether we will be held responsible for actions previously taken by acquired companies or facilities before we purchased them. We also cannot predict whether our operations, or the previous operations of acquired companies or facilities, will be reviewed or challenged by the government. Any review or challenge of our operations could have a negative impact on us.

Medicare and Medicaid Certification and Reimbursement

     To receive reimbursement from federal health care programs for dialysis and laboratory services, our dialysis centers and laboratory must be certified by one or more government agencies. For example, to receive Medicare reimbursement, our dialysis centers and laboratory must be certified by CMS. All of our dialysis centers and our laboratory operations are certified under the Medicare program and applicable state Medicaid programs. In connection with our participation in Medicare, we must comply with conditions for coverage, including requirements concerning personnel, management, patient care, patient rights, medical records and physical environment. We must also comply with extensive billing rules governing, among other things, medical necessity and documentation. See “Government Regulation–False Claims Act” and “Government Regulation–Civil Monetary Penalties.”

     HHS has recently issued proposed regulations to adopt new Medicare conditions for coverage for ESRD services. Although they are not final, if CMS adopts the new conditions for coverage substantially as proposed, we cannot predict whether we will be able to meet the new conditions for coverage. The proposed changes to the Medicare conditions for coverage for ESRD facilities could require us to change our operations and may have a negative effect on our business and profitability.

     The HHS Office of Inspector General, also known as the OIG, issued reports in the summer of 2000 recommending greater oversight of the quality of care in dialysis facilities. In January of 2003, the United States General Accounting Office (now the Government Accountability Office), known as the GAO, issued a report finding that efforts by CMS to ensure quality care at certain facilities including kidney dialysis facilities continue to be jeopardized by problems in the performance of state inspections, complaint investigations and enforcement of federal standards. Any increased oversight could lead to increased requirements and greater scrutiny of dialysis facilities, including those owned by Renal Care Group.

The Anti-Kickback Statute

     Under Medicare, Medicaid and other government-funded health care programs, such as the CHAMPUS/Tri-Care program, federal and state governments enforce provisions of the Social Security Act of 1965 that are commonly referred to as the Anti-Kickback Statute. The Anti-Kickback Statute prohibits any person from offering, paying, soliciting or receiving any type of benefit (1) in exchange for the referral of a patient covered by Medicare, Medicaid or other federal health care programs, or (2) for the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs. Remuneration prohibited by the Anti-Kickback Statute includes the payment or transfer of anything of value. Many states have similar anti-kickback statutes that are not necessarily limited to items or services paid for by a federal or state health care program.

     Any person or entity that violates the Anti-Kickback Statute may be penalized. These penalties include criminal fines of up to $25,000 per violation and imprisonment. In addition, the government may impose civil penalties of up to $50,000 per violation, plus three times total remuneration offered, paid, solicited or received. Further, the Secretary of HHS has the authority to exclude or bar individuals or entities who violate the Anti-Kickback Statute from participating in Medicare and Medicaid.

     The Anti-Kickback Statute is a broad law. Courts have stated that, under certain circumstances, the Anti-Kickback Statute is violated when just one purpose, as opposed to the primary purpose, of a payment is to induce referrals. To clarify what acts or arrangements will not be subject to prosecution by the OIG or the United States Attorney, HHS has adopted a set of safe harbor regulations and continues to publish clarifications to these safe harbors. If an arrangement meets all of the requirements of a safe harbor, it will not violate the Anti-Kickback Statute.

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

     We seek to satisfy as many safe harbor requirements as possible when we are structuring business arrangements. However, not all of our arrangements satisfy all elements of a safe harbor. Management believes that we have a reasonable basis for concluding we substantially comply with the Anti-Kickback Statute and other applicable related federal and state laws and regulations. Management believes that our current arrangements with physicians including nephrologists owning our common stock, medical directors, laboratories, suppliers, hospitals, and other sources of referrals to our dialysis centers and our arrangements with hospitals to provide acute dialysis materially comply with the Anti-Kickback Statute. However, a government agency might take a position contrary to our interpretations or may require us to change our practices. If an agency were to take such a position, it could materially and adversely affect Renal Care Group.

The Stark Law

     Congress has also passed significant prohibitions against some physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services.

     Under the Stark Law, the term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties or could be excluded from participating in Medicare or Medicaid.

     The Stark Law restricts referrals for clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging (MRI), computerized axial tomography (CAT) scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

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

     Dialysis is not listed as a designated health service under the Stark Law. However, the definition of “designated health services” includes some items and services that are components of dialysis or that we may provide to patients in connection with their receipt of dialysis services. On March 26, 2004, CMS issued Phase II of its regulations under the Stark Law (referred to as the Stark II Regulations). The Stark II Regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. They also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.

     Further, the Stark II Regulations exclude from the referral prohibition EPO and certain other dialysis-related drugs if certain requirements are met. The list of drugs eligible for this exception is published and updated from time to time by CMS. If the requirements are met, this exception applies whether or not these drugs are included in the Medicare ESRD composite rate.

     The final regulations also exclude from the definition of “inpatient hospital services” any dialysis services provided by a hospital that is not certified by CMS to provide outpatient dialysis services. This rule would have the effect of excluding from the Stark Law prohibition, any dialysis services we provide under an acute dialysis contract with a hospital, if that hospital is not certified to provide outpatient dialysis. The Stark II Regulations exclude from the definition of “durable medical equipment” all equipment and supplies used in connection with home dialysis that are reimbursable under a composite rate. These Stark II Regulations exclude most of the items and services connected with dialysis from the Stark Law prohibitions.

     If the Stark Law applies to our relationships with referring physicians, there are exceptions to the Stark Law, which, if certain requirements are met, would permit such physicians to refer patients to us for designated health services. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include employment relationships, personal services contracts, and space and equipment leases. If a compensation arrangement between a physician, or immediate family member of a physician, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The Stark II Regulations establish a safe harbor for compensation to physicians providing that hourly payments set under either of two methodologies will constitute fair market value, qualifying the arrangement for the fair market value exception under the Stark Law. The preamble to the Stark II Regulations contains a discussion indicating CMS’s view that the hourly rate methodologies could be applicable to compensation under an ESRD facility medical director agreement. Our medical director agreements do not provide for compensation to our medical directors based on an hourly rate. However, we believe that our agreements with medical directors or their professional practices provide for fair market value compensation and materially satisfy the Stark Law exception for personal service arrangements.

     The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2004, we had stockholders’ equity of more than $592.0 million. Management believes that physician ownership of our stock satisfies this Stark Law exception.

     If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and may be excluded from Medicare and Medicaid. If the Stark Law applies to our relationships with referring physicians and no exceptions under the Stark Law are available, then we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then we would be required to repay amounts we received from Medicare for those services and could be subject to civil monetary penalties. If we were required to repay amounts to Medicare or were subject to fines, our business and profits could be harmed.

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

     Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment or both. Also under HIPAA, any person or entity that knowingly and willfully falsifies, conceals or covers up a material fact, or makes any materially false or fraudulent statements in connection with the delivery of or payment for health care services by a health care benefit plan is subject to a fine, imprisonment or both.

     HIPAA also required the OIG to issue advisory opinions to outside parties regarding the interpretation and applicability of the Anti-Kickback Statute and other OIG health care fraud and abuse sanctions. An OIG advisory opinion only applies to the people or entities that requested it. However, advisory opinions are published and made available to the public, and they provide guidance on practices the OIG believes may violate federal law. We have not requested any advisory opinions from the OIG. However, the OIG has issued several advisory opinions addressing practices of companies owning ESRD centers.

     In advisory opinions addressing practices of companies owning ESRD centers, the OIG has advised ESRD companies that they may not pay policy premiums for Medicare supplemental insurance for patients, even patients with proven financial hardship. Prior to the adoption of HIPAA and the issuance of these OIG opinions, we had paid premiums for Medicare supplemental insurance for some patients with demonstrated financial need. We stopped making such payments following the adoption of HIPAA. Consistent with the OIG’s advisory opinions, we have made donations to charitable foundations that may, but are not required to, make premium payments on behalf of ESRD patients. We believe, but cannot make assurances, that our current practices regarding supplemental insurance substantially comply with the general principles expressed by the OIG in these advisory opinions.

     HHS has adopted regulations governing electronic transactions by certain entities involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a prescribed format, rather than the large number of different data formats previously used. This rule applies to Renal Care Group in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors.

     HHS has also adopted regulations implementing HIPAA that adopted standards for privacy of individually identifiable health information. These regulations cover health care providers, health care clearinghouses and health plans. The privacy regulations, among other things, require companies covered by the regulations:

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

     These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient. We have implemented policies and procedures to maintain patient privacy and comply with HIPAA’s privacy requirements. The privacy regulations are extensive, and we may need to change some of our practices to comply with them as they are interpreted and as we deal with issues that arise.

     HHS has also published regulations implementing HIPAA that govern the security of health information that is maintained or transmitted electronically. The regulations generally require the implementation of administrative, physical and technical safe guards to ensure the confidentiality, integrity and availability of electronic health information. Most covered entities, including Renal Care Group, will be required to comply with these regulations by April 21, 2005. Management believes we will be in compliance with these regulations when they become effective.

The False Claims Act

     The federal False Claims Act gives the federal government an additional way to police false bills or requests for payment for health care services. Under the False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. Any person who knowingly makes or uses a false record or statement to avoid paying the federal government may also be subject to fines under the False Claims Act. Under the False Claims Act, the term “person” means an individual, company or corporation. The federal government has used the False Claims Act widely to prosecute fraud against Medicare and other governmental programs in areas such as coding errors, billing for services not provided and submitting false cost reports. The False Claims Act has also been used to prosecute people or entities that bill services at a higher reimbursement rate than is allowed and billing for care that is not medically necessary.

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

Government Investigations

     Last year, the federal government continued to investigate practices of health care providers, including providers of dialysis. We expect that the number of government investigations of dialysis providers will continue to increase in 2005. The OIG has indicated in its Fiscal Year 2005 Work Plan that it will be focusing this year on a number of areas of ESRD services, including the level of CMS oversight of ESRD facilities, especially regarding quality of care. The federal government also continues to investigate practices of laboratories. Each of the laboratories owned and operated by the major dialysis providers, including our laboratory, has been the subject of a government investigation. These laboratories, including our laboratory, could be the subject of future investigations.

     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of our RenaLab subsidiary. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors, DaVita, Inc., Fresenius Medical Care AG, Gambro Healthcare, Inc., as well as other participants in the dialysis industry, have announced their receipt of similar subpoenas.

     Renal Care Group maintains a compliance program that is designed to prevent violations of the law. The existence of an effective compliance program may reduce the severity of civil and criminal penalties for certain offenses. We believe our compliance program is effective.

Health Care Legislation and Regulatory Developments

     Congress may enact legislation and/or CMS may promulgate regulations in the future that may significantly change the Medicare ESRD program or reduce the amount that Medicare and Medicaid will pay for our services. For instance, CMS has indicated that in 2005 they will propose regulations to update the increase in the composite rate intended to offset reductions in drug reimbursements pursuant to the MMA. In addition, federal and state statutes or regulations may be enacted to impose additional requirements on us to continue to provide services to ESRD patients, to provide new services, or to maintain eligibility to participate in federal and state payment programs. Any new legislation or regulations, or new interpretations of existing statutes and regulations, governing reimbursement of dialysis providers or the manner in which dialysis companies provide services to patients could have a material impact on us and could adversely affect our profitability.

Joint Ventures

     A number of the dialysis centers we operate are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups own a minority interest. The physician owners also may provide medical director services to those centers and/or to other centers we own and operate. Because our relationships with physicians are governed by the Anti-Kickback Statute, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of a safe harbor. Management believes that we have a reasonable basis for concluding that we substantially comply with the Anti-Kickback Statute. Also, we believe we have structured the physician relationships in these joint ventures in a way that substantially complies with the Stark Law or meets applicable exceptions under the Stark Law. If the joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, our business and profits could be damaged.

Recent Regulatory Developments

     In addition to the other matters discussed in this section, in June of 2004, the GAO issued a report, “Medicare Dialysis Facilities: Beneficiary Access Stable and Problems in Payment System Being Addressed.” The GAO found, among other things, that in 2001, the total number of dialysis facilities nationwide increased at about the same rate as the Medicare dialysis population, and that providers have an incentive to maximize the use of profitable separately billable drugs to compensate for inadequate payments under the composite rate.

COMPETITION

     The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also intense. According to CMS, there were more than 4,000 outpatient facilities providing dialysis in the United States at the end of 2002. We believe that as of December 31, 2004, approximately 67% of these facilities were owned by multi-center dialysis companies, approximately 15% were owned by independent physicians, small chains and other small operators, and approximately 18% were hospital-based centers. The largest multi-center dialysis company is Fresenius Medical Care, Inc., which also manufactures and sells dialysis equipment and supplies. As a vertically integrated provider, Fresenius may have some competitive advantages. Other large competitors include DaVita, Inc. and Gambro Healthcare, Inc. In December 2004 DaVita and Gambro announced a definitive agreement under which DaVita will acquire Gambro’s United States dialysis business.

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

INSURANCE

     We maintain professional liability insurance and general liability insurance policies for all of our operations. We also maintain insurance in amounts management deems adequate to cover property and casualty risks, workers’ compensation, and directors’ and officers’ liability. During 2002 and 2003, our cost for most types of insurance, particularly professional liability insurance, general liability insurance, and directors’ and officers’ liability insurance, increased substantially, both in terms of premiums and deductibles. These trends moderated somewhat in 2004, and management believes they may moderate further in 2005. There can be no assurance that the aggregate amount and types of our insurance are adequate to cover all risks we may incur or that insurance will be available in the future.

EMPLOYEES

     At December 31, 2004, we employed 7,352 full-time employees and 1,251 part-time employees. Of the total employees, 68 were employed at our headquarters and 8,535 were employed at our dialysis facilities, laboratory or regional business offices. In management’s opinion, employee relations are good.

INTERNET WEBSITE

     Our internet website can be found at www.renalcaregroup.com. We make available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and

Exchange Commission. We will also provide a copy of these documents free of charge to shareholders upon request.

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.renalcaregroup.com. This code of ethics is not incorporated in this report by reference. Copies of our code of ethics may also be requested in print by writing to Investor Relations at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203.

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

Our profits are dependent on the services we provide to a small portion of our patients who are covered by private insurance.

     In recent reviews of dialysis reimbursement, the Medicare Payment Advisory Commission, also known as MedPAC, determined that Medicare payments for dialysis services are less than the average costs that providers incur to provide the services. Since Medicaid rates are comparable to those of Medicare and because Medicare only pays us 80% of the Medicare allowable amount (the patient or secondary insurance being responsible for the remaining 20%), the amount we receive from Medicare and Medicaid is less than our average cost per treatment. As a result, the payments we receive from private payors both subsidize the losses we incur on services for Medicare and Medicaid patients and generate all the profits we report. In fact, much of our profit is generated from private-pay patients for whom we are paid at amounts equal to several times Medicare rates. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care but that 43% of our net revenue in 2002, 45% of our net revenue in 2003 and 47% of our net revenue for 2004 was derived from sources other than Medicare and Medicaid. Therefore, if the private payors who pay for the care of the other 20% of our patients reduce their payments for our services, or if we experience a shift in our revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately impacted.

     We have been able to implement annual price increases for private insurers and managed care organizations, but government reimbursement has remained flat or has been increased only modestly. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies may be more limited over the next several years than it has been in the recent past. Management believes that the reductions in reimbursement by commercial insurers, along with pricing pressure from other commercial insurers and managed care organizations could adversely impact our revenue per treatment and earnings per share in 2005. Any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us or to refuse to pay price increases or work to reduce the rate of our price increases;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which generally have lower rates for our services; or

•	a portion of our business that is currently reimbursed by private insurers at rates based on our billed charges may become reimbursed under a contract at lower rates.

If Congress or CMS changes the Medicare or Medicaid programs for dialysis, then our net revenue and earnings could decrease.

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 57% of our net revenue for 2002, 55% of our net revenue for 2003, and 53% of our net revenue for 2004 consisted of reimbursements from Medicare, Medicaid and comparable state programs, including reimbursement for the administration of EPO. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, the President’s proposed budget for fiscal 2006 proposes substantial cuts in federal Medicaid spending. We cannot predict whether any of the proposed cuts will be made or how they will affect us. In addition, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we will be reimbursed for the top ten separately billable ESRD drugs (including EPO) at an average acquisition cost, and we will be reimbursed for other separately billable ESRD drugs at average sales price plus 6%. In addition, the composite rate will be increased by 8.7% in 2005. These regulations also include a case-mix adjustment that will become effective in April 2005 and a geographic adjustment to the composite rate as well as a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate approved for 2005 will have a neutral effect on our Medicare revenue per treatment in 2005.

The implementation of the case-mix adjustment could adversely affect our cash flow and working capital.

     Under the regulations adopted pursuant to the MMA, CMS has adopted a case-mix adjustment for the ESRD composite rate, under which the Medicare composite rate will be adjusted based on a patient’s age, body mass index and body surface area. These regulations are scheduled to become effective in April 2005. Management believes implementing these case-mix adjustments will require significant systems changes for the Medicare fiscal intermediaries that process and pay Medicare claims. If the required systems changes are not made on a timely basis, then the Medicare fiscal intermediaries may delay the payment of claims or may not pay claims correctly, either of which could have an adverse effect on our cash flow and working capital.

If states lower Medicaid reimbursement, then we would be less profitable.

     The Medicaid programs in Alaska and New Mexico, two states in which we operate, currently reimburse us at rates higher than those paid by Medicare. These programs may reduce payment levels to be at or close to Medicare rates. In addition, a number of the states in which we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement, changing their Medicaid programs or not paying claims to address these shortfalls and cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement might occur and what their precise effect will be.

If reimbursement for EPO decreases, then we could be less profitable.

     If government or private payors reduce reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 23% of our net revenue for 2002, 24% of our net revenue for 2003 and 26% of our net revenue for 2004. Most of our payments for EPO come from government programs. For the year ended December 31, 2004, Medicare and Medicaid reimbursement represented approximately 53% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our net revenue and earnings. As discussed above, Congress has mandated a change in the way we will be reimbursed for EPO, and CMS has adopted regulations to implement the change.

If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.

     EPO is produced by a single manufacturer, Amgen, Inc. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase adversely affected our earnings in 2003, and changes in the rebate structure under our current contract with Amgen adversely affected our earnings in 2004. Changes in the rebate structure under our current contract with Amgen or in Amgen’s packaging process for EPO, may adversely affect our earnings in 2005. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our net revenue and earnings will decline.

If Amgen markets Aranesp® for ESRD patients, then we could be less profitable.

     Amgen has developed and obtained FDA approval for a new drug to treat anemia that is marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for two to three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

•	our margins realized from the administration of Aranesp® could be lower than the margins realized on the administration of EPO; or

•	physicians could decide to administer Aranesp® in their offices, and we would not recognize net revenue or profit from the administration of EPO or Aranesp®.

Changes in our clinical practices or reimbursement rules for EPO and other drugs could substantially reduce our revenue and earnings.

     The administration of EPO and other drugs accounts for approximately 39% of our net revenue in 2004. Changes in physician practices or prescription patterns, changes in private and governmental reimbursement criteria or the introduction of new drugs or new types of drug administration could materially reduce our net revenue and profits. For example, some Medicare fiscal intermediaries have implemented or may implement local medical review policies for EPO and other drugs that would effectively limit reimbursement for those drugs. In 2004, CMS proposed a national policy that would establish limits on reimbursement for EPO, but this proposal has not yet been finalized. We are unable to predict whether and, if so, when any such changes may occur, but if they do, they will likely have an adverse impact on our net revenue and earnings.

If our business is alleged or found to violate heath care or other applicable laws, our net revenue and earnings could decrease.

     We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

•	rules regarding the collection, use, storage and disclosure of patient health information, including HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

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

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. Another competitor, Gambro

Healthcare, Inc., recently settled matters related to an investigation by the U.S. Attorney’s Office in St. Louis, Missouri and paid approximately $350.0 million in connection with the settlement.

     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Inc., Fresenius Medical Care AG, Gambro Healthcare, Inc., as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. If any of our operations is found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

If our joint ventures violate the law, our business could be damaged.

     A number of the dialysis centers we operate are owned by joint ventures in which we hold a controlling interest and one or more physicians or physician practice groups maintain a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Our joint venture arrangements do not satisfy all elements of any safe harbor under the Anti-Kickback statutes. If one or more of our joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom those particular joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If we are subject to any of these penalties, our business could be damaged.

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

     A number of our medical director agreements will expire over the next three years, unless they are renewed or renegotiated. We did not renew or renegotiate a small number of our medical director agreements that expired in 2004, and we may not be able to renew or renegotiate expiring medical director agreements successfully, or we may not be able to enforce the non-competition provisions of some of our medical director or other agreements. Any of these factors could result in a loss of patients, since dialysis patients are typically treated at a center where their physician, or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.

The dialysis business is highly competitive. If we do not compete effectively in our markets, then we could lose market share and our rate of growth could slow.

     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire other providers. In December 2004, DaVita, Inc. and Gambro Healthcare, Inc. announced a definitive agreement under which DaVita will acquire Gambro’s United States dialysis services business. If that transaction closes as agreed, then there will be three large dialysis companies (including Renal Care Group) that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. The other two competitors will be significantly larger companies, which may enable them to pay more or otherwise compete more effectively for acquisitions. In addition, Fresenius Medical Care also manufactures dialysis equipment, which may allow them to benefit from lower equipment costs. We also face competition from new entrants into the market, including centers established by former medical directors or other referring physicians. We cannot assure you that we will be able to compete effectively with any of our competitors.

If we are unable to make acquisitions in the future, then our rate of growth will slow.

     Much of our historical growth has come from acquisitions. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our business, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, as a result of consolidation in the dialysis industry, if DaVita’s acquisition of Gambro is completed, we believe the three largest providers of outpatient dialysis services (including Renal Care Group) will own approximately 67% of the outpatient dialysis facilities in the United States. We compete with these other companies to identify and complete suitable acquisitions. We believe this competition has intensified in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.

If we fail to integrate acquired companies, then we will be less profitable.

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired National Nephrology Associates (NNA), Midwest Kidney Centers, and dialysis programs in Des Moines, Iowa; Las Vegas, Nevada; Tampa, Florida; Pittsburgh, Pennsylvania; and Danville, Virginia. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company, particularly in larger acquisitions. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

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

     As of December 31, 2004, we had total consolidated debt of approximately $503.6 million, including a $23.6 million fair value premium on the 9.0% senior subordinated notes, and cash of approximately $17.9 million. Also, subject to limitations, including those in our credit facility and those included in the indenture for the 9.0% senior subordinated notes we assumed in the NNA acquisition, we are not and will not be prohibited from incurring additional debt.

     Due to the large amount of our consolidated debt, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control, including those described in this “Risk Factors” section. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. However, we cannot assure you that, if we are unable to pay our debt, we will be able to refinance it, obtain additional equity capital or sell assets, in each case on commercially reasonable terms, or at all, or otherwise be able to fund our liquidity needs.

     If for any reason we are unable to meet our debt obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under our credit facility could elect to declare all amounts outstanding under the credit facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us under our credit facility. In addition, if such a default were to occur, the 9.0% senior subordinated notes would become immediately due and payable. If these debt obligations are accelerated, we cannot assure you that our assets will be sufficient to repay the money we owe to banks and other debt holders.

The large amount and terms of our outstanding debt may prevent us from taking actions we would otherwise consider in our best interest.

     The indenture governing our 9.0% senior subordinated notes and our credit facility contain numerous financial and operating covenants that limit our ability to engage in activities such as:

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

     Our credit facility also requires us to comply with financial covenants, including a net worth test, a leverage ratio test and a fixed charge coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including those described in this “Risk Factors” section. A breach of any of the covenants contained in our credit facility or our inability to comply with the required financial covenants could result in an event of default, which would allow the lenders under our credit facility to declare all borrowings outstanding to be due and payable, and triggering an event of default under the indenture governing our 9.0% senior subordinated notes. In addition, our lenders could require us to apply all of our available cash to repay our borrowings or they could prevent us from making debt service payments on our 9.0% senior subordinated notes. If the amounts outstanding under our credit facility or these notes are accelerated, we cannot assure you that our assets would be sufficient to repay in full the money we owe the banks and our other debt holders.

     The large amount of our outstanding debt and the limitations our credit facility impose on us could have adverse consequences, including:

•	having to use much of our cash flow for scheduled debt service rather than for operations, future business opportunities or other purposes, such as funding working capital and capital expenditures;

•	being unable to increase our borrowings under our credit facility or obtain other debt financing for future working capital, capital expenditures, acquisitions or other corporate purposes;

•	being less able to take advantage of significant business opportunities, including acquisitions or divestitures;

•	difficulty satisfying our obligations under our 9.0% senior subordinated notes;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	causing us to be at a competitive disadvantage to competitors with less debt.

If a change of control occurs, we may have to spend a substantial amount of cash or incur additional indebtedness to satisfy our obligation to repurchase our 9.0% senior subordinated notes from holders who choose to tender their notes pursuant to certain procedures in the indenture.

     Upon specified change of control events the holders of our 9.0% senior subordinated notes have the right to require us to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of the notes they hold at an offer price in cash equal to 101.0% of the aggregate principal amount of the notes plus accrued and unpaid interest thereon, if any, to the date of purchase. Should a change of control occur, we may be unable to pay the purchase price for all of the notes tendered for repurchase. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the 9.0% senior subordinated notes, which would constitute a default under our credit facility. In addition, the terms of our credit facility restrict our ability to purchase the 9.0% senior subordinated notes. Future credit agreements or other agreements relating to debt may contain similar or more restrictive provisions. We may not be able to secure the consent of our lenders to repurchase the 9.0% senior subordinated notes or refinance the borrowings that prohibit us from repurchasing the notes. If we do not obtain consent or repay the borrowings, we would be unable to repurchase the notes.

     Alternatively, even if we were able to pay the purchase price for the notes tendered for repurchase, we might have to use a substantial amount of cash to do so, which would deplete our funds to meet our other cash obligations or cause us to incur additional indebtedness to repurchase the notes.

     These repurchase requirements may also delay or make it harder for others to obtain control of Renal Care Group.

If our costs of insurance and claims increase, then our earnings could decrease.

     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. The rate of increase in deductibles and premiums moderated somewhat in 2004, but there were some increases, and there may be larger increases in the future. Our earnings could be materially and adversely affected by any of the following:

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

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $27.55 per share to a high closing price of $36.10 per share during the year ended December 31, 2004. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors or the health care market;

•	the threat, commencement or outcome of litigation or government investigation;

•	changes in government regulations; and

•	changes in earnings estimates by analysts.

     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.

Forward-Looking Statements

     Some of the information in this annul report on Form 10-K represents forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

     We believe it is important to communicate our expectations to our investors. There may, however, be events in the future that we are not able to predict accurately or over which we have no control. The risk factors discussed above, as well as any cautionary language in or incorporated by reference into this annul report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The SEC allows us to “incorporate by reference” the information we file with them, which means we can disclose important information to you by referring you to those documents. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described above or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

Item 2. Properties

PROPERTIES

     As of December 31, 2004, we operated 418 outpatient dialysis centers in 33 states, of which 373 are located in leased facilities and 45 are owned. The following is a summary of our outpatient dialysis centers by state:

OUTPATIENT FACILITIES BY STATE

Alabama	19
Alaska	4
Arizona	31
Arkansas	10
Colorado	2
Florida	14
Georgia	9
Idaho	2
Illinois	33
Indiana	25
Iowa	1
Kansas	13
Kentucky	9
Louisiana	7
Massachusetts	2
Michigan	8
Mississippi	35
Missouri	22
Nebraska	3
Nevada	3
New Jersey	14
New Mexico	3
Ohio	27
Oklahoma	6
Oregon	9
Pennsylvania	16
Rhode Island	2
South Carolina	3
Tennessee	20
Texas	50
Virginia	4
Washington	10
Wisconsin	2

TOTAL	418

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

     Expansion or relocation of our dialysis centers is subject to compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or permit of approval, approval of the required application is usually necessary for expansion of an existing dialysis center or development of a new center.

     We typically own the equipment used in our outpatient centers. We consider our equipment generally to be in good operating condition and suitable for the purposes for which it is being used.

Item 3. Legal Proceedings

     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., the Company’s laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To our knowledge no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation. Compliance with the subpoena will require us to incur legal expenses and will require management attention. We cannot predict whether legal proceedings will be initiated against us in connection with this investigation or, if initiated, the outcome of any proceedings.

     We are involved in litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, management believes these matters will be resolved without material adverse effect on Renal Care Group’s consolidated financial position or results of operations.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the New York Stock Exchange under the symbol “RCI”. The following table sets forth the quarterly high and low closing sales prices as reported on the New York Stock Exchange for the last two fiscal years.

2003	High	Low

First quarter	$21.07	$18.70
Second quarter	$23.47	$20.00
Third quarter	$25.07	$22.70
Fourth quarter	$27.75	$22.03

2004	High	Low

First quarter	$31.43	$27.55
Second quarter	$34.29	$29.93
Third quarter	$33.24	$30.09
Fourth quarter	$36.10	$30.00

HOLDERS

     As of February 25, 2005, the approximate number of registered stockholders was 152, and we had approximately 40,500 beneficial owners.

DIVIDEND POLICY

     We have never paid any cash dividend on our capital stock. We currently anticipate that all of our earnings will be retained to finance the growth and development of our business or to repurchase common stock. We currently do not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of our Board of Directors and its review of our earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors the Board of Directors deems relevant.

Item 6. Selected Financial Data

     The selected financial data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes for the years ended December 31, 2002, 2003 and 2004, together with the related Reports of Independent Registered Public Accounting Firm are included elsewhere in this annual report on Form 10-K. Please read the following data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.

Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002	2003	2004
INCOME STATEMENT DATA:
Net revenue	$622,575	$755,082	$903,387	$1,005,319	$1,345,047
Patient care costs	402,009	489,271	589,696	653,307	893,478
General and administrative expenses	57,104	64,530	78,079	90,249	106,823
Provision for doubtful accounts	16,949	20,290	23,501	26,200	32,550
Depreciation and amortization	32,321	38,945	40,432	44,905	58,349
Restructuring charge	9,235	—	—	—	—
Merger expenses	3,766	—	—	—	—

Total operating costs and expenses	521,384	613,036	731,708	814,661	1,091,200

Income from operations	101,191	142,046	171,679	190,658	253,847
Interest expense, net	5,015	2,636	1,140	629	20,628

Income before minority interest and income taxes	96,176	139,410	170,539	190,029	233,219
Minority interest	10,011	15,478	21,410	25,431	35,169

Income before income taxes	86,165	123,932	149,129	164,598	198,050
Provision for income taxes	34,706	47,331	56,669	62,542	76,217

Net income	$51,459	$76,601	$92,460	$102,056	$121,833

Basic net income per share	$0.75	$1.06	$1.26	$1.40	$1.80

Basic weighted average shares outstanding	69,072	72,170	73,467	72,719	67,581

Diluted net income per share	$0.72	$1.01	$1.21	$1.37	$1.74

Diluted weighted average shares outstanding	71,922	75,650	76,151	74,753	69,892

	December 31,
	2000	2001	2002	2003	2004

BALANCE SHEET DATA:
Working capital	$108,915	$104,047	$110,481	$122,667	$126,965
Total assets	582,672	651,049	740,123	819,873	1,429,585
Long-term debt	58,316	3,776	10,161	2,652	479,645
Stockholders’ equity	394,122	510,251	543,888	570,845	592,121

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 20 to 29 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.

     Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

     Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2004, we provided dialysis and ancillary services to over 29,700 patients through 418 outpatient dialysis centers in 33 states, in addition to providing acute dialysis services to more than 200 hospitals.

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

     Most patients with ESRD receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by CMS. For the year ended December 31, 2004, approximately 53% of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2002, 2003 or 2004. The average revenue per treatment we receive from Medicare and Medicaid is less than our average cost per treatment. Management expects this situation to continue. Any reduction in Medicare and Medicaid payments or shift in our revenue mix toward Medicare or Medicaid reimbursement could materially adversely affect our business and financial condition.

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

     We derive a significant portion of our net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen, Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because we were already under contract with Amgen through 2002, this price increase did not affect our results of operations during 2002. Key components of the 2002 pricing formula were maintained in our 2003 contract with Amgen. Therefore, while the 2002 price increase had an adverse effect on our 2003 results of operations, we were able to mitigate approximately 80% of the increase. Amgen did not implement a price increase in 2003, but changes in our contract with Amgen for 2004 resulted in an increase in our cost of EPO. Changes in our contract with Amgen for 2005 along with changes in Amgen’s packaging practices for EPO may result in an increase in our cost of EPO in 2005. The estimated impact of these changes was incorporated and communicated in our corporate goals for 2005.

     In addition, Congress mandated a change in the way we will be paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we will be reimbursed for the top ten separately billable ESRD drugs at average acquisition cost, and we will be reimbursed for other separately billable ESRD drugs at the rate of average sales price plus 6.0%. In addition, the composite rate will be increased by 8.7% in 2005. These regulations also include a case-mix adjustment that will become effective in April 2005 and a geographic adjustment to the composite rate as well as a budget-neutrality adjustment. We believe these changes coupled with the 1.6% increase in the Medicare composite rate approved for 2005 will have a neutral effect on our revenue per treatment and earnings in 2005.

Critical Accounting Policies

     In December 2001, the SEC issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, we have identified accounting policies that we consider critical to our business. Management identified these policies based on their importance to our Consolidated Financial Statements and on the degrees of subjectivity and complexity involved in these policies. In addition to these critical policies, a summary of significant accounting policies is included in our consolidated financial statements and related notes, contained elsewhere in this annual report on Form 10-K.

     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies and estimates, including those related to net revenue and contractual provisions and provision for doubtful accounts. We base our estimates on historical experience and upon assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Net Revenue and Contractual Provisions

     We recognize revenue net of contractual provisions as services are provided and invoices for those services are issued. Contractual provisions represent the difference between our gross billed charges and the amount we expect to receive. Under the Medicare ESRD program, Medicare reimbursement rates for outpatient dialysis treatments are fixed under a composite rate structure. The composite rate applies to a designated group of outpatient dialysis services, including dialysis treatment, supplies, some laboratory tests and some medications. There are other drugs, laboratory tests and services that are eligible for separate reimbursement outside the composite rate. Most state Medicaid plans follow reimbursement methodologies that are similar to the Medicare program, but other payors, particularly private insurance plans and managed care payors, reimburse us under contractual arrangements or based on our charges. Each of these payor sources presents unique challenges to the process of recording contractual provisions.

     We have made significant investments in human resources and information systems to enable us to estimate the appropriate amount of contractual provisions as we provide services. Actual levels of reimbursement, however, are sometimes difficult to determine due to the complexity of the applicable regulations or contracts. As a result, we may in fact collect more or less than the amount we expected when we provided and billed for the services. In addition, regulations and contracts may be changed, making system updates and maintenance necessary for estimating net revenue accurately. As a result, management may make adjustments to the contractual provisions estimated by the system based on actual collection experience and other factors.

Provision for Doubtful Accounts

     Collecting outstanding accounts receivable is critical to our success. Our primary source of collection risk is related to the portion of our charges for which the patient is responsible. For Medicare patients, the patients’ responsibility is 20% of Medicare allowable charges, and for other patients, the patients’ responsibility varies based on their health coverage. We record an estimate of the provision for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors, including the analysis of payor mix, subsequent collection analysis and review of detailed agings of accounts receivable. Significant changes in our payor mix or business office operations could have a significant impact on our results of operations and cash flows.

Self-Insurance Accruals

     From time to time, we are subject to professional liability, general liability and workers compensation claims or lawsuits in the ordinary course of business. To mitigate a portion of this risk, we maintain insurance for professional liability and general liability claims exceeding certain individual amounts and for workers compensation claims exceeding certain individual and aggregate amounts. We estimate the self-insured retention portion of professional liability, general liability and workers compensation risks using third-party actuarial calculations that include historical claims data, demographic factors and other assumptions. The estimated accrual for professional liability, general liability and workers compensation claims could be significantly affected if current and future occurrences differ from historical claims trends. While management monitors current claims closely and considers outcomes when estimating its self-insurance accruals, the complexity of the claims, the wide range of potential outcomes and changes in the legal climate often complicate our ability to make precise estimates.

Impairment of Goodwill and Long-Lived Assets

     Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at a reporting unit level at least annually. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is assigned to each reporting unit based on the geographic location of assets acquired. If the fair value of a reporting unit is determined to be less than its carrying amount, then the Company compares the implied fair value of the goodwill to its carrying value. If the implied fair value of the goodwill is less than its carrying value, then an impairment loss is recognized for that difference. No goodwill impairment losses were recognized during 2004, 2003 or 2002.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events, circumstances or operating results indicate that the carrying value of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, we evaluate such assets for impairment based on estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If related long-lived assets are identified as impaired, the impairment is equal to the amount by which the carrying value of the assets exceeds the fair value of those assets as determined by independent appraisals or estimates of discounted future cash flows. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

     We account for income taxes under the asset and liability method and recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the change. Management identifies deferred tax assets that more likely than not will not be realized and records a valuation allowance. We also establish accruals for tax uncertainties that we deem to be probable of loss and that can be reasonably estimated.

Results of Operations

     The following table sets forth results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the respective financial line items:

	Year Ended December 31,
	2002		2003		2004

Net revenue	$903,387	100.0%	$1,005,319	100.0%	$1,345,047	100.0%
Patient care costs	589,696	65.3	653,307	65.0	893,478	66.4
General and administrative expenses	78,079	8.6	90,249	9.0	106,823	7.9
Provision for doubtful accounts	23,501	2.6	26,200	2.6	32,550	2.4
Depreciation and amortization	40,432	4.5	44,905	4.4	58,349	4.3

Total operating costs and expenses	731,708	81.0	814,661	81.0	1,091,200	81.1

Income from operations	171,679	19.0	190,658	19.0	253,847	18.9
Interest expense, net	1,140	0.1	629	0.1	20,628	1.5
Minority interest	21,410	2.4	25,431	2.5	35,169	2.6

Income before income taxes	149,129	16.5	164,598	16.4	198,050	14.7
Provision for income taxes	56,669	6.3	62,542	6.2	76,217	5.7

Net income	$92,460	10.2%	$102,056	10.2%	$121,833	9.1%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Revenue. Net revenue increased from $1,005.3 million for the year ended December 31, 2003 to $1,345.0 million for the year ended December 31, 2004, an increase of $339.7 million, or 33.8%. This increase resulted primarily from a 30.3% increase in the number of treatments we performed from 3,254,447 in 2003 to 4,240,440 in 2004 and a 2.6% increase in the average patient revenue per dialysis treatment from $308 in 2003 to $316 in 2004. This growth in treatments was largely the result of our acquisition of NNA in April 2004 and our other 2004 acquisitions, along with a 3.3% increase in same-market treatments for 2004 over 2003. The increase in patient revenue per treatment from 2003 was largely due to the impact of our annual price increase implemented in the fourth quarter of 2003 along with favorable renegotiations of some of our managed care contracts, increased utilization of some ancillary drugs, primarily EPO, and the favorable resolution of several contractual issues with payors during 2004. This increase was partially offset by lower revenue per treatment in the former NNA operations.

     We expect our 2005 patient revenue per dialysis treatment to increase by between 2% and 3% in 2005 as a result of the price increase we implemented during the fourth quarter of 2004, potentially offset by decreases in the utilization of certain ancillary drugs and changes in the Medicare reimbursement process as a result of MMA. In addition, we expect a small net positive effect of renegotiating some of our managed care contracts.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $653.3 million for the year ended December 31, 2003 to $893.5 million for the year ended December 31, 2004, an increase of 36.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 65.0% in 2003 to 66.4% in 2004. This increase was due to generally higher salary and benefit costs, lease costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 5.0% from $201 in 2003 to $211 in 2004. The increase in patient care costs per treatment was due to increases in the price and utilization of EPO, increased labor costs, increases in the cost of insurance, increases in self-insurance accruals, and changes in the utilization of certain ancillary drugs, as well as the higher cost structure in the former NNA facilities. Management believes that the Company will continue to face increases in the cost of labor and insurance in 2005.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $90.2 million for the year ended December 31, 2003 to $106.8 million for the year ended December 31, 2004, an increase of 18.4%. The increase in general and administrative expenses over 2003 was due to increased costs associated with the acquisitions that we closed in 2004. General and administrative expenses as percentage of revenue decreased from 9.0% in 2003 to 7.9% in 2004 as we leveraged our corporate functions over a larger base of revenue as a result of our acquisitions in 2004 and because general and administrative expenses for 2004 did not include the $5.4 million charge we incurred in the first quarter of 2003 for a retirement benefit plan for our former chairman, chief executive officer and president. General and administrative expenses in the fourth quarter of 2004 included write-offs of expenses incurred in connection with several acquisitions that were not completed and the cost of complying with the subpoena we received from the United States Attorney’s Office for the Eastern District of New York.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $26.2 million in 2003 to $32.6 million in 2004, an increase of $6.4 million, or 24.2%. The provision for doubtful accounts as a percentage of net revenue decreased in 2004 to 2.4% from 2.6% in 2003 principally as a result of our improved collection experience.

     Depreciation and Amortization. Depreciation and amortization increased from $44.9 million for the year ended December 31, 2003 to $58.3 million for the year ended December 31, 2004, an increase of 29.9%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue decreased from 4.4% in 2003 to 4.3% in 2004 principally as a result of NNA’s practice of leasing dialysis equipment under operating leases, which resulted in lower depreciation and amortization and higher patient care costs.

     Income from Operations. Income from operations increased from $190.7 million for the year ended December 31, 2003 to $253.8 million for the year ended December 31, 2004, an increase of 33.1%. Income from operations as a percentage of net revenue decreased slightly from 19.0% in 2003 to 18.9% in 2004 period principally as a result of the acquisition of NNA, which had generally lower margins than the Company as a result of NNA’s lower revenue per treatment and higher patient care costs and other factors discussed above.

     Interest Expense, Net. Interest expense increased from $629,000 for the year-ended December 31, 2003 to $20.6 million for the year ended December 31, 2004. This increase was the result of substantially higher average borrowings in 2004, which were associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our 2004 acquisitions and the assumption of NNA’s $160.0 million 9.0% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of entities that are not wholly owned but the financial results of which are included in our consolidated results. Minority interest as a percentage of net revenue increased to 2.6% in 2004 from 2.5% in 2003. The change in minority interest expense as a percentage of revenue occurred as our recent acquisitions increased the percentage of our facilities that operate as joint ventures. As of December 31, 2004, we were the majority and controlling owner in 70 joint ventures, as compared to 50 as of December 31, 2003.

     Provision for Income Taxes. Income tax expense increased from $62.5 million in 2003 to $76.2 million in 2004, an increase of $13.7 million or 21.9%. The increase is a result of increases in pre-tax earnings and our effective tax rate. Our effective tax rate was 38.0% for the 2003 period compared to 38.5% for the 2004 period. The increase reflects a higher overall effective rate associated with the operations acquired from NNA.

     Net Income. Net income increased from $102.1 million in 2003 to $121.8 million in 2004, an increase of $19.8 million or 19.4%. This increase was a result of the items discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Revenue. Net revenue increased from $903.4 million for the year ended December 31, 2002 to $1,005.3 million for the year ended December 31, 2003, an increase of $101.9 million, or 11.3%. This increase resulted primarily from a 7.8% increase in the number of treatments we performed from 3,019,675 in 2002 to 3,254,447 in 2003 and a 3.7% increase in the average patient revenue per dialysis treatment from $297 in 2002 to $308 in 2003. The growth in treatments was the result of the acquisition and development of various dialysis facilities and a 4.7% increase in same-market treatments for 2003 over 2002. We estimate that approximately $10 of the $11 increase in revenue per treatment in 2003 was attributable to the rate increase to private payors that we implemented during the fourth quarter of 2002. The remaining $1 per treatment increase was the net result of both favorable and unfavorable payor contract resolutions. During 2003 we experienced favorable payor contract resolutions of $5 per treatment, which was offset by $4 per treatments of unfavorable payor resolutions a portion of which relates to reduced reimbursement experienced with certain managed care contracts and reduced reimbursement in certain state Medicaid programs.

     Patient Care Costs. Patient care costs increased from $589.7 million for the year ended December 31, 2002 to $653.3 million for the year ended December 31, 2003, an increase of 10.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased from 65.3% in 2002 to 65.0% in 2003. Patient care costs per treatment increased 3.1% from $195 in 2002 to $201 in 2003. The increase in patient care costs per treatment was due to increases in the price of EPO, labor costs, the cost of insurance, increases in self-insurance accruals, and the utilization of certain ancillary drugs.

     General and Administrative Expenses. General and administrative expenses increased from $78.1 million for the year ended December 31, 2002 to $90.2 million for the year ended December 31, 2003, an increase of 15.6%. This increase was due primarily to a $5.4 million charge recorded in the first quarter of 2003 for a retirement benefit plan for our former chairman, chief executive officer and president that was adopted in January 2003. General and administrative expenses as percentage of revenue increased from 8.6% in 2002 to 9.0% in 2003. The charge for the retirement package accounted for substantially all of the increase in general and administrative expenses as a percentage of net revenue.

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

     Interest Expense, Net. Interest expense decreased from $1.1 million for the year ended December 31, 2002 to $629,000 for the year ended December 31, 2003. This decrease was the result of lower average borrowings in 2003.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners of entities that are not wholly owned whose financial results are included in our consolidated results. Minority interest as a percentage of net revenue increased to 2.5% in 2003 from 2.4% in 2002. This increase was the result of continued financial improvements of our larger joint ventures, primarily those in Ohio, Oregon and Washington, as well as an increase in the number of facilities operated as joint ventures. As of December 31, 2003, we were the majority and controlling owner in 50 joint ventures, as compared to 36 as of December 31, 2002.

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

Liquidity and Capital Resources

     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At December 31, 2004, our working capital was $127.0 million; cash and cash equivalents were $17.9 million; and our current ratio was 1.5 to 1.0.

     Net cash provided by operating activities was $178.1 million for the year ended December 31, 2004. Cash provided by operating activities consists of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $408.4 million for the year ended December 31, 2004. Cash used in investing activities consisted primarily of $103.4 million of purchases of property and equipment and $297.9 million of cash paid for acquisitions, net of cash acquired. Net cash provided by financing activities was $197.9 million for the year ended December 31, 2004. Cash provided by financing activities primarily reflects proceeds from the issuance of long-term debt of $325.0 million, net proceeds of $24.8 million from the issuance of common stock, offset by $137.8 million in repurchases of our common stock.

     On February 10, 2004, we entered into a new credit agreement (the 2004 Agreement) with a group of banks totaling up to $700.0 million. The 2004 Agreement replaced our prior facilities. The 2004 agreement has a $150.0 million revolving credit facility, a $325.0 million term loan facility and a $225.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. The revolving credit facility and the $325.0 million term loan facility have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of December 31, 2004, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under either the $325.0 million term loan facility or the $225.0 million incremental term loan facility. At December 31, 2004, our outstanding indebtedness was $503.6 million, including an outstanding balance of $312.8 million under the term loan facility, $2.4 million under the revolving credit facility, $183.3 million of 9.0% senior subordinated notes assumed in the NNA transaction and $5.1 million of other indebtedness, primarily capital leases.

     Borrowings under the 2004 Agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk, and we will face higher interest costs on this debt if interest rates rise.

     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150.0 million of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150.0 million notional principal amount through March 30, 2007. The notional amount of $150.0 million and an interest rate of 3.5% are fixed in the agreements. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, we record changes in the fair value of the agreement directly in other comprehensive income (loss). The interest payments under this agreement are settled on a net basis each calendar quarter.

     The senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9.0% per annum on the face amount that was $160.0 million at the date of acquisition. As of December 31, 2004 these notes have a remaining face value of $159.7 million and are recorded at their carrying value of $183.3 million including the unamortized premium of $23.6 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

     As a result of our indebtedness, we will incur substantial interest expense in and after 2005. Based on our outstanding funded indebtedness of $480.0 million, excluding the unamortized fair value premium of $23.6 million on the 9.0% Senior Subordinated Notes, the aggregate maturities of our borrowings are as follows: 2005 — $24.4 million; 2006 — $30.9 million; 2007 — $57.2 million; 2008 — $156.7 million; 2009 — $49.4 million; and thereafter — $161.4 million.

     A significant component of our growth strategy is the acquisition and development of dialysis facilities. There can be no assurance that we will be able to identify suitable acquisition candidates or to close acquisition transactions with them on acceptable terms. Management believes that existing cash and funds from operations, together with funds available under our credit facility, will be sufficient to meet our acquisition, expansion, capital expenditure and working capital needs for the foreseeable future. However, in order to finance certain large strategic acquisition opportunities, we may need to incur additional short- and long-term bank indebtedness or to issue equity or debt securities. The availability and terms of any future financing will depend on market and other conditions. There can be no assurance that we will be able to secure additional financing, if required, on acceptable terms.

     We plan to make capital expenditures of between $90.0 million and $100.0 million in 2005, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. We expect that these capital expenditures will be funded with cash provided by operating activities and our existing credit facility. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 150,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 4.3 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003 we repurchased 5.5 million shares of common stock for $140.5 million. During 2004 we repurchased 4.6 million shares for $137.8 million. As of December 31, 2004, we had repurchased an aggregate of 14.5 million shares under the plan, for a total of approximately $372.2 million.

     In January 2002, the SEC issued a financial reporting release, FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. This release encourages public companies to give investors additional information about funds that will be required to operate their businesses in the future under agreements that are in place today. In accordance with FR-61, the following table gives information about our existing contractual obligations. At December 31, 2004, we had no significant contingent commitments.

	Payments Due by Period (in thousands)
		Less than 1
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	After 5 years

Long-term debt	$475,855	$23,279	$87,344	$205,547	$159,685
Capital leases	6,415	1,746	1,146	844	2,679
Operating leases	261,572	40,039	72,652	57,307	91,574
Medical director fee obligations	150,265	24,239	45,896	38,144	41,986

Total contractual cash obligations	$894,108	$89,303	$207,038	$301,843	$295,924

Newly Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amended SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adopting of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11.3 million, $13.6 million and $9.9 million in 2004, 2003, and 2002, respectively.

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

Outstanding Debt

     As of December 31, 2004, we had outstanding debt of $503.6 million, including a $23.6 million fair value premium on the 9.0% senior subordinated notes. This debt consisted of $312.8 million outstanding under the term facility in our 2004 credit agreement, $183.3 million of indebtedness relating to the 9.0% senior subordinated notes due 2011 and approximately $7.5 million outstanding under various capital leases and notes payable. Borrowings of $162.8 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of December 31, 2004, was 4.4%. We expect this rate to rise in the future if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9.0% on the $159.7 million outstanding face amount of the notes. The unamortized $23.6 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of December 31, 2004 was 6.3%. At December 31, 2004, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the December 31, 2004 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $1.7 million for the year ended December 31, 2004.

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

     There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting set forth on Page F-1 in Part IV, Item 15(a) of this report and the Attestation Report of the Registered Public Accounting Firm set forth on Page F-3 are incorporated by reference into this Item 9a.

PART III

Item 10. Directors and Executive Officers of the Company

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Proposal 1. Election of Directors” and “Management — Directors and Executive Officers” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Sales Of Unregistered Securities

     There were no sales of unregistered securities during the year ended December 31, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans (number of shares in thousands)

     The following table summarizes our equity compensation plans as of December 31, 2004:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	For Future Issuance
	Be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	And Rights	Rights	In Column (a))
Plan Category (1)	(a)	(b)	(c)
Equity compensation plans approved by stockholders	8,643	$20.92	7,006
Equity compensation plans not approved by stockholders (2)	307	$6.97	—

Total	8,950	$20.44	7,006

(1)	Renal Care Group currently has three option plans that were assumed in connection with a merger, acquisition or other transaction. The first such plan was adopted by Renal Disease Management by Physicians, Inc. in 1997, and there are 9 options issued and outstanding to purchase shares at a weighted average exercise price of $15.16. The second plan was adopted by Dialysis Centers of America, Inc. in 1995, and there are 18 options issued and outstanding to purchase shares at a weighted average exercise price of $17.05. The third plan was adopted in 1994, and there are 13 options issued and outstanding under such plan to purchase shares at a weighted average exercise price of $2.22.

(2)	These options were issued outside of our existing stock option plans to certain employees, officers, directors, and other key persons. These options vest over various periods up to five years and have a term of 10 years from the date of issuance.

Further information concerning these plans is incorporated by reference to Note 8 in the Consolidated Financial Statements included in this annual report on Form 10-K.

     The other information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     The information required by this item will appear in, and is incorporated by reference from, the section entitled “Auditors” included in the Company’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page
(a)		Documents filed as part of this Report:
	(1)	Consolidated Financial Statements
		Management’s Report on Internal Control over Financial Reporting	F-1
		Report of Independent Registered Public Accounting Firm	F-2
		Report of Independent Registered Public Accounting Firm	F-3
		Consolidated Balance Sheets at December 31, 2003 and 2004	F-4
		Consolidated Income Statements for the years ended December 31, 2002, 2003, and 2004	F-6
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003, and 2004	F-7
		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003, and 2004	F-8
		Notes to Consolidated Financial Statements	F-10
	(2)	Consolidated Financial Statement Schedules
		Schedule II — Consolidated Schedule-Valuation and Qualifying Accounts	F-32
	(3)	The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.
(b)		None.

47

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of Renal Care Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rules 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance about the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

     The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect transactions and dispositions of assets in reasonable detail; (2) provide reasonable assurances that the Company records transactions as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company makes receipts and expenditures only in accordance with authorizations of management of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in that firm’s report appearing on page F-3.

/s/ Gary A. Brukardt

President and Chief Executive Officer

/s/ David M. Dill

Executive Vice President and Chief
Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Renal Care Group, Inc.

We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 2003 and 2004, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 2003 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Renal Care Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2005 expressed an unqualified opinion thereon.

Nashville, Tennessee	/s/ ERNST & YOUNG LLP
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Renal Care Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Renal Care Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Renal Care Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Renal Care Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2003 and 2004, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2004 of Renal Care Group, Inc., and our report dated March 1, 2005 expressed an unqualified opinion thereon.

Nashville, Tennessee	/s/ ERNST & YOUNG LLP
March 1, 2005

Renal Care Group, Inc.

Consolidated Balance Sheets
(in thousands)

	December 31
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$50,295	$17,931
Accounts receivable, less allowance for doubtful accounts of $32,161 in 2003 and $45,131 in 2004	173,679	275,373
Inventories	26,345	23,359
Prepaid expenses and other current assets	28,050	26,817
Income taxes receivable	1,910	—
Deferred income taxes	11,825	29,604

Total current assets	292,104	373,084
Property, plant and equipment, net	224,397	316,532
Intangible assets, net	14,046	34,320
Goodwill	286,578	694,264
Other assets	2,748	11,385

Total assets	$819,873	$1,429,585

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31
	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,795	$29,075
Accrued compensation	40,619	54,129
Due to third-party payors	46,049	80,007
Income taxes payable	—	399
Accrued expenses and other current liabilities	45,792	58,540
Current portion of long-term debt	182	23,969

Total current liabilities	169,437	246,119
Long-term debt, net of current portion	2,652	479,645
Deferred income taxes	38,390	51,419
Other long-term liabilities	5,898	14,662
Minority interest	32,651	45,619

Total liabilities	249,028	837,464

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 and 150,000 shares authorized, 80,465 and 82,317 shares issued at December 31, 2003 and 2004, respectively	805	823
Treasury stock, 9,962 and 14,514 shares of common stock at December 31, 2003 and 2004, respectively	(234,404)	(372,249)
Additional paid-in capital	374,414	411,888
Retained earnings	430,030	551,863
Accumulated other comprehensive loss, net of tax	—	(204)

Total stockholders’ equity	570,845	592,121

Total liabilities and stockholders’ equity	$819,873	$1,429,585

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Income Statements
(in thousands, except per share data)

	Year Ended December 31
	2002	2003	2004
Net revenue	$903,387	$1,005,319	$1,345,047
Operating costs and expenses:
Patient care costs	589,696	653,307	893,478
General and administrative expenses	78,079	90,249	106,823
Provision for doubtful accounts	23,501	26,200	32,550
Depreciation and amortization	40,432	44,905	58,349

Total operating costs and expenses	731,708	814,661	1,091,200

Income from operations	171,679	190,658	253,847
Interest expense, net	1,140	629	20,628

Income before minority interest and income taxes	170,539	190,029	233,219
Minority interest	21,410	25,431	35,169

Income before income taxes	149,129	164,598	198,050
Provision for income taxes	56,669	62,542	76,217

Net income	$92,460	$102,056	$121,833

Net income per share:
Basic	$1.26	$1.40	$1.80

Diluted	$1.21	$1.37	$1.74

Weighted average shares outstanding:
Basic	73,467	72,719	67,581

Diluted	76,151	74,753	69,892

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Loss,	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Tax	Equity
Balance at December 31, 2001	74,396	$744	150	$(3,059)	$277,052	$235,514	$—	$510,251
Net income	—	—	—	—	—	92,460	—	92,460
Common stock issued and related income tax benefit	2,368	24	—	—	32,047	—	—	32,071
Repurchase of common stock held in treasury	—	—	4,325	(90,894)	—	—	—	(90,894)

Balance at December 31, 2002	76,764	768	4,475	(93,953)	309,099	327,974	—	543,888
Net income	—	—	—	—	—	102,056	—	102,056
Common stock issued and related income tax benefit	3,701	37	—	—	65,315	—	—	65,352
Repurchase of common stock held in treasury	—	—	5,487	(140,451)	—	—	—	(140,451)

Balance at December 31, 2003	80,465	805	9,962	(234,404)	374,414	430,030	—	570,845
Comprehensive income:
Net income	—	—	—	—	—	121,833	—	121,833
Other comprehensive loss	—	—	—	—	—	—	(204)	(204)

Total comprehensive income	—	—	—	—	—	121,833	(204)	121,629

Common stock issued and related income tax benefit	1,852	18	—	—	37,474	—	—	37,492
Repurchase of common stock held in treasury	—	—	4,552	(137,845)	—	—	—	(137,845)

Balance at December 31, 2004	82,317	$823	14,514	$(372,249)	$411,888	$551,863	$(204)	$592,121

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2002	2003	2004
OPERATING ACTIVITIES
Net income	$92,460	$102,056	$121,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,432	44,905	58,349
Loss on sale of property and equipment	1,167	886	1,123
Income applicable to minority interest	21,410	25,431	35,169
Distributions to minority shareholders	(7,934)	(24,634)	(26,073)
Deferred income taxes	11,214	19,517	15,923
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(23,814)	(20,253)	(56,284)
Inventories	(6,587)	(2,754)	8,762
Prepaid expenses and other current assets	(902)	(8,564)	4,208
Accounts payable	5,369	3,140	(18,265)
Accrued compensation	18	8,553	1,646
Due to third-party payors	4,712	13,313	26,741
Accrued expenses and other current liabilities	12,747	8,838	(13,459)
Income taxes	18,331	10,217	13,696
Other long-term liabilities	—	5,898	4,762

Net cash provided by operating activities	168,623	186,549	178,131
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	218	2,270	4,569
Cash paid for acquisitions, net of cash acquired	(40,495)	(14,154)	(297,885)
Purchases of property and equipment	(61,551)	(63,762)	(103,363)
Change in other assets	4,408	(2,858)	(11,763)

Net cash used in investing activities	(97,420)	(78,504)	(408,442)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	325,000
Payments on long-term debt	(1,884)	(380)	(12,188)
Net borrowings (payments) under line of credit	7,394	(7,080)	(1,831)
Net proceeds from issuance of common stock	22,221	51,802	24,811
Repurchase of treasury shares	(90,894)	(140,451)	(137,845)
Proceeds from sale of minority interest investment	2,896	—	—

Net cash (used in) provided by financing activities	(60,267)	(96,109)	197,947
Increase (decrease) in cash and cash equivalents	10,936	11,936	(32,364)
Cash and cash equivalents, at beginning of year	27,423	38,359	50,295

Cash and cash equivalents, at end of year	$38,359	$50,295	$17,931

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2002	2003	2004
DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$782	$922	$19,198

Income taxes	$27,126	$32,808	$47,588

DISCLOSURES OF BUSINESS ACQUISITIONS:
Fair value of assets acquired	$41,478	$14,388	$567,576
Liabilities assumed	983	234	269,691

Cash paid for acquisitions, net of cash acquired	$40,495	$14,154	$297,885

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
December 31, 2004

1. ORGANIZATION

Renal Care Group, Inc. (the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of December 31, 2004, the Company provided dialysis and ancillary services to over 29,700 patients through 418 outpatient dialysis centers in 33 states. In addition to its outpatient dialysis center operations, as of December 31, 2004, the Company provided acute dialysis services through contractual relationships with more than 200 hospitals.

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

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Depreciation is calculated on the straight-line method over the useful lives of the related assets, ranging from three to thirty years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease terms or the useful lives.

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For all periods presented, the Company did not amortize goodwill or intangible assets with indefinite lives in accordance with SFAS No. 142. As of December 31, 2003 and 2004, the carrying amount of goodwill was $286,578 and $694,264, respectively.

For all periods presented, all separately identifiable intangible assets with definite lives were amortized over their respective useful lives.

Due to Third-Party Payors

Amounts reflected as due to third-party payors include amounts received in excess of revenue recognized for specific billed charges. These amounts are commonly referred to as overpayments. Overpayments received from federally funded programs are reported to the federal program in accordance with the program’s established procedures. For overpayments received from non-federally funded payors, the Company uses various procedures to communicate and refund such amounts to the payors. These amounts remain in due to third-party payors until either a refund or recoupment is made or the amount is otherwise recognized based on final resolution with the payor.

Minority Interest

Minority interest represents the proportionate equity interest of other owners in the Company’s consolidated entities that are not wholly owned. As of December 31, 2004, the Company was the majority and controlling owner in 70 joint ventures.

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

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amended SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adopting of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $11,300, $13,550 and $9,850 in 2004, 2003, and 2002, respectively.

Net Revenue

Net revenue is recognized as services are provided and invoiced at the estimated net realizable amount from Medicare, Medicaid, commercial insurers and other third-party payors. The Company’s net revenue is largely derived from the following sources:

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

Medicare

The Company is reimbursed by the Medicare program predominantly on a prospective payment system for dialysis services. Under the prospective payment system, each facility receives a composite rate per treatment. The composite rate is subject to regional differences based on various factors, including labor costs. Some drugs and other ancillary services are reimbursed on a fee for service basis.

Medicaid

Medicaid is a program funded by the federal and state governments. It is administered by the states, with reimbursements varying by state. The Medicaid programs are separately administered in each state in which the Company operates, and the state Medicaid programs reimburse the Company predominantly on a prospective payment system for dialysis services rendered.

Other

Payments from commercial insurers, other third-party payors and patients are received pursuant to a variety of reimbursement arrangements. Generally payments from commercial insurers and other third-party payors are greater than those received from the Medicare and Medicaid programs.

Reimbursements from Medicare and Medicaid approximated 57%, 55% and 53% of net revenue for the years ended December 31, 2002, 2003 and 2004, respectively.

Provision for Doubtful Accounts

The provision for doubtful accounts is determined as a function of payor mix, billing practices and other factors. The Company reserves for doubtful accounts in the period in which the revenue is recognized based on management’s estimate of the net collectibility of the accounts receivable. Management estimates and monitors the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the change. The Company identifies deferred tax assets that more likely than not will not be realized and records a valuation allowance. The Company also establishes accruals for tax uncertainties that we deem to be probable of loss and that can be reasonably estimated.

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

Concentration of Credit Risks

The Company’s primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid represented 46% and 45% of gross accounts receivable at December 31, 2003 and 2004, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company’s operations.

The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 23% of the net revenue of the Company for the year ended December 31, 2002, 24% of the net revenue of the Company for the year ended December 31, 2003 and 26% of the net revenue of the Company for the year ended December 31, 2004. EPO is produced by a single manufacturer.

Impairment of Goodwill and Long-Lived Assets to be Disposed Of

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill for impairment at a reporting unit level at least annually. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is assigned to each reporting unit based on the geographic location of assets acquired. If the fair value of a reporting unit is determined to be less than its carrying amount, then the Company compares the implied fair value of the goodwill to its carrying value. If the implied fair value of the goodwill is less than its carrying value, then an impairment loss is recognized for that difference. No goodwill impairment losses were recognized during 2004, 2003 or 2002.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when events, circumstances or operating results indicate that the carrying value of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used, might be impaired, the Company evaluates such assets for impairment based on estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. If related long-lived assets are identified as impaired, the impairment is equal to the amount by which the carrying value of the assets exceeds the fair value of those assets as determined by independent appraisals or estimates of discounted future cash flows. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Derivative Financial Instruments

The Company manages its interest rate risk by using interest rate swaps to achieve an overall desired position on floating interest rates. Effective June 30, 2004, the Company entered into an interest rate swap agreement to hedge the interest rate risk on $150,000 of our term loan. These derivative financial instruments are not held or issued for trading purposes. The derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The hedge is structured to qualify for the shortcut method; therefore, changes in the fair value of the agreement are recorded as other comprehensive income (loss). During 2004 the fair value of the interest rate swaps, net of a tax benefit of $127, decreased by approximately $204 and was recognized as other comprehensive loss.

3. BUSINESS ACQUISITIONS

2004 Acquisitions

During 2004, we completed eight acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $297,885. Our largest acquisition was the purchase of National Nephrology Associates, Inc. (“NNA”) on April 2, 2004. The purchase price of NNA consisted of a net cash payment of approximately $163,000 and an assumption of all of NNA’s outstanding debt, including its $160,000, 9% senior subordinated notes. NNA provided dialysis services to approximately 5,600 patients and operated 87 outpatient dialysis facilities in 15 states, as well as providing acute dialysis services to more than 50 hospitals.

Each of the eight transactions involved the acquisition of one or more entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened existing market share within a specific geographic area or provided an entrance into a new market. We began recording the results of operations for each of these acquired businesses at the effective date of the respective transaction. Goodwill resulting from these transactions amounted to $407,686, and the Company expects that approximately $225,856 of that goodwill will be deductible for income tax purposes.

The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the eight acquisitions completed during 2004:

Accounts receivable, net	$45,410
Inventory and other current assets	23,778
Property, plant and equipment, net	50,713
Intangible assets	20,646
Goodwill	407,686
Other Assets	19,343

Total assets acquired	567,576
Total liabilities assumed	(269,691)

Net assets acquired	$297,885

Some of the estimated fair values of assets and liabilities are preliminary and may be adjusted. As of December 31, 2004, items that may be adjusted primarily include deferred tax assets and liabilities, as the Company is awaiting additional information to complete its analysis. Intangible assets primarily represent the value assigned to contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. Related amounts will be amortized over the lives of the contracts, which generally range from five to fifteen years. The Company recorded estimated employee severance costs of $1,000 and estimated contract termination costs of $1,500 associated with the NNA acquisition. As of December 31, 2004 $256 remains outstanding pending the employee terminations, and there is no amount of estimated contract termination cost outstanding.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed in 2003:

Accounts receivable, net	$986
Inventory	255
Property, plant and equipment, net	1,579
Intangible assets	656
Goodwill	10,912

Total assets acquired	14,388
Total liabilities assumed	234

Net assets acquired	$14,154

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Goodwill resulting from these transactions amounted to $10,912, and the Company expects that all of that goodwill will be deductible for income tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed in 2002:

Accounts receivable, net	$1,570
Inventory	457
Property, plant and equipment, net	3,329
Intangible assets	3,986
Goodwill	32,136

Total assets acquired	41,478
Total liabilities assumed	983

Net assets acquired	$40,495

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction. Goodwill resulting from these transactions amounted to $32,136 and was not amortized during 2002 in accordance with the requirements of SFAS No. 142. The Company expects that all of that goodwill will be deductible for income tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to ten years.

Pro Forma Data (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired businesses, as if each of the 2004 acquisitions had been consummated as of the beginning of each year below, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	2003	2004
Pro forma net revenue	$1,328,327	$1,436,881

Pro forma net income	$110,929	$125,606

Pro forma net income per share

Basic	$1.53	$1.86

Diluted	$1.48	$1.80

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (including assets recorded under capital leases):

	December 31,
	2003	2004
Medical equipment	$143,758	$190,267
Computer software and equipment	57,718	69,072
Furniture and fixtures	27,027	34,011
Leasehold improvements	101,113	145,882
Buildings	23,511	45,132
Construction-in-progress	15,058	16,341

	368,185	500,705
Less accumulated depreciation	(143,788)	(184,173)

	$224,397	$316,532

Depreciation expense was $38,191, $42,561 and $53,538 for the years ended December 31, 2002, 2003 and 2004, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with the requirements of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002, and it is required to disclose goodwill separately from other intangible assets in the balance sheet. Additionally, the Company must test goodwill for impairment on a periodic basis. The Company completed its annual impairment testing and identified no impairments as of December 31, 2004.

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, are as follows:

Balance as of December 31, 2002	$275,666
Goodwill acquired during the period	10,912

Balance as of December 31, 2003	286,578
Goodwill acquired during the period	407,686

Balance as of December 31, 2004	$694,264

The Company’s separately-identifiable intangible assets, which consist of non-competition agreements and acute dialysis services agreements, are as follows:

	December 31,
	2003	2004
Carrying amount	$24,113	$49,012
Accumulated amortization	(10,067)	(14,692)
Net	$14,046	$34,320

Separately-identifiable intangible assets are being amortized over their useful lives, ranging from five to fifteen years. Amortization expense was $2,241, $2,344 and $4,811 for the years ended December 31, 2002, 2003 and 2004, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

Year ending December 31,	Amount
2005	$5,305
2006	5,305
2007	4,850
2008	4,620
2009	2,751

6. LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2003 and December 31, 2004:

	December 31,	December 31,
	2003	2004
Term loan facility, bearing interest at a variable rate (4.4% at December 31, 2004)	$—	$312,813
9% senior subordinated notes	—	159,685
Obligations under capital leases	2,553	4,151
Other	281	3,357

Total indebtedness, excluding fair value premium	2,834	480,006
Add: 9% senior subordinated notes fair value premium	—	23,608

Total long-term debt	2,834	503,614
Less: current portion	182	23,969

	$2,652	$479,645

Credit Agreements

As of December 31, 2003, we had two credit agreements with a group of banks totaling $150,000. On February 10, 2004, we entered into a new credit agreement (the “2004 Agreement”) with a group of banks totaling up to $700,000. The 2004 Agreement replaced both of our prior facilities. The 2004 agreement has a $150,000 revolving credit facility, a $325,000 term loan facility and a $225,000 incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. The revolving credit facility and the $325,000 term loan facility have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.

The revolving credit facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement accrue interest at variable rates determined by the Company’s leverage ratio. Effective June 30, 2004, we entered into interest rate swap agreements to hedge interest rate risk on $150,000 of our term loan (See “Interest Rate Swap” below). The portion of our borrowings that is subject to variable rates carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise.

9% Senior Subordinated Notes

With the acquisition of NNA, we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes (the “Notes”), due 2011. We recorded the Notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the Notes and the face amount on the date of acquisition. Accordingly, the Notes were recorded at the estimated fair value of $185,600. As of December 31, 2004, the carrying value of the Notes was $183,293.

The Notes bear interest at the rate of 9% per annum on the face amount. The fair value premium is being recognized over the life of the Notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the Notes as of December 31, 2004 was 6.3%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

Interest Rate Swap

Effective June 30, 2004, the Company entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. The interest payments are subject to adjustment based on our leverage ratio. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we will record changes in the fair value of the agreement directly in comprehensive income. As of December 31, 2004, the notional amount of the swap agreements was $150,000 and its fair value was a $331 liability, resulting in an other comprehensive loss during 2004 of $204 (net of a related tax benefit of $127).

Obligations Under Capital Leases

Obligations under capital leases consist primarily of capital leases for buildings and equipment maturing at various times through August 2015. See the maturity schedule for capital leases included at Note 9.

Other

The other long-term debt consists primarily of notes maturing at various times through February 2009.

Maturities of Long-Term Debt

The aggregate maturities of long-term debt, excluding the fair value premium, at December 31, 2004 are as follows:

2005	$24,409
2006	30,876
2007	57,209
2008	156,675
2009	49,418
Thereafter	161,419

$480,006

Guarantor Information

Our wholly-owned subsidiaries have guaranteed the Notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004. The information segregates Renal Care Group, Inc. (the “parent company”), the combined wholly-owned subsidiary guarantors and the combined non-guarantor subsidiaries and reflects consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.

Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2003
Cash and cash equivalents	$20,157	$2,646	$27,492	$—	$50,295
Accounts receivable, net	—	117,209	56,470	—	173,679
Other current assets	35,329	21,467	11,334	—	68,130

Total current assets	55,486	141,322	95,296	—	292,104
Property, plant and equipment, net	27,841	123,894	69,924	2,738	224,397
Goodwill	1,483	187,848	96,947	300	286,578
Other assets	10,637	25,926	5,940	(25,709)	16,794

Total assets	$95,447	$478,990	$268,107	$(22,671)	$819,873

Current liabilities (including intercompany assets and liabilities)	$(261,412)	$315,138	$126,004	$(10,293)	$169,437
Long-term debt	—	—	2,652	—	2,652
Long-term liabilities	42,951	1,243	94	—	44,288
Minority interest	—	30,091	2,347	213	32,651
Stockholders’ equity	313,908	132,518	137,010	(12,591)	570,845

Total liabilities and stockholders’ equity	$95,447	$478,990	$268,107	$(22,671)	$819,873

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2004
Cash and cash equivalents	$—	$—	$31,945	$(14,014)	$17,931
Accounts receivable, net	—	198,778	76,595	—	275,373
Other current assets	45,749	23,320	10,711	—	79,780

Total current assets	45,749	222,098	119,251	(14,014)	373,084
Property, plant and equipment, net	29,542	189,434	96,408	1,148	316,532
Goodwill	1,483	574,815	117,666	300	694,264
Other assets	11,433	99,033	7,436	(72,197)	45,705

Total assets	$88,207	$1,085,380	$340,761	$(84,763)	$1,429,585

Current liabilities (including intercompany assets and liabilities)	$(696,828)	$813,091	$157,344	$(27,488)	$246,119
Long-term debt	476,184	(259)	3,720	—	479,645
Long-term liabilities	63,367	2,253	461	—	66,081
Minority interest	—	39,610	5,989	20	45,619
Stockholders’ equity	245,484	230,685	173,247	(57,295)	592,121

Total liabilities and stockholders’ equity	$88,207	$1,085,380	$340,761	$(84,763)	$1,429,585

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2002
Net revenue	$1,045	$646,080	$261,587	$(5,325)	$903,387
Total operating costs and expenses	35,116	496,254	205,563	(5,225)	731,708

Income (loss) from operations	(34,071)	149,826	56,024	(100)	171,679
Interest expense, net	1,140	—	—	—	1,140
Minority interest	—	17,827	3,683	(100)	21,410
Provision (benefit) for income taxes	(13,379)	50,159	19,889	—	56,669

Net income (loss)	$(21,832)	$81,840	$32,452	$—	$92,460

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2003
Net revenue	$1,524	$688,379	$319,680	$(4,264)	$1,005,319
Total operating costs and expenses	43,611	520,870	254,444	(4,264)	814,661

Income (loss) from operations	(42,087)	167,509	65,236	—	190,658
Interest expense, net	629	—	—	—	629
Minority interest	—	23,853	1,578	—	25,431
Provision (benefit) for income taxes	(16,231)	54,584	24,189	—	62,542

Net income (loss)	$(26,485)	$89,072	$39,469	$—	$102,056

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2004
Net revenue	$2,224	$926,046	$422,419	$(5,642)	$1,345,047
Total operating costs and expenses	48,077	731,419	317,346	(5,642)	1,091,200

Income (loss) from operations	(45,853)	194,627	105,073	—	253,847
Interest expense (income), net	16,966	2,630	1,032	—	20,628
Minority interest	—	32,418	2,751	—	35,169
Provision (benefit) for income taxes	(24,174)	61,411	38,980	—	76,217

Net income (loss)	$(38,645)	$98,168	$62,310	$—	$121,833

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$(21,832)	$81,840	$32,452	$—	$92,460
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	84,530	(32,809)	21,106	3,336	76,163

Net cash provided by operating activities	62,698	49,031	53,558	3,336	168,623
Net cash used in investing activities	(7,960)	(54,095)	(31,713)	(3,652)	(97,420)
Net cash (used in) provided by financing activities	(63,163)	2,896	—	—	(60,267)

Increase (decrease) in cash and cash equivalents	(8,425)	(2,168)	21,845	(316)	10,936
Cash and cash equivalents, at beginning of period	8,425	4,652	14,346	—	27,423

Cash and cash equivalents, at end of period	$—	$2,484	$36,191	$(316)	$38,359

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(26,485)	$89,072	$39,469	$—	$102,056
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	136,739	(53,679)	10,517	(9,084)	84,493

Net cash provided by operating activities	110,254	35,393	49,986	(9,084)	186,549
Net cash used in investing activities	(9,985)	(35,231)	(34,052)	764	(78,504)
Net cash (used in) provided by financing activities	(80,112)	—	(24,633)	8,636	(96,109)

Increase (decrease) in cash and cash equivalents	20,157	162	(8,699)	316	11,936
Cash and cash equivalents, at beginning of period	—	2,484	36,191	(316)	38,359

Cash and cash equivalents, at end of period	$20,157	$2,646	$27,492	$—	$50,295

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(38,645)	$98,168	$62,310	$—	$121,833
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(82,851)	100,204	9,845	29,100	56,298

Net cash provided by operating activities	(121,496)	198,372	72,155	29,100	178,131
Net cash used in investing activities	(168,486)	(200,068)	(41,478)	1,590	(408,442)
Net cash (used in) provided by financing activities	269,825	(950)	(26,224)	(44,704)	197,947

Increase (decrease) in cash and cash equivalents	(20,157)	(2,646)	4,453	(14,014)	(32,364)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$—	$31,945	$(14,014)	$17,931

7. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$40,205	$38,716	$52,274
State and local	5,250	4,309	8,020

	45,455	43,025	60,294

Deferred:
Federal	10,079	17,152	14,062
State and local	1,135	2,365	1,861

	11,214	19,517	15,923

Provision for income taxes	$56,669	$62,542	$76,217

At December 31, 2004, the Company has net operating loss carryforwards of approximately $318,000 for state income tax purposes that expire in years 2005 through 2022, and a capital loss carryforward of approximately $2,200 that expires in 2006. The utilization of the state net operating loss carryforwards in future years is dependent upon the profitability of certain subsidiary corporations. The utilization of the capital loss carryforward requires capital gain income in the future. Therefore, the Company has recorded a valuation allowance of $10,359 against the deferred tax asset attributable to the state net operating loss carryforwards and the capital loss carryforward, which represents an increase in the valuation allowance of $2,603 in 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$6,928	$9,531
Capital loss carryforward	828	828
Allowance for doubtful accounts	2,840	6,973
Accrued vacation and other accrued liabilities	11,770	28,243
Notes revaluation	—	8,971
Investment in partnerships	—	226
Other	53	781
Less: valuation allowance	(7,756)	(10,359)

	14,663	45,194

Deferred tax liabilities:
Depreciation	17,851	25,967
Amortization	22,629	41,042
Investments in partnerships	748	—

	41,228	67,009

Net deferred tax liability	$26,565	$21,815

On April 2, 2004, the Company acquired approximately $20,571 of net deferred tax assets from NNA. In addition to the provision for income taxes included in the accompanying income statements, a deferred tax benefit of $127 related to the interest rate swap agreement has been reflected in the accumulated other comprehensive loss as reported in the accompanying statement of stockholder’s equity for the year ended December 31, 2004.

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

	Year Ended December 31,
	2002	2003	2004
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	1.2	1.7	2.5
Increase in valuation allowances	1.8	1.0	0.7
Other	—	0.3	0.3

Effective income tax rate	38.0%	38.0%	38.5%

8. STOCKHOLDERS’ EQUITY (numbers of shares in thousands)

Stock Option Plans

As of December 31, 2004, the Company had seven stock option plans. The Company has also issued options, referred to in these financial statements as Free Standing Options outside of these plans. Options issued as Free Standing Options are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.

Options issued under the 2004, 1999 and 1996 Employee Plans have similar terms and purposes. Specifically, options under each of these plans are available for grant to eligible employees and other key persons, the options generally vest over four to five years and have a term of ten years from the date of issuance. These plans were adopted in 2004, 1999 and 1996, and have 6,750, 11,250, and 9,000 shares of common stock reserved for issuance, respectively.

Options issued under the Equity Compensation Plan (“Equity Plan”) are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. This plan was adopted by Dialysis Centers of America, Inc. (“DCA”) in 1995, and there are 525 shares of common stock reserved for issuance. The Company merged with DCA in a pooling-of-interests transaction in February 1999.

Options issued under the 1994 Stock Option Plan (“1994 Plan”) are for directors, officers and other key persons. These options vest over four years, and have a term of ten years from the date of issuance. This plan was adopted in 1994, and there are 1,080 shares of common stock reserved for issuance.

Options issued under the Directors Plan are for non-management directors. These options vest immediately, and have a term of ten years from the date of issuance. The plan was adopted in 1996, and there are 337 shares of common stock reserved for issuance.

Options issued under the RDM Plan are for directors, officers, and other key persons. These options vest immediately upon grant and have a term of 5 to 10 years from the date of issuance. The plan was adopted by Renal Disease Management by Physicians, Inc. (“RDM”) in 1997, and there are 163 shares of common stock reserved for issuance. The Company merged with RDM in a pooling-of-interests transaction in April 2000.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then-current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 2002 through December 31, 2004:

										Weighted
		2004	1999	1996						Average
	Free	Employee	Employee	Employee	Equity	1994	Directors	RDM	Exercise Price	Exercise
	Standing	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Range	Price
Balance at December 31, 2001	1,337	—	4,545	4,035	25	13	100	29	$2.22–$19.75	$12.18
Granted	—	—	2,880	—	—	—	17	—	18.87 – 21.80	18.94
Exercised	(410)	—	(729)	(1,056)	—	—	(7)	(9)	2.22 – 19.75	10.15
Forfeited	(1)	—	(96)	(83)	—	—	—	—	9.37 – 18.93	12.75

Balance at December 31, 2002	926	—	6,600	2,896	25	13	110	20	2.22 – 21.80	14.44
Granted	—	—	2,868	—	—	—	43	—	20.00 – 25.21	22.97
Exercised	(344)	—	(1,986)	(1,200)	(1)	—	—	(7)	2.22 – 19.35	13.87
Forfeited	(52)	—	(817)	(92)	—	—	—	—	10.63 – 23.10	18.35

Balance at December 31, 2003	530	—	6,665	1,604	24	13	153	13	2.22 – 25.21	17.13
Granted	—	1,639	—	—	—	—	93	—	27.92 – 33.16	31.57
Exercised	(189)	—	(847)	(546)	(6)	—	(34)	(4)	2.22 – 23.10	14.02
Forfeited	(34)	(5)	(114)	(5)	—	—	—	—	10.63 – 31.57	20.94

Balance at December 31, 2004	307	1,634	5,704	1,053	18	13	212	9	$2.22–$33.16	$20.44

Available for grant at December 31, 2004	—	5,116	1,533	289	—	—	68	—

Exercisable at December 31, 2002	642	—	1,824	2,580	25	13	110	20

Exercisable at December 31, 2003	441	—	1,560	1,499	24	13	152	14

Exercisable at December 31, 2004	289	25	2,499	1,038	18	13	212	9

The weighted-average fair value of options granted during 2002, 2003 and 2004 is $7.70, $8.99 and $12.12, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Number	Weighted		Number
	Outstanding as	Average	Weighted	Exercisable as	Weighted
	of	Remaining	Average	of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2004	Life	Price	2004	Price
$2.22 - $18.68	2,917	4.37	$12.57	2,640	$11.96
$18.87 - $23.10	3,978	8.04	21.01	1,242	20.40
$23.26 - $32.95	1,993	9.46	30.46	159	26.48
$33.16 - $33.16	62	9.44	33.16	62	33.16

$2.22 - $33.16	8,950	7.17	$20.44	4,103	$15.39

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

	Year Ended December 31,
	2002	2003	2004
Expected volatility	40%	39%	37%
Expected dividend yield	None	None	None
Risk-free interest rate	3.75%	3.25%	3.70%
Expected life of options	5 years	5 years	4 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics that are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The Company’s pro forma information follows:

	Year Ended December 31
	2002	2003	2004
Net income, as reported	$92,460	$102,056	$121,833
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	380	424	244
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(8,028)	(8,663)	(10,365)

Pro forma net income	$84,812	$93,817	$111,712

Net income per share:
Basic, as reported	$1.26	$1.40	$1.80

Basic, pro forma	$1.15	$1.29	$1.65

Diluted, as reported	$1.21	$1.37	$1.74

Diluted, pro forma	$1.11	$1.26	$1.60

The effect of applying SFAS No. 123 and SFAS No. 148 for providing pro forma disclosure is not likely to be representative of the effect on reported net income for future years.

Stock Split

On April 27, 2004, the Company announced a three-for-two stock split in the form of a stock dividend distributed to shareholders of record as of May 7, 2004. On May 24, 2004 the Company issued one share for every two shares held by shareholders as of the record date. The par value of our common stock remained unchanged at $0.01. All share amounts in these financial statements have been restated to reflect the stock split.

Authorized Shares

On June 9, 2004, our shareholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 90,000 to 150,000.

9.      LEASES

The Company rents office and space for its dialysis facilities under lease agreements that are classified as operating leases for financial statement purposes. The Company’s capital leases are primarily for buildings and equipment. At December 31, 2004, future minimum rental payments for non-cancelable operating leases with terms of one year or more, and capital leases consisted of the following:

	Operating	Capital
	Leases	Leases
2005	$40,039	$1,746
2006	37,286	629
2007	35,366	517
2008	31,389	416
2009	25,918	428
Thereafter	91,574	2,679

Less: portion representing interest		(2,264)

	$261,572	$4,151

Certain leases of the Company contain escalating payments and are recorded on a straight-line basis. Rent expense was $27,074, $30,729 and $45,055 for the years ended December 31, 2002, 2003 and 2004, respectively.

10.      EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $2,518, $2,978 and $3,294 for the years ended December 31, 2002, 2003 and 2004, respectively.

Defined Benefit Plans

Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make 120 monthly payments of $54 each to Mr. Brook’s beneficiary, beginning in April 2003. As a result, the Company recorded a $5,350 charge representing the pre-tax net present value of such payments during the first quarter of 2003. As of December 31, 2004 the Company has accrued liabilities totaling $4,561 related to this defined benefit plan.

On January 1, 2005, the Company adopted a Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to the Company’s executive officers. The SERP will be accounted for as a defined benefit plan under SFAS No. 87, Employers’ Accounting for Pensions.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“Stock Purchase Plan”) that provides substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, the participant’s December 31 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year or December 31. At December 31, 2003 and 2004, $3,055 and $4,511, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.

11.      EARNINGS PER SHARE

Basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options and warrants calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share.

	2002	2003	2004
Numerator:
Numerator for basic and diluted net income per share	$92,460	$102,056	$121,833
Denominator:
Denominator for basic net income per share weighted-average shares	73,467	72,719	67,581
Effect of dilutive securities:
Stock options	2,568	2,034	2,311
Warrants	116	—	—

Denominator for diluted net income per share-adjusted weighted-average shares and assumed conversions	76,151	74,753	69,892

Basic net income per share	$1.26	$1.40	$1.80

Diluted net income per share	$1.21	$1.37	$1.74

12.      COMMITMENTS AND CONTINGENCIES

On October 25, 2004, the Company received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of the Company’s business and operations, including those of RenaLab, Inc., the Company’s laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To the Company’s knowledge no proceedings have been initiated against the Company at this time, although the Company cannot predict whether or when proceedings might be initiated. The Company intends to cooperate with the government’s investigation. Compliance with the subpoena will require the Company to incur legal expenses and will require management attention. The Company cannot predict whether legal proceedings will be initiated against it in connection with this investigation or, if initiated, the outcome of any proceedings.

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

The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of five to ten years with renewal options of two or three years. As of December 31, 2004, estimated commitments for medical director fees for the year 2005 are $24,239 and are $126,026 over the remaining lives of the agreements.

13.      SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following tables include, for 2003 and 2004, certain selected quarterly financial data. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information included therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$242,143	247,061	253,835	262,280
Operating expenses	190,177	187,653	192,743	199,183
Depreciation and amortization	10,298	11,579	11,365	11,663

Income from operations	41,668	47,829	49,727	51,434
Interest expense, net	285	165	76	103
Minority interest	6,308	6,029	6,837	6,257

Income before income taxes	35,075	41,635	42,814	45,074
Provision for income taxes	13,323	15,822	16,269	17,128

Net income	$21,752	25,813	26,545	27,946

Net income per share:
Basic	$0.30	$0.35	$0.36	$0.39

Diluted	$0.29	$0.34	$0.35	$0.38

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$278,028	$340,854	$356,111	$370,054
Operating expenses	209,158	265,239	274,200	284,254
Depreciation and amortization	12,163	14,900	15,344	15,942

Income from operations	56,707	60,715	66,567	69,858
Interest expense, net	965	5,765	6,869	7,029
Minority interest	7,214	7,690	10,158	10,107

Income before income taxes	48,528	47,260	49,540	52,722
Provision for income taxes	18,441	18,077	19,072	20,627

Net income	30,087	$29,183	$30,468	$32,095

Net income per share:
Basic	$0.43	$0.44	$0.45	$0.48

Diluted	$0.42	$0.42	$0.44	$0.46

Schedule II

Renal Care Group, Inc.
Consolidated Schedule — Valuation and Qualifying Accounts
(in thousands)

	Balance		Amount		Balance
	Beginning	Allowances	Charged to		At End of
	Of Period	Acquired	Expense	Write-Offs	Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$45,260	$—	$23,501	$(25,084)	$43,677

Year ended December 31, 2003	$43,677	$—	$26,200	$(37,716)	$32,161

Year ended December 31, 2004	$32,161	$19,651	$32,550	$(39,231)	$45,131

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 1st day of March, 2005.

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

/s/ Gary A. Brukardt	President, Chief Executive	March 1, 2005
Officer and Director
Gary A. Brukardt	(Principal Executive Officer)

/s/ David M. Dill	Executive Vice President,	March 1, 2005
Chief Financial Officer and
David M. Dill	Treasurer (Principal Financial
and Accounting Officer)

/s/ Peter J. Grua		March 1, 2005
Director
Peter J. Grua

/s/ Joseph C. Hutts		March 1, 2005
Director
Joseph C. Hutts

March __, 2005
Director
Harry R. Jacobson, M.D.

/s/ William P. Johnston	Chairman of the Board	March 1, 2005
Director
William P. Johnston

/s/ William V. Lapham		March 1, 2005
Director
William V. Lapham

/s/ Thomas A. Lowery, M.D.		March 1, 2005
Director
Thomas A. Lowery, M.D.

/s/ Stephen D. McMurray, M.D.		March 1, 2005
Director
Stephen D. McMurray, M.D.

/s/ C. Thomas Smith		March 1, 2005
Director
C. Thomas Smith

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated February 2, 2004 by and among Renal Care Group, Inc., Titan Merger Subsidiary, Inc., National Nephrology Associates, Inc. and certain equity holders of National Nephrology Associates, Inc.(24)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company(2)

3.1.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)

3.1.3	Certificate of Amendment of Amended and Restated Certification of Incorporation of the Company(10)

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Indenture, dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A.(24)

4.2	First Supplemental Indenture, dated as of April 2, 2004, by and among Renal Care Group, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.(24)

4.3	Reserved

4.4	Purchase Agreement, dated as of October 16, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein(24)

4.5	Registration Rights Agreement dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named herein and the Initial Purchasers named herein(24)

4.6	Form of 9% Senior Subordinated Note Due 2011, including Form of Guarantee (included in Exhibit 4.1)

10.1	Employment Agreement, effective as of December 15, 2003, between the Company and Raymond Hakim, M.D.(22)*

10.2	Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (4)

10.2.1	Amendment Number 1, to Medical Director Services Agreement, effective as of January 1, 1999, between the Company and Indiana Dialysis Management, P.C.(22)

10.2.2	Amendment Number 2 to Medical Director Services Agreement, effective as of February 12, 2002, between the Company and Indiana Dialysis Management.(22)

10.3	Medical Director Services Agreement, effective as of February 12, 2003, between the Company and Tyler Nephrology Associates, P.A.(22)

10.4	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (4)

Exhibit
Number	Description of Exhibits
10.5	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (4)

10.6	Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (4)

10.7	Dialysis Center Management Agreement, effective as of July 1, 2001, between Renal Group, Inc. and Vanderbilt University (23)

10.8	1996 Stock Option Plan for Outside Directors (1)*

10.9	Fourth Amended and Restated 1996 Stock Incentive Plan (5)*

10.10	Amended and Restated Employee Stock Purchase Plan (2)*

10.11	Employment Agreement, April 28, 2003, between the Company and Gary Brukardt (20)*

10.12	Credit Agreement, dated as of February 10, 2004, by and among Renal Care Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and Bank of America, N.A. as Administrative Agent (16)

10.13	Stock Option Agreement, dated April 30, 1997, between the Company and Gary Brukardt (2)*

10.14	Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (6)

10.15	Stock Option Agreement, dated May 22, 1998, between the Company and Gary A. Brukardt (7)*

10.16	Stock Option Agreement, dated May 22, 1998, between the Company and Raymond Hakim, M.D. (7)*

10.17	Stock Option Agreement, dated June 5, 1998, between the Company and Joseph C. Hutts (7)*

10.18	Stock Option Agreement, dated June 5, 1998, between the Company and Harry R. Jacobson, M.D. (7)*

10.19	Agreement No. 20010240, between Renal Care Group, Inc. and Amgen Inc. effective January 1, 2002 (The Company has requested confidential treatment of certain portions of this Exhibit.)(15)

10.19.1	Amendment #2 dated February 10, 2003 to Agreement No. 200010240 between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)(21)

10.19.2	Agreement No. 200308361, between Renal Care Group, Inc. and Amgen Inc. effective January 1, 2004 (The Company has requested confidential treatment of certain portions of this Exhibit.)

10.19.3	Amendment No. 1 to Agreement No. 200308361, between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)

Exhibit
Number	Description of Exhibits
10.20	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (8)*

10.21	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (8)*

10.22	Renal Care Group, Inc. 1999 Long-Term Incentive Plan (9)*

10.22.1	Amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (12)*

10.22.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan (19)*

10.23	Stock Option Agreement, dated August 30, 1999, between the Company and Gary A. Brukardt (11)*

10.24	Stock Option Agreement, dated August 30, 1999, between the Company and Raymond Hakim, M.D. (11)*

10.25	Stock Option Agreement, dated June 2, 1999, between the Company and Joseph C. Hutts (11)*

10.26	Stock Option Agreement, dated June 2, 1999, between the Company and Harry R. Jacobson, M.D. (11)*

10.27	Stock Option Agreement, dated July 22, 1999, between the Company and William V. Lapham (11)*

10.28	Stock Option Agreement, dated June 8, 2000, between the Company and Joseph C. Hutts (13)*

10.29	Stock Option Agreement, dated June 8, 2000, between the Company and Harry R. Jacobson, M.D.(13)*

10.30	Stock Option Agreement, dated June 8, 2000, between the Company and William V. Lapham(13)*

10.31	Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(13)*

10.32	Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(13)*

10.33	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt(14)*

10.34	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim(14)*

10.35	Stock Option Agreement dated June 7, 2001 between the Company and Joseph C. Hutts(15)*

10.36	Stock Option Agreement dated June 7, 2001 between the Company and William V. Lapham(15)*

10.37	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan(17)

10.38	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors(17)

10.39	Medical Director Services Agreement, dated May 1, 2002, between the Company and Tyler Nephrology Associates, P.A.(18)

Exhibit
Number	Description of Exhibits
10.40	Medical Director Services Agreement, dated July 11, 2002 between the Company and Tyler Nephrology Associates, P.A.(18)

10.41	Renal Care Group Supplemental Benefit Plan(19)*

10.42	Plan Agreement dated February 25, 2003 between Renal Care Group, Inc. and Sam A. Brooks(19)*

10.42.1	Amendment #1 to Plan Agreement under the Renal Care Group, Inc. Supplemental Benefit Plan dated as of May 29, 2003(20)*

10.43	Form of Indemnity Agreement between the Company and directors and certain officers(19)

10.44	Employment Agreement, effective as of November 3, 2003, between the Company and David M. Dill(22)*

10.45	Employment Agreement, effective as of November 30, 2003, between the Company and Timothy P. Martin(22)*

10.46	Employment Agreement effective as of December 31, 2003 between the Company and Douglas B. Chappell(22)*

10.47	2004 Stock and Incentive Compensation Plan(23)

10.48	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 2004 Stock and Incentive Compensation Plan(25)

10.49	Employment Agreement, effective as of February 3, 2005, between the Company and David M. Maloney*

21.1	List of subsidiaries of the Company

23.1.1	Consent of Ernst & Young LLP

23.1.2	Consent of Ernst & Young LLP

24.1	Power of Attorney (contained on the signature page of this report)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).

(5)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).

(9)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).

(12)	Incorporated by reference to the Company’s definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).

(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 0-27640).

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 0-27640).

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 0-27640).

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 0-27640).

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-27640).

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-27640).

(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-27640).

(22)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003

(Commission File No. 0-27640).

(23)	Incorporated by reference to the Company’s definitive Proxy Statement filed May 6, 2004 relating to the 2004 Annual Meeting of Stockholders (Commission File No. 0-27640).

(24)	Incorporated by reference to the Company’s Form 8-K dated as of April 26, 2004 (Commission File No. 0-27640).

(25)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 0-27640).

*	Management contract or executive compensation plan or arrangement.

**	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.