Form 10-Q
period 2005-03-31
RENAL CARE GROUP INC
filed 2005-05-04
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days). Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $.01 par value	67,997,913

RENAL CARE GROUP, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - December 31, 2004 and March 31, 2005 (unaudited)	1

Condensed Consolidated Income Statements - (unaudited) For the three months ended March 31, 2004 and 2005	2

Condensed Consolidated Statements of Cash Flows - (unaudited) For the three months ended March 31, 2004 and 2005	3

Notes to Condensed Consolidated Financial Statements - (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Risk Factors	15

Risk Factors	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signature	33

Exhibit Index	34

Note: Items 3 and 4 of Part II are omitted because they are not applicable

EX-10.50 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.51 LIMITED LIABILITY COMPANY AGREEMENT
EX-10.51.1 MANAGEMENT AGREEMENT 12/01/01
EX-10.51.2 AMENDMENT TO LIMITED LIABILITY COMPANY AGREEMENT
EX-10.52 LIMITED LIABILITY COMPANY AGREEMENT
EX-10.52.1 MANAGEMENT AGREEMENT 03/31/01
EX-10.52.2 AMENDMENT TO LIMITED LIABILITY COMPANY AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RENAL CARE GROUP, INC.

Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	March 31,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,931	$12,900
Accounts receivable, net	275,373	275,365
Inventories	23,359	25,771
Prepaid expenses and other current assets	26,817	23,033
Deferred income taxes	29,604	33,435

Total current assets	373,084	370,504
Property, plant and equipment, net	316,532	332,361
Intangible assets, net	34,320	35,407
Goodwill	694,264	717,746
Other assets	10,780	10,371

Total assets	$1,428,980	$1,466,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,929	$140,529
Due to third-party payors	80,007	88,061
Current portion of long-term debt	23,969	25,624

Total current liabilities	243,905	254,214
Long-term debt, net of current portion	479,645	474,909
Deferred income taxes	51,419	45,815
Other long-term liabilities	16,271	15,740
Minority interest	45,619	48,028

Total liabilities	836,859	838,706

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 82,317 and 82,770 shares issued at December 31, 2004 and March 31, 2005, respectively	823	828
Treasury stock, 14,514 and 14,766 shares of common stock at December 31, 2004 and March 31, 2005, respectively	(372,249)	(381,635)
Additional paid-in capital	411,888	421,945
Retained earnings	551,863	585,495
Accumulated other comprehensive (loss) income, net of tax	(204)	1,050

Total stockholders’ equity	592,121	627,683

Total liabilities and stockholders’ equity	$1,428,980	$1,466,389

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
Net revenue	$278,028	$373,509
Operating costs and expenses:
Patient care costs	179,372	246,579
General and administrative expenses	22,676	30,631
Provision for doubtful accounts	7,110	8,203
Depreciation and amortization	12,163	16,787

Total operating costs and expenses	221,321	302,200

Income from operations	56,707	71,309
Interest expense, net	965	7,261

Income before minority interest and income taxes	55,742	64,048
Minority interest	7,214	9,362

Income before income taxes	48,528	54,686
Provision for income taxes	18,441	21,054

Net income	$30,087	$33,632

Net income per share:
Basic	$0.44	$0.50

Diluted	$0.42	$0.48

Weighted average shares outstanding:
Basic	68,910	67,863

Diluted	71,223	70,361

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$30,087	$33,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,163	16,787
Loss on sale of property and equipment	154	394
Distributions to minority shareholders	(3,561)	(8,077)
Income applicable to minority interest	7,214	9,362
Deferred income taxes	—	(1,257)
Changes in operating assets and liabilities, net of effects from acquisitions	(600)	14,289

Net cash provided by operating activities	45,457	65,130

INVESTING ACTIVITIES
Purchases of property and equipment	(19,118)	(22,161)
Cash paid for acquisitions, net of cash acquired	(55,768)	(44,013)
Change in other assets	(3,173)	1,388

Net cash used in investing activities	(78,059)	(64,786)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	120,000	—
Payments on long-term debt	—	(4,063)
Net borrowings under line of credit and capital leases	25,921	982
Net proceeds from issuance of common stock	9,628	7,092
Repurchase of treasury shares	(135,636)	(9,386)

Net cash provided by (used in) financing activities	19,913	(5,375)

Decrease in cash and cash equivalents	(12,689)	(5,031)
Cash and cash equivalents at beginning of period	50,295	17,931

Cash and cash equivalents at end of period	$37,606	$12,900

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(dollars in thousands, except per share data)
(unaudited)

1. Basis of Presentation

Overview

     Renal Care Group, Inc. (the Company) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease. As of March 31, 2005, the Company provided dialysis and ancillary services to over 30,400 patients through more than 425 owned outpatient dialysis centers in 34 states, in addition to providing acute dialysis services at more than 210 hospitals.

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

     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the three months ended March 31, 2005 and 2004, approximately 55% of the Company’s net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2003 or 2004. Congress approved an increase of 1.6% in the Medicare ESRD composite rate for 2005, as well as changes in the way we are paid for separately billable drugs.

     The Medicare composite rate applies to a designated group of outpatient dialysis services, including the dialysis treatment, supplies used for the treatment, certain laboratory tests and medications, and most of the home dialysis services we provide. Renal Care Group receives separate reimbursement outside the composite rate for some other services, drugs, including specific drugs such as EPO and some physician-ordered tests, including laboratory tests, provided to dialysis patients.

     Congress mandated a change in the way we are paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change results in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we are reimbursed for the top ten separately billable ESRD drugs at average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at the rate of average sales price plus 6.0%. In addition, the composite rate has increased by 8.7% in 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 will be neutral to Renal Care Group’s revenue per treatment and earnings.

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

     Renal Care Group derives a significant portion of our revenue and earnings from the administration of EPO. EPO is manufactured by a single company, Amgen, Inc. EPO is used to treat anemia, a medical complication frequently experienced by dialysis patients. Changes in the Company’s contract with Amgen for 2005 along with changes in Amgen’s packaging practices for EPO may result in an increase in the Company’s cost of EPO in 2005. The estimated impact of these changes was incorporated and communicated in Renal Care Group’s corporate goals for 2005. Net revenue from the administration of EPO was 24% and 26% of the net revenue of the Company for the three months ended March 31, 2005 and 2004, respectively.

Interim Financial Statements

     Management believes the information contained in this quarterly report on Form 10-Q reflects all adjustments necessary to make the results of operations for the interim periods a fair representation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. We suggest that you read these financial statements in conjunction with our consolidated financial statements and the related notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations as previously reported.

2. Business Acquisitions

2005 Acquisitions

     During the first quarter of 2005, we completed certain acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $44,013. Each of the transactions involved the acquisition of the net assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened our existing market share within a specific geographic area or provided us with an entrance into a new market. We began recording the results of operations for each of these acquired businesses at the effective dates of the respective transactions.

     The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed during the first three months of 2005:

Accounts receivable, net	$820
Inventory and other current assets	302
Property, plant and equipment, net	9,922
Intangible assets	2,034
Goodwill	32,270

Total assets acquired	45,348
Total liabilities assumed	1,335

Net assets acquired	$44,013

     Some of the estimated fair values of assets and liabilities are preliminary and may be adjusted. Items that may be adjusted include items such as deferred tax assets and liabilities, and the valuation of certain assets. Intangible assets primarily represent the value assigned to contracts such as non-competition agreements entered into in the transactions. Related amounts will be amortized over the lives of the contracts, which generally range from five to fifteen years.

Pro Forma Data

     The following summary, prepared on a pro forma basis, combines our results of operations with those of the businesses we acquired in 2005. These pro forma results reflect the acquisitions as if consummated as of the beginning of the period presented, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	Three Months Ended
	March 31,
	2004	2005
Pro forma net revenue	$281,756	$374,568

Pro forma net income	$30,503	$33,663

Pro forma net income per share:
Basic	$0.44	$0.50

Diluted	$0.43	$0.48

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.

3. Long-Term Debt

     Long-term debt consisted of the following as of December 31, 2004 and March 31, 2005:

	December 31,	March 31,
	2004	2005
Term loan facility, bearing interest at a variable rate (4.7% at March 31, 2005)	$312,813	$308,750
9% senior subordinated notes	159,685	159,685
Obligations under capital leases	4,151	3,774
Other	3,357	5,401

Total indebtedness, excluding fair value premium	480,006	477,610
Add: 9% senior subordinated notes fair value premium	23,608	22,923

Total long-term debt	503,614	500,533
Less: current portion	23,969	25,624

	$479,645	$474,909

Credit Agreements

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

     The revolving credit facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement accrue interest at variable rates determined by the Company’s leverage ratio. Effective June 30, 2004, we entered into interest rate swap agreements to hedge interest rate risk on $150,000 of our term loan (See Interest Rate Swap below). The portion of our borrowings that is subject to variable rates carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise.

9% Senior Subordinated Notes

     With the acquisition of National Nephrology Associates, Inc. (NNA), we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes due 2011 (the Notes). We recorded the Notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the Notes and the face amount on the date of acquisition. Accordingly, the Notes were recorded at the estimated fair value of $185,600. As of March 31, 2005, the carrying value of the Notes was $182,608.

     The Notes bear interest at the rate of 9% per annum on the face amount. The fair value premium is being recognized over the life of the Notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the Notes as of March 31, 2005 was 6.4%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

Interest Rate Swap

     Effective June 30, 2004, the Company entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. The interest payments are subject to adjustment based on our leverage ratio. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we record changes in the fair value of the agreement directly in other comprehensive income. As of March 31, 2005, the notional amount of the swap agreements was $150,000 and its fair value was $1,707, resulting in an unrealized gain of $1,254 during 2005 (net of a related tax expense of $785).

Obligations Under Capital Leases

     Obligations under capital leases consist primarily of capital leases for buildings and equipment maturing at various times through August 2015.

Other

     The other long-term debt consists primarily of notes maturing at various times through February 2009.

Maturities of Long-Term Debt

     The aggregate maturities of long-term debt, excluding the fair value premium, at March 31, 2005 are as follows:

2005	$19,956
2006	30,858
2007	57,195
2008	156,664
2009	51,592
Thereafter	161,345

$477,610

Guarantor Information

     Our wholly-owned subsidiaries have guaranteed the Notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, respectively. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors and the combined non-guarantor subsidiaries and reflects consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.

Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2004
Cash and cash equivalents	$—	$—	$31,945	$(14,014)	$17,931
Accounts receivable, net	—	198,778	76,595	—	275,373
Other current assets	45,749	23,320	10,711	—	79,780

Total current assets	45,749	222,098	119,251	(14,014)	373,084
Property, plant and equipment, net	29,542	189,434	96,408	1,148	316,532
Goodwill	1,483	574,815	117,666	300	694,264
Other assets	10,828	99,033	7,436	(72,197)	45,100

Total assets	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

Current liabilities (including intercompany assets and liabilities)	$(699,042)	$813,091	$157,344	$(27,488)	$243,905
Long-term debt	476,184	(259)	3,720	—	479,645
Long-term liabilities	64,976	2,253	461	—	67,690
Minority interest	—	39,610	5,989	20	45,619
Stockholders’ equity	245,484	230,685	173,247	(57,295)	592,121

Total liabilities and stockholders’ equity	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of March 31, 2005
Cash and cash equivalents	$—	$—	$29,013	$(16,113)	$12,900
Accounts receivable, net	—	196,292	79,073	—	275,365
Other current assets	46,354	24,203	11,682	—	82,239

Total current assets	46,354	220,495	119,768	(16,113)	370,504
Property, plant and equipment, net	37,678	194,735	99,594	354	332,361
Goodwill	1,483	593,117	122,846	300	717,746
Other assets	5,604	99,552	7,720	(67,098)	45,778

Total assets	$91,119	$1,107,899	$349,928	$(82,557)	$1,466,389

Current liabilities (including intercompany assets and liabilities)	$(671,482)	$799,131	$156,598	$(30,033)	$254,214
Long-term debt	471,592	(277)	3,594	—	474,909
Long-term liabilities	51,422	7,661	765	1,707	61,555
Minority interest	—	41,191	6,869	(32)	48,028
Stockholders’ equity	239,587	260,193	182,102	(54,199)	627,683

Total liabilities and stockholders’ equity	$91,119	$1,107,899	$349,928	$(82,557)	$1,466,389

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2004
Net revenue	$187	$187,654	$91,386	$(1,199)	$278,028
Total operating costs and expenses	10,306	141,123	71,091	(1,199)	221,321

Income (loss) from operations	(10,119)	46,531	20,295	—	56,707
Interest expense, net	965	—	—	—	965
Minority interest	—	6,586	628	—	7,214
Provision (benefit) for income taxes	(4,212)	15,179	7,474	—	18,441

Net income (loss)	$(6,872)	$24,766	$12,193	$—	$30,087

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2005
Net revenue	$1,377	$260,093	$113,760	$(1,721)	$373,509
Total operating costs and expenses	14,857	203,934	85,130	(1,721)	302,200

Income (loss) from operations	(13,480)	56,159	28,630	—	71,309
Interest expense, net	7,345	(303)	219	—	7,261
Minority interest	—	8,482	880	—	9,362
Provision (benefit) for income taxes	(8,018)	18,472	10,600	—	21,054

Net income (loss)	$(12,807)	$29,508	$16,931	$—	$33,632

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2004
Cash flows from operating activities:
Net income (loss)	$(6,872)	$24,766	$12,193	$—	$30,087
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(28,729)	44,586	6,197	(6,684)	15,370

Net cash provided by (used in) operating activities	(35,601)	69,352	18,390	(6,684)	45,457
Net cash (used in) provided by investing activities	(4,469)	(66,291)	(12,168)	4,869	(78,059)
Net cash provided by financing activities	19,913	—	—	—	19,913

Increase (decrease) in cash and cash equivalents	(20,157)	3,061	6,222	(1,815)	(12,689)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$5,707	$33,714	$(1,815)	$37,606

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(12,808)	$29,508	$16,932	$—	$33,632
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	32,261	5,038	189	(5,990)	31,498

Net cash provided by (used in) operating activities	19,453	34,546	17,121	(5,990)	65,130
Net cash (used in) provided by investing activities	(19,578)	(34,236)	(11,766)	794	(64,786)
Net cash provided by (used in) financing activities	125	(310)	(8,287)	3,097	(5,375)

Decrease in cash and cash equivalents	—	—	(2,932)	(2,099)	(5,031)
Cash and cash equivalents, at beginning of period	—	—	31,945	(14,014)	17,931

Cash and cash equivalents, at end of period	$—	$—	$29,013	$(16,113)	$12,900

4. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended
	March 31
	2004	2005
Numerator:
Numerator for basic and diluted net income per share — net income	$30,087	$33,632
Denominator:
Denominator for basic net income per share — weighted-average shares	68,910	67,863
Effect of dilutive securities:
Stock options	2,313	2,498

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	71,223	70,361

Net income per share:
Basic	$0.44	$0.50

Diluted	$0.42	$0.48

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

     The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended
	March 31,
	2004	2005
Net income, as reported	$30,087	$33,632
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	31	56
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,387)	(2,479)

Pro forma net income	$27,731	$31,209

Net income per share:
Basic, as reported	$0.44	$0.50

Basic, pro forma	$0.40	$0.46

Diluted, as reported	$0.42	$0.48

Diluted, pro forma	$0.39	$0.44

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

7. Subsequent Event

     On May 3, 2005 the Company entered into a definitive merger agreement with Fresenius Medical Care AG in which Fresenius Medical Care will acquire all of the Company’s outstanding stock. Fresenius Medical Care will pay $48.00 for each share of outstanding common stock of the Company. Fresenius Medical Care will acquire the Company subject to its outstanding indebtedness of approximately $500.5 million. The transaction is expected to close in the second half of 2005.

     The Board of Directors of the Company and the management and supervisory boards of Fresenius Medical Care have approved the transaction. Completion of the transaction is subject to the approval of the Company’s stockholders as well as customary conditions to closing, including the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.

8. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock

Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

     Net Revenue. Net revenue increased from $278.0 million for the three months ended March 31, 2004 to $373.5 million for the three months ended March 31, 2005, an increase of $95.5 million, or 34.3%. This increase resulted primarily from a 33.2% increase in the number of treatments we performed from 860,249 in the 2004 period to 1,146,233 in the 2005 period. This growth in treatments is the result of our acquisition of NNA on April 2, 2004 and other dialysis facilities along with a 3.0% increase in same-market treatments for the 2005 period over the 2004 period. In addition, average patient revenue per treatment increased slightly from $323 in 2004 to $324 in 2005. During the first quarter of 2004 we resolved several contractual issues with payors that increased our net revenue per treatment by approximately $6 per treatment. Excluding the impact of these contractual issues with payors, the average patient revenue per treatment increased 2.2% from $317 in 2004 to $324 in 2005. The increase was largely due to the impact of our annual price increase implemented in the fourth quarter of 2004, favorable renegotiations of some of our managed care contracts, the net impact of Medicare’s 1.6% composite rate increase and changes in its reimbursement for separately billable drugs, along with an increase in the utilization of certain ancillary drugs.

     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $179.4 million for the three months ended March 31, 2004, to $246.6 million for the three months ended March 31, 2005, an increase of 37.5%. This increase was due principally to the increase in the number of treatments we performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of revenue increased from 64.5% in the 2004 period to 66.0% in the 2005 period. This increase is due to generally higher salary and benefit costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 2.9% from $209 in the 2004 period to $215 in the 2005 period. This increase was largely due to the higher cost structure in the former NNA facilities. Management believes that the Company will continue to face increases in the cost of labor through the remainder of 2005.

     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $22.7 million for the three months ended March 31, 2004 to $30.6 million for the three months ended March 31, 2005, an increase of 35.1%. The increase in general and administrative expenses over 2004 was due to increased costs associated with acquisitions closed subsequent to the first quarter of 2004. General and administrative expenses as a percentage of net revenue remained unchanged at 8.2% in 2005.

     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize revenue based upon a variety of factors. These factors include, but are not limited to, analysis of the revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $7.1 million for the three months ended March 31, 2004 to $8.2 million for the three months ended March 31, 2005, an increase of $1.1 million, or 15.4%. The provision for doubtful accounts as a percentage of net revenue decreased from 2.6% in the 2004 period to 2.2% in the 2005 period. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to continued improvements in the Company’s collection experience which is partially attributable to improvements in the amount of self-pay balances.

     Depreciation and Amortization. Depreciation and amortization increased from $12.2 million for the three months ended March 31, 2004 to $16.8 million for the three months ended March 31, 2005, an increase of 38.0%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue increased slightly from 4.4% in 2004 to 4.5% in 2005.

     Income from Operations. Income from operations increased from $56.7 million for the three months ended March 31, 2004 to $71.3 million for the three months ended March 31, 2005, an increase of 25.7%. Income from operations as a percentage of net revenue decreased from 20.4% in the 2004 period to 19.1% in the 2005 period principally as a result of the acquisition of NNA, which had generally lower margins than the remainder of our operations as a result of NNA’s lower revenue per treatment, higher patient care costs and other factors discussed above.

     Interest Expense, Net. Interest expense increased from $965,000 for the three months ended March 31, 2004 to $7.3 million for the three months ended March 31, 2005. This increase was due to higher average borrowings outstanding during the quarter, which were primarily associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004, our acquisitions after January 1, 2004 and the assumption of NNA’s $160.0 million of 9% senior subordinated notes.

     Minority Interest. Minority interest represents the proportionate equity interest of other owners in the consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue decreased from 2.6% in the 2004 period to 2.5% in the 2005 period. The change in minority interest expense as a percentage of revenue occurred based on a slight decline in the overall profitability of our facilities that operate as joint ventures. As of March 31, 2005, we were the majority and controlling owner in 70 joint ventures, as compared to 53 as of March 31, 2004.

     Provision for Income Taxes. Income tax expense increased from $18.4 million for the three months ended March 31, 2004 to $21.1 million for the three months ended March 31, 2005, an increase of $2.6 million or 14.2%. The increase is a result of higher pre-tax earnings described above. Our effective tax rate increased from 38.0% for the 2004 period to 38.5% in the 2005 period.

     Net Income. Net income increased from $30.1 million for the three months ended March 31, 2004 to $33.6 million for the three months ended March 31, 2005, an increase of $3.5 million or 11.8%. The increase is a result of the items discussed above.

Liquidity and Capital Resources

     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At March 31, 2005, our working capital was $116.3 million, cash and cash equivalents were $12.9 million, and our current ratio was approximately 1.5 to 1.0.

     Net cash provided by operating activities was $65.1 million for the three months ended March 31, 2005. Cash provided by operating activities consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $64.8 million for the three months ended March 31, 2005. Net cash used in investing activities consisted primarily of $44.0 million cash paid for acquisitions, net of cash acquired, as well as $22.2 million in purchases of property and equipment. Net cash used in financing activities was $5.4 million for the three months ended March 31, 2005. Net cash used in financing activities primarily reflects net proceeds of $7.1 million from the issuance of common stock, offset by $9.4 million in repurchases of our common stock.

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

     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of March 31, 2005, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility. At March 31, 2005, our outstanding indebtedness was $500.5 million, including a remaining balance of $308.8 million under the term loan facility, $4.6 million under the revolving credit facility, $182.6 million of 9.0% senior subordinated notes assumed in the NNA transaction and $4.5 million of other indebtedness, primarily capital leases.

     Borrowings under the 2004 Agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk and we will face higher interest costs on this debt if interest rates rise.

     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150.0 million of our term loan. Under these interest rate swap agreements we exchange fixed and variable rate interest payments based on a $150.0 million notional principal amount through March 30, 2007. The notional amount of $150.0 million and the interest rate of 3.5% are fixed in the agreements. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, we record changes in the fair value of the agreement directly in other comprehensive income. The interest payments under this agreement are settled on a net basis each calendar quarter.

     The 9% senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9% per annum on the face amount that was $160.0 million at the date of acquisition. As of March 31, 2005 these notes have a remaining face value of $159.7 million and are recorded at their carrying value of $182.6 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.

     As a result of our indebtedness, we will incur substantial interest expense in 2005. Based on our outstanding indebtedness of $477.6 million, excluding the unamortized fair value premium of $22.9 million on the 9% senior subordinated notes, the aggregate maturities of our borrowings are as follows: 2005 — $20.0 million; 2006 — $30.9 million; 2007 — $57.2 million; 2008 — $156.6 million; 2009 — $51.6 million; and thereafter — $161.3 million.

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

     We plan to make capital expenditures of between $85.0 million and $95.0 million in 2005, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. As of March 31, 2005, we had made approximately $22.2 million of capital expenditures for these purposes in 2005. We expect to fund these capital expenditures with cash provided by operating activities and our existing credit facilities. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.

     Management, from time to time, determines the appropriateness of repurchasing common stock in accordance with a repurchase plan initially authorized by the Board of Directors in October 2000. In 2001, we began repurchasing shares of our common stock by purchasing 150,000 shares of common stock for approximately $3.1 million. In 2002, we repurchased 4.3 million shares of our common stock for approximately $90.9 million. In October 2003, we announced that the Board of Directors had approved an increase in the repurchase plan to allow the purchase of up to a total of $450.0 million in common stock, and we announced that we intended to repurchase $250.0 million in common stock between November 1, 2003 and March 31, 2004. During 2003, we repurchased 5.5 million shares of common stock for $140.5 million. During 2004, we repurchased 4.6 million shares for $137.8 million and in the first quarter of 2005 we repurchased 252,000 shares of common stock for approximately $9.4 million. As of March 31, 2005, we had repurchased an aggregate of 14.8 million shares under the plan, for a total of approximately $381.6 million.

Critical Accounting Policies

     The Securities and Exchange Commission (SEC) issued a financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies. In accordance with that release, management has identified accounting policies that it considers critical to the business of Renal Care Group. Those policies include net revenue and contractual provisions, provision for doubtful accounts, self-insurance accruals, impairment of goodwill and long-lived assets, and income taxes. These policies were identified as critical based on their importance to the consolidated financial statements as well as on the degrees of subjectivity and complexity involved in these policies. There have been no changes in Renal Care Group’s critical accounting policies or in the application of those policies from those described in the annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005.

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

     In recent reviews of dialysis reimbursement, the Medicare Payment Advisory Commission, also known as MedPAC, determined that Medicare payments for dialysis services are less than the average costs that providers incur to provide the services. Since Medicaid rates are comparable to those of Medicare and because Medicare only pays us 80% of the Medicare allowable amount (the patient or secondary insurance being responsible for the remaining 20%), the amount we receive from Medicare and Medicaid is less than our average cost per treatment. As a result, the payments we receive from private payors both subsidize the losses we incur on services for Medicare and Medicaid patients and generate all the profits we report. In fact, much of our profit is generated from private-pay patients for whom we are paid at amounts equal to several times Medicare rates. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care but that 45% of our net revenue in 2003, 47% of our net revenue in 2004 and 45% of our net revenue for the three months ended March 31, 2005 were derived from sources other than Medicare and Medicaid. Therefore, if the private payors who pay for the care of the other 20% of our patients reduce their payments for our services, or if we experience a shift in our revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately impacted.

     We have been able to implement annual price increases for private insurers and managed care organizations, but government reimbursement has remained flat or has been increased only modestly. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. As a result, management believes that our ability to maintain or raise rates to private insurers and managed care companies may be more limited over the next several years than it has been in the recent past. Management believes that the reductions in reimbursement by commercial insurers, along with pricing pressure from other commercial insurers and managed care organizations could adversely impact our revenue per treatment and earnings per share in 2005. Any of the following events could have a material adverse effect on our revenue and earnings:

•	any number of economic or demographic factors could cause private insurers, hospitals or managed care companies to reduce the rates they pay us or to refuse to pay price increases or to work to reduce the rate of our price increases;

•	a portion of our business that is currently reimbursed by private insurers or hospitals may become reimbursed by managed care organizations, which generally have lower rates for our services; or

•	a portion of our business that is currently reimbursed by private insurers at rates based on our billed charges may become reimbursed under a contract at lower rates.

If Congress or CMS changes the Medicare or Medicaid programs for dialysis, then our net revenue and earnings could decrease.

     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 55% of our net revenue for 2003, 53% of our net revenue for 2004, and 55% of our net revenue for the three months ended March 31, 2005 consisted of reimbursements from Medicare, Medicaid and comparable state programs, including reimbursement for the administration of EPO. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

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

     Specifically, the President’s proposed budget for fiscal 2006 proposes substantial cuts in federal Medicaid spending. We cannot predict whether any of the proposed cuts will be made or how they will affect us. In addition, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we are paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change results in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we are reimbursed for the top ten separately billable ESRD drugs (including EPO) at the rate of average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at the rate of average sales price plus 6.0%. In addition, the composite rate will be increased by 8.7% in 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 will be neutral to our Medicare revenue per treatment.

The implementation of the case-mix adjustment could adversely affect our cash flow and working capital.

     Under the regulations adopted pursuant to the MMA, CMS has adopted a case-mix adjustment for the ESRD composite rate, under which the Medicare composite rate will be adjusted based on a patient’s age, body mass index and body surface area. These regulations became effective April 1, 2005. Management believes implementing these case-mix adjustments will require significant systems changes for the Medicare fiscal intermediaries that process and pay Medicare claims. If the required systems changes are not made on a timely basis, then the Medicare fiscal intermediaries may delay the payment of claims or may not pay claims correctly, either of which could have an adverse effect on our cash flow and working capital.

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

     If government or private payors reduce reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 24% of our net revenue for 2003, 26% of our net revenue for 2004 and 24% of our net revenue for the three months ended March 31, 2005. Most of our payments for EPO come from government programs. For the three months ended March 31, 2005, Medicare and Medicaid reimbursement represented approximately 55% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our net revenue and earnings. As discussed above, Congress has mandated a change in the way we will be reimbursed for EPO, and CMS has adopted regulations to implement the change.

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

     Amgen has developed and obtained FDA approval for a drug to treat anemia that is marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for two to three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:

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

     The administration of EPO and other drugs accounted for approximately 35% of our net revenue in the first quarter of 2005. Changes in physician practices or prescription patterns, changes in private and governmental reimbursement criteria or the introduction of new drugs or new types of drug administration could materially reduce our net revenue and profits. For example, some Medicare fiscal intermediaries have implemented or may implement local medical review policies for EPO and other drugs that would effectively limit reimbursement for those drugs. In 2004, CMS proposed a national policy that would establish limits on reimbursement for EPO, but this proposal has not yet been finalized. We are unable to predict whether and, if so, when any such changes may occur, but if they do, they will likely have an adverse impact on our net revenue and earnings.

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

     Much of the regulation of our business, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements through which we conduct our business, including our arrangements with medical directors, physician stockholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws.

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

     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. Another competitor, Gambro Healthcare, Inc., recently settled matters related to an investigation by the U.S. Attorney’s Office in St. Louis, Missouri and paid approximately $350.0 million in connection with the settlement. In addition, each of DaVita and Fresenius Medical Care AG has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri.

     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Inc., Fresenius Medical Care AG, and Gambro Healthcare, Inc., as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. If any of our operations is found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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

     We have grown significantly by acquisitions of other dialysis providers since our formation. We recently acquired dialysis programs in Cape Girardeau, Missouri; Lansing, Michigan; and Beaverton, Oregon. We intend to pursue acquisitions of more dialysis businesses in the future. We are unable to predict the number and size of any future acquisitions. We face significant challenges in integrating an acquired company’s management and other personnel, clinical operations, and financial and operating systems with ours, often without the benefit of continued services from key personnel of the acquired company, particularly in larger acquisitions. We may be unable to integrate the businesses we acquire successfully or to achieve anticipated benefits from an acquisition in a timely manner, which could lead to substantial costs and delays or other operational, technical or financial problems, including diverting management’s attention from our existing business. Any of these results could damage our profitability and our prospects for future growth.

If acquired businesses have unknown liabilities, then we could be exposed to liabilities that could harm our business and profitability.

     Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we attempt to identify practices that may give rise to unknown or contingent liabilities and conform them to our standards after the acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from the sellers of businesses we buy, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

We may not have sufficient cash flow from our business to pay our substantial debt.

     As of March 31, 2005, we had total consolidated debt of approximately $500.5 million, including a $22.9 million fair value premium on the 9.0% senior subordinated notes, and cash of approximately $12.9 million. Also, subject to limitations, including those in our credit facility and those included in the indenture for the 9.0% senior subordinated notes we assumed in the NNA acquisition, we are not and will not be prohibited from incurring additional debt.

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

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $35.60 per share to a high closing price of $40.00 per share for the three months ended March 31, 2005. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:

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

Outstanding debt

     As of March 31, 2005, we had outstanding debt of $500.5 million, including a $22.9 million fair value premium on the 9.0% senior subordinated notes. This debt consisted of $308.8 million outstanding under the term facility in our 2004 credit agreement, $182.6 million of indebtedness relating to the 9.0% senior subordinated notes due 2011 and approximately $9.1 million outstanding under various capital leases and notes payable. Borrowings of $158.8 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of March 31, 2005, was 4.7%. We expect this rate to rise in the future if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9.0% on the $159.7 million outstanding face amount of the notes. The unamortized $22.9 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of March 31, 2005 was 6.4%. At March 31, 2005, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the March 31, 2005 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $420,000 for the three months ended March 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2005, we purchased shares of our common stock as part of a publicly announced program as follows:

			Number of
			Shares
			Purchased as	Approximate
			Part of	Dollar Value of
			Publicly	Shares that May
	Total Number	Average Price	Announced	Yet Be Purchased
	of Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2005 to January 31, 2005	252,000	$37.21	252,000	$68,364,671
February 1, 2005 to February 28, 2005	—	—	—	$68,364,671
March 1, 2005 to March 31, 2005	—	—	—	$68,364,671

Total	252,000	$37.21	252,000

     The Registrant’s share repurchase program was originally announced on October 2, 2000, and was amended by announcements on July 9, 2002, November 18, 2002, August 12, 2003 and October 28, 2003. The program permits repurchases of up to $450.0 million of common stock. The program expires December 31, 2005. No share repurchase plan or program expired during the period covered by this quarterly report.

ITEM 5. OTHER INFORMATION

     On February 3, 2005, the Company entered into an employment agreement with David M. Maloney, whereby Mr. Maloney was employed as Executive Vice President and Chief Information Officer of the Company effective as of that date for an initial term ending on December 31, 2007 (the Initial Period), subject to earlier termination by Mr. Maloney or the Company as provided in the agreement. The agreement automatically renews for additional 12-month terms unless either party provides notice of non-renewal. The base compensation under the agreement is $300,000 per year and may be adjusted as provided for in the agreement. In addition, Mr. Maloney is entitled to an annual bonus of up to 75% of the base compensation for such year. The actual amount of the annual bonus paid will be determined based on the Company’s and Mr. Maloney’s achievement of performance goals reasonably established by the Compensation Committee. If the employment agreement is terminated by the Company without cause, or if Mr. Maloney terminates the agreement for good reason, as defined therein, then the Company will pay to Mr. Maloney, after the effective date of such termination, (1) an amount equal to (A) the base compensation (as then in effect) plus an amount of annual bonus equal to the target percentage of base compensation (as then in effect) multiplied by (B) two (or three if the termination occurs within 12 months following a Change in Control, as defined in the agreement), and (2) any unpaid bonus payable for the most recently completed calendar year. In addition, the employment agreement contains certain non-compete provisions during employment and for a period of 12 months thereafter within a 75-mile radius of any renal dialysis center, unit or facility owned or operated by the Company or an affiliate of the Company.

ITEM 6. EXHIBITS

10.49	Employment Agreement, effective as of February 3, 2005, between the Company and David M. Maloney (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.50	Supplemental Executive Retirement Plan for certain executive officers effective January 1, 2005

10.51	Limited Liability Company Agreement for Maumee Dialysis Services, LLC effective December 1, 2001

10.51.1	Management Agreement dated December 1, 2001 between Maumee Dialysis Services, LLC and DMN of Indiana Corporation

10.51.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Maumee Dialysis Services, LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.

10.52	Limited Liability Company Agreement for Three Rivers Dialysis Services, LLC effective March 31, 2001

10.52.1	Management Agreement dated March 31, 2001 between Three Rivers Dialysis Services, LLC and DMN of Indiana Corporation

10.52.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Three Rivers Dialysis Services, LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)
May 4, 2005	BY:	/s/ David M. Dill
David M. Dill
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

RENAL CARE GROUP, INC.

EXHIBIT INDEX

Number and Description of Exhibit

10.49	Employment Agreement, effective as of February 3, 2005, between the Company and David M. Maloney (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.50	Supplemental Executive Retirement Plan for certain executive officers effective January 1, 2005

10.51	Limited Liability Company Agreement for Maumee Dialysis Services, LLC effective December 1, 2001

10.51.1	Management Agreement dated December 1, 2001 between Maumee Dialysis Services, LLC and DMN of Indiana Corporation

10.51.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Maumee Dialysis Services, LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.

10.52	Limited Liability Company Agreement for Three Rivers Dialysis Services, LLC effective March 31, 2001

10.52.1	Management Agreement dated March 31, 2001 between Three Rivers Dialysis Services, LLC and DMN of Indiana Corporation

10.52.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Three Rivers Dialysis Services, LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.