Form 10-Q
period 2005-06-30
RENAL CARE GROUP INC
filed 2005-08-04
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2005

Common Stock, $.01 par value	68,090,945

RENAL CARE GROUP, INC.
Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	June 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,931	$12,642
Accounts receivable, net	275,373	288,681
Inventories	23,359	30,795
Prepaid expenses and other current assets	26,817	30,431
Deferred income taxes	29,604	36,489

Total current assets	373,084	399,038
Property, plant and equipment, net	316,532	350,918
Intangible assets, net	34,320	38,845
Goodwill	694,264	807,352
Other assets	10,780	8,231

Total assets	$1,428,980	$1,604,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,929	$154,654
Due to third-party payors	80,007	75,482
Current portion of long-term debt	23,969	31,104

Total current liabilities	243,905	261,240
Long-term debt, net of current portion	479,645	563,885
Deferred income taxes	51,419	51,054
Other long-term liabilities	16,271	16,727
Minority interest	45,619	53,451

Total liabilities	836,859	946,357

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 82,317 and 82,868 shares issued at December 31, 2004 and June 30, 2005, respectively	823	829
Treasury stock, 14,514 and 14,766 shares of common stock at December 31, 2004 and June 30, 2005, respectively	(372,249)	(381,635)
Additional paid-in capital	411,888	424,422
Retained earnings	551,863	613,712
Accumulated other comprehensive (loss) income, net of tax	(204)	699

Total stockholders’ equity	592,121	658,027

Total liabilities and stockholders’ equity	$1,428,980	$1,604,384

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net revenue	$340,854	$384,329	$618,882	$757,838
Operating costs and expenses:
Patient care costs	229,849	254,854	409,221	501,433
General and administrative expenses	27,341	36,061	50,017	66,692
Provision for doubtful accounts	8,049	8,947	15,159	17,150
Depreciation and amortization	14,900	17,775	27,063	34,562

Total operating costs and expenses	280,139	317,637	501,460	619,837

Income from operations	60,715	66,692	117,422	138,001
Interest expense, net	5,765	7,981	6,730	15,242

Income before minority interest and income taxes	54,950	58,711	110,692	122,759
Minority interest	7,690	9,132	14,904	18,494

Income before income taxes	47,260	49,579	95,788	104,265
Provision for income taxes	18,077	21,362	36,518	42,416

Net income	$29,183	$28,217	$59,270	$61,849

Net income per share:
Basic	$0.44	$0.41	$0.87	$0.91

Diluted	$0.42	$0.40	$0.84	$0.88

Weighted average shares outstanding:
Basic	66,832	68,037	67,871	67,950

Diluted	69,227	70,780	70,225	70,571

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$59,270	$61,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,063	34,562
Loss on sale of property and equipment	564	197
Distributions to minority shareholders	(9,906)	(13,316)
Income applicable to minority interest	14,904	18,494
Deferred income taxes	7,889	1,147
Changes in operating assets and liabilities, net of effects from acquisitions	(18,605)	(9,964)

Net cash provided by operating activities	81,179	92,969
INVESTING ACTIVITIES
Purchases of property and equipment	(45,031)	(47,087)
Cash paid for acquisitions, net of cash acquired	(230,746)	(144,170)
Change in other assets	(5,299)	2,540

Net cash used in investing activities	(281,076)	(188,717)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	325,000	100,000
Payments on long-term debt	(4,063)	(10,157)
Net (payments) borrowings under line of credit and capital leases	(2,101)	1,532
Net proceeds from issuance of common stock	12,793	8,470
Repurchase of treasury shares	(137,845)	(9,386)

Net cash provided by financing activities	193,784	90,459

Decrease in cash and cash equivalents	(6,113)	(5,289)
Cash and cash equivalents at beginning of period	50,295	17,931

Cash and cash equivalents at end of period	$44,182	$12,642

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(dollars in thousands, except per share data)
(unaudited)
1. Basis of Presentation
Overview
     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease. As of June 30, 2005, we provided dialysis and ancillary services to over 31,900 patients through more than 450 owned outpatient dialysis centers in 34 states, in addition to providing acute dialysis services at more than 210 hospitals.
     Renal Care Group’s net revenue has been derived primarily from the following sources:
•	outpatient hemodialysis services;

•	ancillary services associated with dialysis, primarily the administration of Epogen® (erythropoietin alfa, to which we refer as EPO);

•	home dialysis services;

•	inpatient hemodialysis services provided to acute care hospitals and skilled nursing facilities;

•	laboratory services; and

•	management contracts with hospital-based and medical university dialysis programs.
     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the six months ended June 30, 2005 and 2004, approximately 56% and 53%, respectively of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2004. Congress approved an increase of 1.6% in the Medicare ESRD composite rate for 2005, as well as changes in the way we are paid for separately billable drugs.
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
     Congress mandated a change in the way we are paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change results in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we are reimbursed for the top ten separately billable ESRD drugs at average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at average sales price plus 6.0%. In addition, the composite rate was increased by 8.7% for 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 is slightly positive to Renal Care Group’s revenue per treatment and earnings.
     On August 1, 2005, CMS issued its proposed rules that would revise payment for separately billable drugs and biologicals. Under the proposal, the payment rate will be set at average sales price plus 6 percent for all separately billable ESRD drugs. CMS has also proposed to change the drug add-on adjustment that took effect January 1, 2005, and to update the geographic designations and wage index for the composite rate. CMS has indicated that the government’s intent is to achieve revenue neutrality, however management believes that the proposed rules could result in a reduction in reimbursement. The proposed rules remain subject to a 60-day comment period and management will actively participate in this process.

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
     We derive a significant portion of our revenue and earnings from the administration of EPO. EPO is manufactured by a single company, Amgen, Inc. EPO is used to treat anemia, a medical complication frequently experienced by dialysis patients. Changes in our contract with Amgen for 2005 along with changes in Amgen’s packaging practices for EPO has resulted in a slight increase in our cost of EPO in 2005. The estimated impact of these changes was incorporated and communicated in Renal Care Group’s corporate goals for 2005. Net revenue from the administration of EPO was 24% and 27% of our net revenue for the six months ended June 30, 2005 and 2004, respectively.
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
2. Acquisition by Fresenius Medical Care AG
     On May 3, 2005 we entered into a definitive merger agreement with Fresenius Medical Care AG in which Fresenius Medical Care agreed to acquire all of Renal Care Group’s outstanding stock. Fresenius Medical Care will pay $48.00 for each of our outstanding shares of common stock. Fresenius Medical Care will acquire Renal Care Group subject to its outstanding indebtedness, which was approximately $595.0 million as of June 30, 2005. The transaction is expected to close in the fourth quarter of 2005. In connection with the Fresenius Medical Care transaction, we incurred general and administrative expenses of approximately $6.7 million pre-tax in the three-month period ended June 30, 2005.
     Our Board of Directors and the management and supervisory boards of Fresenius Medical Care have approved the transaction. Completion of the transaction is subject to the approval of our stockholders as well as customary conditions to closing, including the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. In June 2005, we received a request for additional information under the Hart-Scott Rodino Act from the Federal Trade Commission. We are gathering information to respond to this request. The Fresenius Medical Care transaction may not be completed before 30 days after certification by us and Fresenius Medical Care of substantial compliance with the Federal Trade Commission’s request for additional information or until earlier satisfaction by the Federal Trade Commission that the transactions will not raise anticompetitive concerns.
     On May 11, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that Renal Care Group and its directors engaged in self-dealing and breached their fiduciary duties to the Renal Care Group shareholders in connection with the merger agreement between Renal Care Group and Fresenius Medical Care because, among other things, Renal Care Group used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of Renal Care Group’s financial advisors and the existence of Renal Care Group’s supplemental executive retirement plan. Renal Care Group removed these cases to federal court in June 2005.

The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the no solicitation clause and the matching rights provision in the Merger Agreement and adds allegations that the Company’s Proxy Statement makes material misrepresentations and omissions regarding the process by which the Merger Agreement was negotiated. Specifically, the Amended Complaint asserts that the Proxy Statement makes material misstatements or omissions regarding: 1) the reason why Renal Care’s management and Board engaged in a closed process of negotiating a potential merger with Fresenius and did not solicit potential competing bids from alternative purchasers; 2) the reason why Renal Care’s Board did not appoint a special committee to evaluate the fairness of the merger; 3) the alternatives available to Renal Care, including potential alternative transactions and other strategic business opportunities, which purportedly were considered by the Renal Care Board during the strategic planning process the Board engaged in during the second half of 2004; 4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; 5) all information regarding past investment banking services Bank of America has performed for Renal Care and Fresenius and the compensation Bank of America received for those services; 6) the forecasts and projections prepared by Renal Care’s management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; 7) the estimates of transaction synergies provided by Renal Care management that were referenced in the fairness opinions by Morgan Stanley; and 8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the Proposed Acquisition. Renal Care Group believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction.
3. Business Acquisitions
2005 Acquisitions
     During the first six months of 2005, we completed a number of acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $144,170. Each of the transactions involved the acquisition of the net assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened our existing market share within a specific geographic area or provided us with an entrance into one or more new markets. We began recording the results of operations for each of these acquired businesses at the effective dates of the respective transactions.
     The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the acquisitions completed during the first six months of 2005:

Accounts receivable, net	$1,122
Inventory and other current assets	956
Property, plant and equipment, net	19,398
Intangible assets	6,711
Goodwill	122,275

Total assets acquired	150,462
Total liabilities assumed	6,292

Net assets acquired	$144,170

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Pro forma net revenue	$353,010	$389,947	$643,194	$773,390

Pro forma net income	$29,849	$28,371	$60,597	$62,318

Pro forma net income per share:
Basic	$0.45	$0.42	$0.89	$0.92

Diluted	$0.43	$0.40	$0.86	$0.88

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.
4. Long-Term Debt
     Long-term debt consisted of the following as of December 31, 2004 and June 30, 2005:

	December 31,	June 30,
	2004	2005
Term loan facility, bearing interest at a variable rate (4.8% at June 30, 2005)	$312,813	$302,656
Incremental term loan, bearing interest at a variable rate (4.6% at June 30, 2005)	—	100,000
9% senior subordinated notes	159,685	159,685
Obligations under capital leases	4,151	4,640
Other	3,357	5,781

Total indebtedness, excluding fair value premium	480,006	572,762
Add: 9% senior subordinated notes fair value premium	23,608	22,227

Total long-term debt	503,614	594,989
Less: current portion	23,969	31,104

	$479,645	$563,885

Credit Agreements
     We are a party to a credit agreement (the 2004 Agreement) with a group of banks totaling up to $700,000. The 2004 agreement has a $150,000 revolving credit facility, a $325,000 term loan facility and a $225,000 incremental term loan facility. In May 2005, we completed an incremental term loan of $100,000 under the 2004 Agreement. We used the proceeds of this incremental term loan to finance some of our 2005 acquisitions. The revolving credit facility, the $325,000 term loan facility, and the $100,000 incremental term loan facility have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.
     The revolving credit facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. All borrowings under the 2004 Agreement accrue interest at variable rates determined by the Company’s leverage ratio. Effective June 30, 2004, we entered into interest rate swap agreements to hedge interest rate risk on $150,000 of our term loan (See Interest Rate Swap below). The portion of our borrowings that is subject to variable rates carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise.

9% Senior Subordinated Notes
     With our acquisition of National Nephrology Associates, Inc., we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes due 2011. We recorded the senior subordinated notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the senior subordinated notes and the face amount on the date of acquisition. Accordingly, the senior subordinated notes were recorded at the estimated fair value of $185,600. As of June 30, 2005, the carrying value of the senior subordinated notes was $181,912.
     The senior subordinated notes bear interest at the rate of 9% per annum on the face amount. The fair value premium is being recognized over the life of the senior subordinated notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the senior subordinated notes as of June 30, 2005 was 6.4%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these senior subordinated notes. The rights of the noteholders and our obligations under these senior subordinated notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
Interest Rate Swap
     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. We expect changes in cash flows under these agreements to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we record changes in the fair value of the agreement directly in other comprehensive income. As of June 30, 2005, the notional amount of the swap agreements was $150,000 and its fair value was $1,137, resulting in an unrealized gain of $903 during the six month period ended June 30, 2005 (net of a related tax expense of $565).
Obligations Under Capital Leases
     Obligations under capital leases consist primarily of capital leases for buildings and equipment maturing at various times through August 2019.
Other
     The other long-term debt consists primarily of notes maturing at various times through February 2009.
Maturities of Long-Term Debt
     The aggregate maturities of long-term debt, excluding the fair value premium, at June 30, 2005 are as follows:

2005	$13,767
2006	42,177
2007	79,759
2008	207,975
2009	67,143
Thereafter	161,941

$572,762

Guarantor Information
     Our wholly-owned subsidiaries have guaranteed the 9% subordinated notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of June 30, 2005 and December 31, 2004 and for the three months and six months ended June 30, 2005 and 2004, respectively. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors and the combined non-guarantor subsidiaries and reflects consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.
Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2004
Cash and cash equivalents	$—	$—	$31,945	$(14,014)	$17,931
Accounts receivable, net	—	198,778	76,595	—	275,373
Other current assets	45,749	23,320	10,711	—	79,780

Total current assets	45,749	222,098	119,251	(14,014)	373,084
Property, plant and equipment, net	29,542	189,434	96,408	1,148	316,532
Goodwill	1,483	574,815	117,666	300	694,264
Other assets	10,828	99,033	7,436	(72,197)	45,100

Total assets	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

Current liabilities (including intercompany assets and liabilities)	$(699,042)	$813,091	$157,344	$(27,488)	$243,905
Long-term debt	476,184	(259)	3,720	—	479,645
Long-term liabilities	64,976	2,253	461	—	67,690
Minority interest	—	39,610	5,989	20	45,619
Stockholders’ equity	245,484	230,685	173,247	(57,295)	592,121

Total liabilities and stockholders’ equity	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of June 30, 2005
Cash and cash equivalents	$—	$—	$25,066	$(12,424)	$12,642
Accounts receivable, net	—	201,735	86,946	—	288,681
Other current assets	56,145	28,937	12,633	—	97,715

Total current assets	56,145	230,672	124,645	(12,424)	399,038
Property, plant and equipment, net	37,485	207,606	104,068	1,759	350,918
Goodwill	1,483	679,845	125,274	750	807,352
Other assets	2,403	104,821	7,425	(67,573)	47,076

Total assets	$97,516	$1,222,944	$361,412	$(77,488)	$1,604,384

Current liabilities (including intercompany assets and liabilities)	$(742,784)	878,720	$152,974	$(27,670)	$261,240
Long-term debt	559,505	(295)	4,675	—	563,885
Long-term liabilities	57,799	7,858	987	1,137	67,781
Minority interest	—	44,825	8,677	(51)	53,451
Stockholders’ equity	222,996	291,836	194,099	(50,904)	658,027

Total liabilities and stockholders’ equity	$97,516	$1,222,944	$361,412	$(77,488)	$1,604,384

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended June 30, 2004
Net revenue	$747	$241,216	$100,123	$(1,232)	$340,854
Total operating costs and expenses	15,845	188,368	77,158	(1,232)	280,139

Income (loss) from operations	(15,098)	52,848	22,965	—	60,715
Interest expense, net	5,765	—	—	—	5,765
Minority interest	—	7,434	256	—	7,690
Provision (benefit) for income taxes	(7,980)	17,371	8,686	—	18,077

Net income (loss)	$(12,883)	$28,043	$14,023	$—	$29,183

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended June 30, 2005
Net revenue	$34	$266,256	$119,811	$(1,772)	$384,329
Total operating costs and expenses	22,028	206,453	90,928	(1,772)	317,637

Income (loss) from operations	(21,994)	59,803	28,883	—	66,692
Interest expense, net	7,978	(35)	38	—	7,981
Minority interest	—	8,339	793	—	9,132
Provision (benefit) for income taxes	(9,313)	19,858	10,817	—	21,362

Net income (loss)	$(20,659)	$31,641	$17,235	$—	$28,217

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2004
Net revenue	$934	$428,870	$191,509	$(2,431)	$618,882
Total operating costs and expenses	26,151	329,491	148,249	(2,431)	501,460

Income (loss) from operations	(25,217)	99,379	43,260	—	117,422
Interest expense, net	6,730	—	—	—	6,730
Minority interest	—	14,020	884	—	14,904
Provision (benefit) for income taxes	(12,192)	32,550	16,160	—	36,518

Net income (loss)	$(19,755)	$52,809	$26,216	$—	$59,270

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2005
Net revenue	$1,411	$526,349	$233,570	$(3,492)	$757,838
Total operating costs and expenses	36,885	410,387	176,057	(3,492)	619,837

Income (loss) from operations	(35,474)	115,962	57,513	—	138,001
Interest expense, net	15,323	(338)	257	—	15,242
Minority interest	—	16,821	1,673	—	18,494
Provision (benefit) for income taxes	(17,331)	38,330	21,417	—	42,416

Net income (loss)	$(33,466)	$61,149	$34,166	$—	$61,849

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(19,755)	$52,809	$26,216	$—	$59,270
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(82,613)	43,692	17,415	43,415	21,909
Net cash provided by (used in) operating activities	(102,368)	96,501	43,631	43,415	81,179
Net cash (used in) provided by investing activities	(170,723)	(89,375)	(22,246)	1,268	(281,076)
Net cash provided by (used in) financing activities	252,934	(299)	(10,699)	(48,152)	193,784
(Decrease) increase in cash and cash equivalents	(20,157)	6,827	10,686	(3,469)	(6,113)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295
Cash and cash equivalents, at end of period	$—	$9,473	$38,178	$(3,469)	$44,182

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the six months ended June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(33,466)	$61,149	$34,166	$—	$61,849
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(38,849)	80,599	(6,889)	(3,741)	31,120
Net cash provided by (used in) operating activities	(72,315)	141,748	27,277	(3,741)	92,969
Net cash used in investing activities	(24,149)	(141,712)	(21,795)	(1,061)	(188,717)
Net cash provided by (used in) financing activities	96,464	(36)	(12,361)	6,392	90,459
(Decrease) increase in cash and cash equivalents	—	—	(6,879)	1,590	(5,289)
Cash and cash equivalents, at beginning of period	—	—	31,945	(14,014)	17,931
Cash and cash equivalents, at end of period	$—	$—	$25,066	$(12,424)	$12,642

5. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2005	2004	2005
Numerator:
Numerator for basic and diluted net income per share — net income	$29,183	$28,217	$59,270	$61,849
Denominator:
Denominator for basic net income per share — weighted-average shares	66,832	68,037	67,871	67,950
Effect of dilutive securities:
Stock options	2,395	2,743	2,354	2,621

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	69,227	70,780	70,225	70,571

Net income per share:
Basic	$0.44	$0.41	$0.87	$0.91

Diluted	$0.42	$0.40	$0.84	$0.88

6. Stockholders’ Equity
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
     The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net income, as reported	$29,183	$28,217	$59,270	$61,849
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	26	56	57	112
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,155)	(2,283)	(4,542)	(4,762)

Pro forma net income	$27,054	$25,990	$54,785	$57,199

Net income per share:
Basic, as reported	$0.44	$0.41	$0.87	$0.91

Basic, pro forma	$0.40	$0.38	$0.81	$0.84

Diluted, as reported	$0.42	$0.40	$0.84	$0.88

Diluted, pro forma	$0.39	$0.37	$0.78	$0.81

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
Authorized Shares (shares in thousands)
     On June 9, 2004, our shareholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 90,000 to 150,000.
7. Contingencies
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To our knowledge no proceedings have been initiated against Renal Care Group at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation. Compliance with the subpoena will require us to incur legal expenses and will require management attention. We cannot predict whether legal proceedings will be initiated against it in connection with this investigation or, if initiated, the outcome of any proceedings.
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
     We are involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.
8. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the United States Securities and Exchange Commission announced it would permit most registrants subject to its oversight, including Renal Care Group, additional time to implement the requirements in SFAS No. 123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. We are evaluating the requirements of SFAS No. 123(R) and expect that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2005
     Net Revenue. Net revenue increased from $340.9 million for the three months ended June 30, 2004 to $384.3 million for the three months ended June 30, 2005, an increase of $43.4 million, or 12.8%. This increase resulted primarily from a 9.4% increase in the number of treatments we performed from 1,095,250 in the 2004 period to 1,198,595 in the 2005 period. This growth in treatments is the result of acquisitions we completed after July 1, 2004 along with a 2.5% increase in same-market treatments for the 2005 period over the 2004 period. In addition, average patient revenue per treatment increased 2.9% from $311 in 2004 to $320 in 2005. The increase was largely due to the impact of our annual price increase implemented in the fourth quarter of 2004, favorable renegotiations of some of our managed care contracts, the net impact of Medicare’s 1.6% composite rate increase and changes in its reimbursement for separately billable drugs, along with the case mix adjustment that became effective in April 2005 resulting from the Medicare Modernization Act. Revenue per treatment declined from $324 during the first quarter of 2005 to $320 during the second quarter of 2005. This decrease was the result of changes in the utilization of some separately billable ancillary drugs, unfavorable changes in the Company’s payor mix and the impact of some of our recent acquisitions where acquired entities had lower revenue per treatment.
     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $229.8 million for the three months ended June 30, 2004, to $254.9 million for the three months ended June 30, 2005, an increase of 10.9%. This increase was due principally to the increase in the number of treatments we performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of revenue decreased from 67.4% in the 2004 period to 66.3% in the 2005 period. This decrease is generally due to a higher revenue growth rate as compared to the patient care costs growth rate. Patient care costs per treatment increased 1.4% from $210 in the 2004 period to $213 in the 2005 period primarily as a result of higher labor costs. Management believes that Renal Care Group will continue to face increases in the cost of labor through the remainder of 2005.
     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $27.3 million for the three months ended June 30, 2004 to $36.1 million for the three months ended June 30, 2005, an increase of 31.9%. The increase in general and administrative expenses over 2004 was primarily attributable to $6.7 million of transaction costs in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group. General and administrative expenses as a percentage of net revenue increased from 8.0% in the 2004 period to 9.4% in the 2005 period; however, excluding the effect of the $6.7 million of costs, general and administrative costs as a percentage of revenue decreased to 7.6% in the 2005 period, as we leveraged our corporate functions over a larger base of revenue as a result of our recent acquisitions.
     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize revenue based upon a variety of factors. These factors include, but are not limited to, analysis of the revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $8.0 million for the three months ended June 30, 2004 to $8.9 million for the three months ended June 30, 2005, an increase of $900,000, or 11.2%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.4% in the 2004 period to 2.3% in the 2005 period. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to continued improvements in the Company’s collection experience which is partially attributable to improvements in the amount of self-pay balances. Our provision for doubtful accounts increased from 2.2% in the first quarter of 2005 to 2.3% in the second quarter, as we experienced a slow-down in collections during the current quarter.

     Depreciation and Amortization. Depreciation and amortization increased from $14.9 million for the three months ended June 30, 2004 to $17.8 million for the three months ended June 30, 2005, an increase of 19.3%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, purchase of information systems, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue increased from 4.4% in 2004 to 4.6% in 2005.
     Income from Operations. Income from operations increased from $60.7 million for the three months ended June 30, 2004 to $66.7 million for the three months ended June 30, 2005, an increase of 9.8%. Income from operations as a percentage of net revenue decreased from 17.8% in the 2004 period to 17.4% in the 2005 period principally as a result of the $6.7 million of transaction costs incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group, which were partially offset by the operating improvements described above.
     Interest Expense, Net. Interest expense increased from $5.8 million for the three months ended June 30, 2004 to $8.0 million for the three months ended June 30, 2005. This increase was due to higher average borrowings outstanding during the quarter, which were primarily associated with our acquisitions completed after July 1, 2004 and increases in the Company’s weighted average borrowing rate under the term loan.
     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue increased slightly from 2.3% in the 2004 period to 2.4% in the 2005 period. The change in minority interest expense as a percentage of revenue was the result of an increase in the profitability of our facilities that operate as joint ventures. As of June 30, 2005, we were the majority and controlling owner in 74 joint ventures, as compared to 64 as of June 30, 2004.
     Provision for Income Taxes. Income tax expense increased from $18.1 million for the three months ended June 30, 2004 to $21.4 million for the three months ended June 30, 2005, an increase of $3.3 million or 18.2%. The increase is a result of higher pre-tax earnings described above. Our effective tax rate increased from 38.3% for the 2004 period to 43.1% in the 2005 period principally because almost all of the $6.7 million of costs associated with the Fresenius Medical Care transaction will not be deductible for income tax purposes.
     Net Income. Net income decreased from $29.2 million for the three months ended June 30, 2004 to $28.2 million for the three months ended June 30, 2005, a decrease of $966,000 or 3.3%. The decrease is a result of $6.7 million ($6.4 million after-tax) of costs incurred in connection with the Fresenius Medical Care transaction. Excluding those costs, our net income would have increased by approximately $5.4 million or 18.5%.
Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2005
     Net Revenue. Net revenue increased from $618.9 million for the six months ended June 30, 2004 to $757.8 million for the six months ended June 30, 2005, an increase of $138.9 million or 22.5%. This increase resulted primarily from a 19.9% increase in the number of treatments performed by Renal Care Group from 1,955,499 in the 2004 period to 2,344,828 in the 2005 period. This growth in treatments was the result of our acquisition of National Nephrology Associates, Inc. and other dialysis facilities along with a 2.7% increase in same-market treatments for the 2005 period over the 2004 period. In addition, average net revenue per dialysis treatment increased 1.9% from $316 in 2004 to $322 in 2005. The increase in net revenue per treatment was largely due to the impact of our annual price increase implemented in the fourth quarter of 2004, the effect of which was partially offset by the favorable resolution of several contractual issues with payors during the first quarter 2004. In addition, net revenue per dialysis treatment increased as a result of the net impact of Medicare’s 1.6% composite rate increases and changes in its reimbursement for separately billable drugs, along with the case max adjustment that became effective in April 2005 resulting from the Medicare Modernization Act.
     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $409.2 million for the six months ended June 30, 2004 to $501.4 million for the six months ended June 30, 2005, an increase of 22.5%. This increase was due principally to the 19.9% increase in the number of treatments performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased slightly from 66.1% in 2004 to 66.2% in 2005. Patient care costs per treatment increased 2.4% from $209 in 2004 to $214 in 2005. This increase was generally due to increases in the utilization of ancillary drugs, as well as the higher cost structure in the former NNA facilities.
     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $50.0 million for the six months ended June 30, 2004 to $66.7 million for the six months ended June 30, 2005, an increase of 33.3%. General and administrative expenses as a percentage of net revenue increased from 8.1% in 2004 to 8.8% in 2005. This increase was primarily attributable to $6.7 million of transaction costs we have incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group. Excluding those costs, general and administrative costs as a percentage of revenue would have decreased to 7.9% of net revenue during the six months ended June 30, 2005, as we leveraged our corporate functions over a larger base of revenue as a result of recent acquisitions.
     Provision for Doubtful Accounts. We determine the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period in which the revenue is recognized. Management establishes these reserves based on its estimates of the net collectibility of accounts receivable while considering a variety of factors. These factors include, but are not limited to, analysis of revenues generated from payor sources, subsequent collection testing and regular reviews of detailed accounts receivable agings. We make adjustments to the allowance for doubtful accounts as necessary based on the results of management’s ongoing reviews of the net collectibility of accounts receivable. The provision for doubtful accounts increased from $15.2 million for the six months ended June 30, 2004 to $17.2 million for the six months ended June 30, 2005, an increase of $2.0 million, or 13.1%. The provision for doubtful accounts as a percentage of net revenue decreased slightly from 2.4% in 2004 to 2.3% in 2005. The decrease in the provision for doubtful accounts as a percentage of net revenue was due to improvements in our experience collecting co-payments and deductible amounts from patients.
     Depreciation and Amortization. Depreciation and amortization increased from $27.1 million for the six months ended June 30, 2004 to $34.6 million for the six months ended June 30, 2005, an increase of $7.5 million, or 27.7%. This net increase was due to increases in plant and equipment and separately identifiable assets associated with our recent acquisitions, start-up of dialysis facilities, normal replacement costs of dialysis facilities and equipment, and purchases of information systems. Depreciation and amortization as a percentage of net revenue increased from 4.4% in 2004 to 4.6% in 2005.
     Income from Operations. Income from operations increased from $117.4 million for the six months ended June 30, 2004 to $138.0 million for the six months ended June 30, 2005, an increase of $20.6 million, or 17.5%. Income from operations as a percentage of net revenue decreased from 19.0% in the 2004 period to 18.2% in the 2005 period principally as a result of the $6.7 million of transaction costs incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group, which were partially offset by the operating results described above.
     Interest Expense, Net. Interest expense increased from $6.7 million for the six months ended June 30, 2004 to $15.2 million for the six months ended June 30, 2005. The increase was the result of higher average borrowings in 2005, as a result of additional borrowings associated with the completion of our program to repurchase $250.0 million in common stock between November 2003 and March 2004 and our recent acquisitions.
     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue was 2.4% in the 2004 and 2005 periods. As of June 30, 2005, we were the majority and controlling owner in 74 joint ventures, as compared to 64 as of June 30, 2004.
     Provision for Income Taxes. Income tax expense increased from $36.5 million for the six months ended June 30, 2004 to $42.4 million for the six months ended June 30, 2005, an increase of $5.9 million or 16.2%. The increase is a result of higher pre tax earnings described above. The Company’s effective tax rate increased from 38.1% for the 2004 period to 40.7% for the 2005 period principally because almost all of the $6.7 million of costs associated with the Fresenius Medical Care transaction will not be deductible for income tax purposes.
     Net Income. Net income increased from $59.3 million for the six months ended June 30, 2004 to $61.8 million for the six months ended June 30, 2005, an increase of $2.5 million or 4.4%. The increase is a result of the items discussed above.
Liquidity and Capital Resources
     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At June 30, 2005, our working capital was $137.8 million, cash and cash equivalents were $12.6 million, and our current ratio was approximately 1.5 to 1.0.
     Net cash provided by operating activities was $93.0 million for the six months ended June 30, 2005. Cash provided by operating activities consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $188.7 million for the six months ended June 30, 2005. Net cash used in investing activities consisted of $144.2 million cash paid for acquisitions, net of cash acquired, and $47.1 million in purchases of property and equipment. Net cash provided by financing activities was $90.5 million for the six months ended June 30, 2005. Net cash provided by financing activities primarily reflects net proceeds of $100.0 million from the issuance of long-term debt, partially offset by $10.2 million in payments on long-term debt.
     We are a party to a credit agreement (the 2004 Agreement) with a group of banks totaling up to $700.0 million. The 2004 Agreement has a $150.0 million revolving credit facility, a $325.0 million term loan facility and a $225.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. In May 2005, we finalized the terms of a $100.0 million incremental term loan under the 2004 Agreement. We used the proceeds of this incremental term loan to finance some of our 2005 acquisitions. The revolving credit facility, the $325.0 million term loan facility and the $100.0 million incremental term loan have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the 2004 Agreement. Further, our obligations under the 2004 Agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.
     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of June 30, 2005, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility. At June 30, 2005, our outstanding indebtedness was $595.0 million, including a remaining balance of $302.7 million under the term loan facility, $100.0 million under the incremental term loan, $5.1 million under the revolving credit facility, $181.9 million of 9.0% senior subordinated notes assumed in our acquisition of NNA and $5.3 million of other indebtedness, primarily capital leases.
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

     The 9% senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9% per annum on the face amount. As of June 30, 2005 these notes have a remaining face value of $159.7 million and are recorded at their carrying value of $181.9 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
     As a result of our indebtedness, we will incur substantial interest expense in 2005. Based on our outstanding indebtedness of $572.8 million, excluding the unamortized fair value premium of $22.2 million on the 9% senior subordinated notes, the aggregate maturities of our borrowings are as follows: 2005 — $13.8 million; 2006 — $42.2 million; 2007 — $79.8 million; 2008 — $208.0 million; 2009 — $67.1 million; and thereafter — $161.9 million.
     We plan to make capital expenditures of between $85.0 million and $95.0 million in 2005, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. As of June 30, 2005, we had made approximately $47.1 million of capital expenditures for these purposes in 2005. We expect to fund these capital expenditures with cash provided by operating activities and our existing credit facilities. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.
     We have a stock repurchase program. Pending the completion of the Fresenius Medical Care transaction we do not plan to repurchase shares under this program. During 2004, we repurchased 4.6 million shares for $137.8 million, and in the first quarter of 2005, we repurchased 252,000 shares of common stock for approximately $9.4 million. As of June 30, 2005, we had repurchased an aggregate of 14.8 million shares under our stock repurchase plan, for a total of approximately $381.6 million.
Critical Accounting Policies
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
Completion of the Fresenius Medical Care transaction is subject to various conditions; as a result we can not assure you that our transaction with Fresenius Medical Care will be completed.
     The completion of the acquisition of Renal Care Group by Fresenius Medical Care is subject to various conditions, including the following:
•	the adoption of the agreement providing for the transaction by holders of a majority of the shares of Renal Care Group common stock outstanding on July 1, 2005 at a special meeting of shareholders scheduled for August 24, 2005; we refer to the agreement governing the Fresenius Medical Care transaction as the “merger agreement;”

•	the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, or the approval of the transaction under that act;

•	there existing no temporary restraining order, preliminary or permanent injunction or other order issued by any court or other legal restraint or prohibition preventing the consummation of the transaction;

•	the accuracy of the representations and warranties of Renal Care Group and Fresenius Medical Care in the merger agreement;

•	the performance in all material respects by Renal Care Group and Fresenius Medical Care of all obligations required to be performed by each of them under the merger agreement at or prior to the effective time of the transaction;

•	the absence of an event, change, effect or development that, individually or in the aggregate, has had or would reasonably be expected to have, a material adverse effect on Renal Care Group as defined in the merger agreement; or

•	the satisfaction or waiver by the lenders of the conditions precedent to the initial funding of Fresenius Medical Care’s financing commitments that are related to the delivery of releases of liens encumbering the assets of Renal Care Group and the delivery of financial statements of Renal Care Group.
     Because of these conditions, the transaction with Fresenius Medical Care may not be completed. If our shareholders do not approve the merger agreement or if the transaction is not completed for any other reason, then our current management, under the direction of our Board of Directors, will continue to manage Renal Care Group.
Failure to complete the Fresenius Medical Care transaction could negatively impact the market price of our common stock and our ability to operate our business.
     If the transaction with Fresenius Medical Care is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock could decline;

•	costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees and, in specified circumstances, termination and expense reimbursement fees, must be paid even if the transaction is not completed and will be expensed in the fiscal period in which termination occurs;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our associates and our relationships with patients, medical directors, attending physicians and suppliers, during the period before completion of the transaction, may make it difficult for us to regain our financial and market position if the transaction does not occur; and

•	the loss of key management, clinical and technical personnel who may be uncertain about their future roles and relationships with Renal Care Group following the completion of the transaction with Fresenius Medical Care could make it difficult for us to effectively and profitably operate our business if we are unable to replace these employees in the event the transaction with Fresenius Medical Care is not completed.
     If the merger agreement is terminated and our Board of Directors seeks another transaction or business combination, then our shareholders cannot be certain that we will be able to find an acquirer willing to pay an equivalent or better price than the price to be paid by Fresenius Medical Care under the merger agreement.
Our profits are dependent on the services we provide to a small portion of our patients who are covered by private insurance.
     In recent reviews of dialysis reimbursement, the Medicare Payment Advisory Commission, also known as MedPAC, determined that Medicare payments for dialysis services are less than the average costs that providers incur to provide the services. Since Medicaid rates are comparable to those of Medicare and because Medicare only pays us 80% of the Medicare allowable amount (the patient, Medicaid or secondary insurance being responsible for the remaining 20%), the amount we receive from Medicare and Medicaid is less than our average cost per treatment. As a result, the payments we receive from private payors both subsidize the losses we incur on services for Medicare and Medicaid patients and generate all the profits we report. In fact, much of our profit is generated from private-pay patients for whom we are paid at amounts equal to several times Medicare rates. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care but that 45% of our net revenue in 2003, 47% of our net revenue in 2004 and 44% of our net revenue for the six months ended June 30, 2005 were derived from sources other than Medicare and Medicaid. Therefore, if the private payors who pay for the care of the other 20% of our patients reduce their payments for our services, or if we experience a shift in our revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately impacted.
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
     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 55% of our net revenue for 2003, 53% of our net revenue for 2004, and 56% of our net revenue for the six months ended June 30, 2005 consisted of reimbursements from Medicare, Medicaid and comparable state programs, including reimbursement for the administration of EPO. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:
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
     Specifically, the President’s proposed budget for fiscal 2006 proposes substantial cuts in federal Medicaid spending. We cannot predict whether any of the proposed cuts will be made or how they will affect us. In addition, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we are paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change has resulted in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we are reimbursed for the top ten separately billable ESRD drugs (including EPO) at average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at average sales price plus 6.0%. In addition, the composite rate has been increased by 8.7% in 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 will be neutral to our Medicare revenue per treatment.
     On August 1, 2005, CMS issued its proposed rules that would revise payment for separately billable drugs and biologicals furnished by ESRD facilities. Under the proposal, the payment rate will be set at average sales price plus 6 percent, consistent with payment rates for most other drugs under Medicare Part B. CMS proposed to change the drug add-on adjustment that took effect January 1, 2005, and to update the geographic designations and wage index for the composite rate. Although we believe that the government’s intent is to achieve revenue neutrality as required by the original MMA legislation, it appears that the proposed rules could result in a reduction in our reimbursement. The proposed rules are complex and lengthy, and we continue to review all related information. As of the date of this filing we are unable to accurately quantify the potential impact to our reimbursement for 2006.
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
     If government or private payors reduce reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 24% of our net revenue for 2003, 26% of our net revenue for 2004 and 24% of our net revenue for the six months ended June 30, 2005. Most of our payments for EPO come from government programs. For the six months ended June 30, 2005, Medicare and Medicaid reimbursement represented approximately 56% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our net revenue and earnings. As discussed above, as part of the Medicare Modernization Act, Congress mandated a change in the way we are reimbursed for EPO, and CMS has adopted regulations to implement the change. MedPAC has recommended that CMS propose further changes in the way we will be reimbursed for EPO in 2006. In 2005 we have been reimbursed for EPO at an average acquisition price. MedPAC’s recommendation is that CMS pay for EPO at average sales price plus 6%. On August 1, 2005, CMS published its proposed rules for reimbursement which did include EPO reimbursement at average sales price plus 6%. This average sales price plus 6% would likely be substantially less than the current average acquisition price. Therefore, to the extent CMS does not change the composite rate to offset this reduction in EPO payments, our revenue and profits will be adversely affected by this proposed change in EPO payments.
If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.
     EPO is produced by a single manufacturer, Amgen, Inc. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase adversely affected our earnings in 2003, and changes in the rebate structure under our current contract with Amgen adversely affected our earnings in 2004. Changes in the rebate structure under our current contract with Amgen or in Amgen’s packaging process for EPO, may adversely affect our earnings in 2005. In June 2005, Amgen implemented a 4.9% increase in the price of EPO. This price increase will not affect us in 2005, as our contract with Amgen includes price protection through January 1, 2006, but this increase will adversely affect our earnings in 2006. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our net revenue and earnings will decline.
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
     The administration of EPO and other drugs accounted for approximately 36% of our net revenue during the first six months of 2005. Changes in physician practices or prescription patterns, changes in private and governmental reimbursement criteria or the introduction of new drugs or new types of drug administration could materially reduce our net revenue and profits. For example, some Medicare fiscal intermediaries have implemented or may implement local medical review policies for EPO and other drugs that would effectively limit reimbursement for those drugs. In 2004, CMS proposed a national policy that would establish limits on reimbursement for EPO, but this proposal has not yet been finalized. We are unable to predict whether and, if so, when any such changes may occur, but if they do, they will likely have an adverse impact on our net revenue and earnings.

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
     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. In December 2004, another competitor, Gambro Healthcare, Inc., settled matters related to an investigation by the U.S. Attorney’s Office in St. Louis, Missouri and paid approximately $350.0 million in connection with the settlement. In addition, each of DaVita and Fresenius Medical Care AG has announced that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri.
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires us to provide documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Inc., Fresenius Medical Care AG, and Gambro Healthcare, Inc., as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. If any of our operations is found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

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
     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire other providers. In December 2004, DaVita, Inc. and Gambro Healthcare, Inc. announced a definitive agreement under which DaVita will acquire Gambro’s United States dialysis services business, and in May 2005 we and Fresenius Medical Care announced the agreement under which Fresenius Medical Care will acquire Renal Care

Group. If the DaVita/Gambro transaction closes as agreed, then there will be three large dialysis companies (including Renal Care Group) that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. We also face competition from new entrants into the market, including centers established by former medical directors or other referring physicians. We cannot assure you that we will be able to compete effectively with any of our competitors.
If we are unable to make acquisitions in the future, then our rate of growth will slow.
     Much of our historical growth has come from acquisitions. In May 2005 we announced the definitive agreement under which Fresenius Medical Care has agreed to acquire Renal Care Group, subject to several conditions. While this transaction is pending it is unlikely that we will be able to complete acquisitions consistent with our historical practices, because of uncertainty concerning Renal Care Group and restrictions in the merger agreement. Although we intend to continue to pursue growth through the acquisition of dialysis centers, we may be unable to identify and complete suitable acquisitions at prices we are willing to pay, or we may be unable to obtain the necessary financing. Further, due to the increased size of our business, the amount that acquired businesses contribute to our revenue and profits will continue to be smaller on a percentage basis. Also, we believe competition for acquisitions has intensified in light of the smaller pool of available acquisition candidates and other market forces. As a result, we believe it will be more difficult for us to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, then we may not meet our growth expectations.
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
     As of June 30, 2005, we had total consolidated debt of approximately $595.0 million, including a $22.2 million fair value premium on the 9.0% senior subordinated notes, and cash of approximately $12.6 million. Also, subject to limitations, including those in our credit facility and those included in the indenture for our 9.0% senior subordinated notes, we are not and will not be prohibited from incurring additional debt.
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
     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. The rate of increase in deductibles and premiums moderated somewhat in 2004 and 2005, but there were some increases, and there may be larger increases in the future. Our earnings could be materially and adversely affected by any of the following:
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
     We have agreed to be acquired by Fresenius Medical Care, subject to a number of conditions, including the approval of our shareholders. The merger agreement includes provisions that would make it more difficult for a competing bidder to acquire Renal Care Group. These provisions include our agreements not to solicit other offers and not to provide information to a potential bidder unless our Board of Directors determines that a superior proposal could be made by the person to whom we provide the information, as well as our agreement to pay a termination fee to Fresenius Medical Care if we terminate the merger agreement and complete another transaction. In addition, our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors before pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:
•	a staggered board of directors that would require two annual meetings to replace a majority of the board of directors;

•	restrictions on calling special meetings at which an acquisition or change in control might be brought to a vote of the shareholders;

•	blank check preferred stock that may be issued by our board of directors without shareholder approval and that may be substantially dilutive or contain preferences or rights objectionable to an acquirer; and

•	a poison pill that would substantially dilute the interest sought by an acquirer.
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
Outstanding debt
     As of June 30, 2005, we had outstanding debt of $595.0 million, including a $22.2 million fair value premium on the 9.0% senior subordinated notes. This debt consisted of $302.7 million outstanding under the term facility in our 2004 credit agreement, $100.0 million under the incremental term loan, $181.9 million of indebtedness relating to the 9.0% senior subordinated notes due 2011 and approximately $10.4 million outstanding under various capital leases and notes payable. Borrowings of $252.7 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of June 30, 2005, was 4.8%. We expect this rate to rise in the future if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9.0% on the $159.7 million outstanding face amount of the notes. The unamortized $22.2 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of June 30, 2005 was 6.4%. At June 30, 2005, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the June 30, 2005 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $1.1 million for the six months ended June 30, 2005.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
     On May 11, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that Renal Care Group and its directors engaged in self-dealing and breached their fiduciary duties to the Renal Care Group shareholders in connection with the merger agreement between Renal Care Group and Fresenius Medical Care because, among other things, Renal Care Group used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of Renal Care Group’s financial advisors and the existence of Renal Care Group’s supplemental executive retirement plan. Renal Care Group removed these cases to federal court in June 2005. The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the no solicitation clause and the matching rights provision in the Merger Agreement and adds allegations that the Company’s Proxy Statement makes material misrepresentations and omissions regarding the process by which the Merger Agreement was negotiated. Specifically, the Amended Complaint asserts that the Proxy Statement makes material misstatements or omissions regarding: 1) the reason why Renal Care’s management and Board engaged in a closed process of negotiating a potential merger with Fresenius and did not solicit potential competing bids from alternative purchasers; 2) the reason why Renal Care’s Board did not appoint a special committee to evaluate the fairness of the merger; 3) the alternatives available to Renal Care, including potential alternative transactions and other strategic business opportunities, which purportedly were considered by the Renal Care Board during the strategic planning process the Board engaged in during the second half of 2004; 4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; 5) all information regarding past investment banking services Bank of America has performed for Renal Care and Fresenius and the compensation Bank of America received for those services; 6) the forecasts and projections prepared by Renal Care’s management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; 7) the estimates of transaction synergies provided by Renal Care management that were referenced in the fairness opinions by Morgan Stanley; and 8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the Proposed Acquisition. Renal Care Group believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 8, 2005, we held our annual meeting of shareholders in Nashville, Tennessee for the following purposes and with the following results:
1.	To elect Peter J. Grua, William P. Johnston, and C. Thomas Smith as Class III Directors, each to serve for a term of three years and until his successor is elected:

	FOR	ABSTAIN
Election of Peter J. Grua	60,607,525	1,532,930
Election of William P. Johnston	58,973,304	3,167,151
Election of C. Thomas Smith	60,358,213	1,782,242
Directors whose terms continued following the meeting but who were not subject to election at the meeting are: Gary A. Brukardt, Joseph C. Hutts, Harry R. Jacobson, M.D., William V. Lapham, Thomas A. Lowery, M.D., and Stephen D. McMurray, M.D.

2.	To approve an amendment to the Renal Care Group, Inc. Amended and Restated Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) to increase the number of shares available under the Employee Stock Purchase Plan:

FOR	AGAINST	ABSTAIN
51,966,445	4,442,260	96,473
ITEM 6. EXHIBITS

2.1.1	Agreement, dated May 3, 2005, by and among Renal Care Group, Inc., Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Florence Acquisition, Inc. (incorporated by reference from Exhibit 2.1.1 to the Company’s Form 8-K filed on May 3, 2005)

2.1.2	Letter Agreement among Fresenius AG, Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Renal Care Group, Inc., dated May 3, 2005 (incorporated by reference from Exhibit 2.1.2 to the Company’s Form 8-K filed on May 3, 2005)

4.1	First Amendment, dated as of May 3, 2005, to the Shareholder Protection Rights Agreement dated as of May 2, 1997, between Renal Care Group, Inc. and Wachovia Bank, National Association, as rights agent (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2005)

10.12.1	Incremental Term Loan Commitment Agreement, dated as of May 27, 2005, by and among Renal Care Group, Inc., the Guarantors (as defined therein) and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC.
(Registrant)

August 4, 2005	BY:	/s/ David M. Dill

David M. Dill
Executive Vice President,
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

RENAL CARE GROUP, INC.
EXHIBIT INDEX

Number and
Description of Exhibit
2.1.1	Agreement, dated May 3, 2005, by and among Renal Care Group, Inc., Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Florence Acquisition, Inc. (incorporated by reference from Exhibit 2.1.1 to the Company’s Form 8-K filed on May 3, 2005)

2.1.2	Letter Agreement among Fresenius AG, Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Renal Care Group, Inc., dated May 3, 2005 (incorporated by reference from Exhibit 2.1.2 to the Company’s Form 8-K filed on May 3, 2005)

4.1	First Amendment, dated as of May 3, 2005, to the Shareholder Protection Rights Agreement dated as of May 2, 1997, between Renal Care Group, Inc. and Wachovia Bank, National Association, as rights agent (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2005)

10.12.1	Incremental Term Loan Commitment Agreement, dated as of May 27, 2005, by and among Renal Care Group, Inc., the Guarantors (as defined therein) and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.