Form 10-Q
period 2005-09-30
RENAL CARE GROUP INC
filed 2005-11-02
CIK 920052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.01 par value	68,329,507

RENAL CARE GROUP, INC.
Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENAL CARE GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	September 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,931	$25,490
Accounts receivable, net	275,373	286,773
Inventories	23,359	33,953
Prepaid expenses and other current assets	26,817	34,020
Deferred income taxes	29,604	36,387

Total current assets	373,084	416,623
Property, plant and equipment, net	316,532	354,910
Intangible assets, net	34,320	37,942
Goodwill	694,264	824,022
Other assets	10,780	8,331

Total assets	$1,428,980	$1,641,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139,929	$151,368
Due to third-party payors	80,007	62,535
Current portion of long-term debt	23,969	36,597

Total current liabilities	243,905	250,500
Long-term debt, net of current portion	479,645	566,696
Deferred income taxes	51,419	51,046
Other long-term liabilities	16,271	15,495
Minority interest	45,619	57,406

Total liabilities	836,859	941,143

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 82,317 and 83,100 shares issued at December 31, 2004 and September 30, 2005, respectively	823	831
Treasury stock, 14,514 and 14,766 shares of common stock at December 31, 2004 and September 30, 2005, respectively	(372,249)	(381,635)
Additional paid-in capital	411,888	431,278
Retained earnings	551,863	648,943
Accumulated other comprehensive (loss) income, net of tax	(204)	1,268

Total stockholders’ equity	592,121	700,685

Total liabilities and stockholders’ equity	$1,428,980	$1,641,828

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Income Statements
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net revenue	$356,111	$402,230	$974,993	$1,160,068
Operating costs and expenses:
Patient care costs	239,400	267,889	648,621	769,322
General and administrative expenses	26,336	34,275	76,353	100,967
Provision for doubtful accounts	8,464	5,396	23,623	22,546
Depreciation and amortization	15,344	18,173	42,407	52,735

Total operating costs and expenses	289,544	325,733	791,004	945,570

Income from operations	66,567	76,497	183,989	214,498
Interest expense, net	6,869	8,715	13,599	23,957

Income before minority interest and income taxes	59,698	67,782	170,390	190,541
Minority interest	10,158	9,915	25,062	28,409

Income before income taxes	49,540	57,867	145,328	162,132
Provision for income taxes	19,072	22,636	55,590	65,052

Net income	$30,468	$35,231	$89,738	$97,080

Net income per share:
Basic	$0.45	$0.52	$1.33	$1.43

Diluted	$0.44	$0.50	$1.28	$1.37

Weighted average shares outstanding:
Basic	67,095	68,167	67,612	68,022

Diluted	69,339	71,023	69,930	70,721

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$89,738	$97,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,407	52,735
Loss on sale of property and equipment	624	661
Distributions to minority shareholders	(11,409)	(15,807)
Income applicable to minority interest	25,062	28,409
Deferred income taxes	10,734	2,207
Changes in operating assets and liabilities, net of effects from acquisitions	(21,062)	(28,506)

Net cash provided by operating activities	136,094	136,779
INVESTING ACTIVITIES
Purchases of property and equipment	(66,463)	(67,507)
Cash paid for acquisitions, net of cash acquired	(274,644)	(167,766)
Change in other assets	(7,185)	3,062

Net cash used in investing activities	(348,292)	(232,211)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	325,000	100,000
Payments on long-term debt	(8,125)	(16,251)
Net borrowings under line of credit and capital leases	7,027	15,930
Net proceeds from issuance of common stock	17,799	12,698
Repurchase of treasury shares	(137,845)	(9,386)

Net cash provided by financing activities	203,856	102,991

(Decrease) increase in cash and cash equivalents	(8,342)	7,559
Cash and cash equivalents at beginning of period	50,295	17,931

Cash and cash equivalents at end of period	$41,953	$25,490

See accompanying notes to condensed consolidated financial statements.

RENAL CARE GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(dollars in thousands, except per share data)
(unaudited)
1. Basis of Presentation
Overview
     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease. As of September 30, 2005, we provided dialysis and ancillary services to over 32,000 patients through more than 450 owned outpatient dialysis centers in 34 states, in addition to providing acute dialysis services at more than 200 hospitals.
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
     Most patients with end-stage renal disease receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by the Centers for Medicare and Medicaid Services (CMS). For the nine months ended September 30, 2005 and 2004, approximately 57% and 53%, respectively, of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and to periodic changes in regulations, including changes that may reduce payments under the ESRD program. Neither Congress nor CMS approved an increase in the composite rate for 2004. Congress approved an increase of 1.6% in the Medicare ESRD composite rate for 2005, as well as changes in the way we are paid for separately billable drugs.
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
     Congress mandated a change in the way we are paid beginning in 2005 for most of the drugs, including EPO, that we bill for outside of the flat composite rate. This change resulted in lower reimbursement for these drugs and a higher composite rate. In 2005 we are reimbursed for the top ten separately billable ESRD drugs at average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at average sales price plus 6.0%. In addition, the composite rate was increased by 8.7% for 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 have been slightly positive to Renal Care Group’s revenue per treatment and earnings in 2005.
     On August 1, 2005, CMS issued its proposed rules that would revise payment for separately billable drugs and biologicals. Under the proposal, the payment rate will be set at average sales price plus 6.0% for all separately billable ESRD drugs. CMS has also proposed to change the drug add-on adjustment that took effect January 1, 2005, and to update the geographic designations and wage index for the composite rate. CMS has indicated that the government’s intent is to achieve revenue neutrality; however, management believes that the proposed rules could result in a reduction in reimbursement.

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
     We derive a significant portion of our revenue and earnings from the administration of EPO. EPO is manufactured by a single company, Amgen, Inc. EPO is used to treat anemia, a medical complication frequently experienced by dialysis patients. Changes in our contract with Amgen for 2005 along with changes in Amgen’s packaging practices for EPO has resulted in a slight increase in our cost of EPO in 2005. Net revenue from the administration of EPO was 24% and 27% of our net revenue for the nine months ended September 30, 2005 and 2004, respectively.
Change in Accounting Estimate
     During the three months ended September 30, 2005 we obtained final determination of certain Medicare cost report settlements. Accordingly, during this period we recognized a change in estimate of $2,611 (net of related tax expense of $1,676), or $0.04 per share, resulting in a reduction to the provision for doubtful accounts.
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
2. Acquisition by Fresenius Medical Care AG
     On May 3, 2005 we entered into a definitive merger agreement with Fresenius Medical Care AG in which Fresenius Medical Care agreed to acquire all of Renal Care Group’s outstanding stock. Fresenius Medical Care will pay $48.00 for each of our outstanding shares of common stock. Fresenius Medical Care will acquire Renal Care Group subject to its outstanding indebtedness, which was approximately $603.3 million as of September 30, 2005. In connection with the Fresenius Medical Care transaction, we incurred general and administrative expenses of approximately $10,350 pre-tax in the nine-month period ended September 30, 2005.
     Our Board of Directors and the management and supervisory boards of Fresenius Medical Care have approved the transaction, and on August 24, 2005 our stockholders voted to approve the transaction. Completion of the transaction is subject to customary conditions to closing, including the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. In June 2005, we received a request for additional information under the Hart-Scott Rodino Act from the Federal Trade Commission. We are providing information to the Federal Trade Commission to respond to this request. The Fresenius Medical Care transaction may not be completed before 30 days after certification by us and Fresenius Medical Care of substantial compliance with the Federal Trade Commission’s request for additional information or until earlier satisfaction by the Federal Trade Commission that the transactions will not raise anticompetitive concerns. Management believes the transaction will close in the fourth quarter of 2005 or early in 2006.
     On May 11, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, Renal Care Group was served with a complaint in the

Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that Renal Care Group and its directors engaged in self-dealing and breached their fiduciary duties to Renal Care Group’s shareholders in connection with the merger agreement between Renal Care Group and Fresenius Medical Care because, among other things, Renal Care Group used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of Renal Care Group’s financial advisors and the existence of Renal Care Group’s supplemental executive retirement plan. Renal Care Group removed these cases to federal court in June 2005.
     The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the non-solicitation clause and the matching rights provision in the Merger Agreement, and it adds allegations that our proxy statement makes material misrepresentations and omissions regarding the process by which the merger agreement was negotiated. Specifically, the amended complaint asserts that the proxy statement makes material misstatements or omissions regarding: (1) the reason Renal Care Group’s management and board engaged in a closed process of negotiating a potential merger with Fresenius and did not solicit potential competing bids from alternative purchasers; (2) the reason Renal Care Group’s board did not appoint a special committee to evaluate the fairness of the merger; (3) the alternatives available to Renal Care Group including potential alternative transactions and other strategic business opportunities, which purportedly were considered by Renal Care Group’s board during the strategic planning process the board engaged in during the second half of 2004; (4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; (5) all information regarding past investment banking services Bank of America has performed for Renal Care Group and Fresenius and the compensation Bank of America received for those services; (6) the forecasts and projections prepared by Renal Care Group’s management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; (7) the estimates of transaction synergies provided by Renal Care Group’s management that were referenced in the fairness opinions by Morgan Stanley; and (8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the proposed merger. Renal Care Group believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction. The pending complaint was remanded to Tennessee state court in September 2005.
3. Business Acquisitions
2005 Acquisitions
     During the first nine months of 2005, we completed a number of acquisitions and purchased the minority partners’ ownership interests in some of our existing joint ventures. The combined net assets acquired and resulting net cash purchase price paid in these transactions were $167,766. Each of the transactions (other than the purchases of minority partners’ interests in existing joint ventures) involved the acquisition of the net assets of entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened our existing market share within a specific geographic area or provided us with an entrance into one or more new markets. We began recording the results of operations for each of the acquired businesses at the effective dates of the respective transactions.
     The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the transactions completed during the first nine months of 2005:

Accounts receivable, net	$1,122
Inventory and other current assets	982
Property, plant and equipment, net	20,067
Intangible assets	7,140
Goodwill	138,873

Total assets acquired	168,184
Total liabilities assumed	418

Net assets acquired	$167,766

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
Pro Forma Data
     The following summary, prepared on a pro forma basis, combines our results of operations with those of the businesses we acquired in 2005. These pro forma results reflect the combined results of Renal Care Group and the acquired businesses as if the acquisitions had been consummated as of the beginning of the period presented, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Pro forma net revenue	$372,291	$403,572	$1,023,534	$1,182,198

Pro forma net income	$32,704	$35,692	$96,472	$100,626

Pro forma net income per share:
Basic	$0.49	$0.52	$1.43	$1.48

Diluted	$0.47	$0.50	$1.38	$1.42

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.
Joint Ventures
     During the quarter ended September 30, 2005, we purchased minority ownership interests in seven existing joint ventures for approximately $20,900. These purchases reduced the number of joint ventures in which we were the majority and controlling owner to 68 at September 30, 2005.
4. Long-Term Debt
     Long-term debt consisted of the following as of December 31, 2004 and September 30, 2005:

	December 31,	September 30,
	2004	2005
Term loan facility, bearing interest at a variable rate (5.3% at September 30, 2005)	$312,813	$296,563
Incremental term loan, bearing interest at a variable rate (5.1% at September 30, 2005)	—	100,000
9% senior subordinated notes	159,685	159,685
Obligations under capital leases	4,151	4,984
Other, including amounts outstanding under the revolving credit facility	3,357	20,541

Total indebtedness, excluding fair value premium	480,006	581,773
Add: 9% senior subordinated notes fair value premium	23,608	21,520

Total long-term debt	503,614	603,293
Less: current portion	23,969	36,597

	$479,645	$566,696

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
9% Senior Subordinated Notes
     With our acquisition of National Nephrology Associates, Inc. in April 2004, we assumed all of NNA’s outstanding debt including its 9% senior subordinated notes due 2011. We recorded the senior subordinated notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the senior subordinated notes and the face amount on the date of acquisition. Accordingly, the senior subordinated notes were recorded at the estimated fair value of $185,600. As of September 30, 2005, the carrying value of the senior subordinated notes was $181,205.
     The senior subordinated notes bear interest at the rate of 9% per annum on the face amount. The fair value premium is being recognized over the life of the senior subordinated notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the senior subordinated notes as of September 30, 2005 was 6.4%. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these senior subordinated notes. The rights of the noteholders and our obligations under these senior subordinated notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
Interest Rate Swap
     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of our term loan. Under these interest rate swap agreements we will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. We expect changes in cash flows under these agreements to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, we record changes in the fair value of the agreement directly in other comprehensive income. As of September 30, 2005, the notional amount of the swap agreements was $150,000 and their fair value was $2,065, resulting in an unrealized gain of $1,472 during the nine month period ended September 30, 2005 (net of a related tax expense of $925).
Obligations Under Capital Leases
     Obligations under capital leases consist primarily of capital leases for buildings and equipment maturing at various times through August 2019.
Other
     The other long-term debt consists primarily of notes and amounts outstanding under the revolving credit facility, maturing at various times through February 2009.

Maturities of Long-Term Debt
     The aggregate maturities of long-term debt, excluding the fair value premium, at September 30, 2005 are as follows:

2005	$7,443
2006	42,273
2007	79,854
2008	208,068
2009	82,143
Thereafter	161,992

$581,773

Guarantor Information
     Our wholly-owned subsidiaries have guaranteed the 9% subordinated notes as well as our obligations under the 2004 Agreement. We conduct substantially all of our business through subsidiaries. Presented below is condensed consolidating financial information as of September 30, 2005 and December 31, 2004 and for the three months and nine months ended September 30, 2005 and 2004, respectively. The information segregates Renal Care Group, Inc. (the parent company), the combined wholly-owned subsidiary guarantors and the combined non-guarantor subsidiaries and reflects consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.
Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2004
Cash and cash equivalents	$—	$—	$31,945	$(14,014)	$17,931
Accounts receivable, net	—	198,778	76,595	—	275,373
Other current assets	45,749	23,320	10,711	—	79,780

Total current assets	45,749	222,098	119,251	(14,014)	373,084
Property, plant and equipment, net	29,542	189,434	96,408	1,148	316,532
Goodwill	1,483	574,815	117,666	300	694,264
Other assets	10,828	99,033	7,436	(72,197)	45,100

Total assets	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

Current liabilities (including intercompany assets and liabilities)	$(699,042)	$813,091	$157,344	$(27,488)	$243,905
Long-term debt	476,184	(259)	3,720	—	479,645
Long-term liabilities	64,976	2,253	461	—	67,690
Minority interest	—	39,610	5,989	20	45,619
Stockholders’ equity	245,484	230,685	173,247	(57,295)	592,121

Total liabilities and stockholders’ equity	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of September 30, 2005
Cash and cash equivalents	$—	$—	$34,615	$(9,125)	$25,490
Accounts receivable, net	—	212,032	74,741	—	286,773
Other current assets	55,756	32,919	15,685	—	104,360

Total current assets	55,756	244,951	125,041	(9,125)	416,623
Property, plant and equipment, net	36,771	222,178	94,833	1,128	354,910
Goodwill	1,483	699,929	122,310	300	824,022
Other assets	9,165	105,419	6,748	(75,059)	46,273

Total assets	$103,175	$1,272,477	$348,932	$(82,756)	$1,641,828

Current liabilities (including intercompany assets and liabilities)	$(731,456)	$890,292	$125,546	$(33,882)	$250,500
Long-term debt	561,830	193	4,673	—	566,696
Long-term liabilities	58,700	6,211	1,630	—	66,541
Minority interest	—	48,029	9,428	(51)	57,406
Stockholders’ equity	214,101	327,752	207,655	(48,823)	700,685

Total liabilities and stockholders’ equity	$103,175	$1,272,477	$348,932	$(82,756)	$1,641,828

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended September 30, 2004
Net revenue	$1,718	$245,757	$110,181	$(1,545)	$356,111
Total operating costs and expenses	12,402	198,053	80,634	(1,545)	289,544

Income (loss) from operations	(10,684)	47,704	29,547	—	66,567
Interest expense (income), net	6,850	(92)	111	—	6,869
Minority interest	—	9,300	858	—	10,158
Provision (benefit) for income taxes	(6,750)	14,821	11,001	—	19,072

Net income (loss)	$(10,784)	$23,675	$17,577	$—	$30,468

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the three months ended September 30, 2005
Net revenue	$916	$291,743	$111,218	$(1,647)	$402,230
Total operating costs and expenses	18,216	224,727	84,437	(1,647)	325,733

Income (loss) from operations	(17,300)	67,016	26,781	—	76,497
Interest expense (income), net	8,669	(117)	163	—	8,715
Minority interest	—	9,164	751	—	9,915
Provision (benefit) for income taxes	(9,234)	22,051	9,819	—	22,636

Net income (loss)	$(16,735)	$35,918	$16,048	$—	$35,231

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2004
Net revenue	$2,652	$674,627	$301,690	$(3,976)	$974,993
Total operating costs and expenses	38,553	527,544	228,883	(3,976)	791,004

Income (loss) from operations	(35,901)	147,083	72,807	—	183,989
Interest expense (income), net	13,580	(92)	111	—	13,599
Minority interest	—	23,320	1,742	—	25,062
Provision (benefit) for income taxes	(18,942)	47,371	27,161	—	55,590

Net income (loss)	$(30,539)	$76,484	$43,793	$—	$89,738

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2005
Net revenue	$2,327	$818,092	$344,788	$(5,139)	$1,160,068
Total operating costs and expenses	55,101	635,114	260,494	(5,139)	945,570

Income (loss) from operations	(52,774)	182,978	84,294	—	214,498
Interest expense (income), net	23,992	(455)	420	—	23,957
Minority interest	—	25,985	2,424	—	28,409
Provision (benefit) for income taxes	(26,565)	60,381	31,236	—	65,052

Net income (loss)	$(50,201)	$97,067	$50,214	$—	$97,080

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2004
Cash flows from operating activities:
Net income (loss)	$(30,539)	$76,484	$43,793	$—	$89,738
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(87,188)	74,728	26,476	32,340	46,356

Net cash provided by (used in) operating activities	(117,727)	151,212	70,269	32,340	136,094
Net cash (used in) provided by investing activities	(167,259)	(153,167)	(30,233)	2,367	(348,292)
Net cash provided by (used in) financing activities	264,829	(691)	(12,415)	(47,867)	203,856

(Decrease) increase in cash and cash equivalents	(20,157)	(2,646)	27,621	(13,160)	(8,342)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$—	$55,113	$(13,160)	$41,953

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the nine months ended September 30, 2005
Cash flows from operating activities:
Net income (loss)	$(50,201)	$97,067	$50,214	$—	$97,080
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(30,842)	93,255	(19,111)	(3,603)	39,699

Net cash provided by (used in) operating activities	(81,043)	190,322	31,103	(3,603)	136,779
Net cash (used in) provided by investing activities	(27,877)	(190,774)	(13,580)	20	(232,211)
Net cash provided by (used in) financing activities	108,920	452	(14,853)	8,472	102,991

Increase in cash and cash equivalents	—	—	2,670	4,889	7,559
Cash and cash equivalents, at beginning of period	—	—	31,945	(14,014)	17,931

Cash and cash equivalents, at end of period	$—	$—	$34,615	$(9,125)	$25,490

5. Net Income per Share
The following table sets forth the computation of basic and diluted net income per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2005	2004	2005
Numerator:
Numerator for basic and diluted net income per share — net income	$30,468	$35,231	$89,738	$97,080
Denominator:
Denominator for basic net income per share — weighted-average shares	67,095	68,167	67,612	68,022
Effect of dilutive securities:
Stock options	2,244	2,856	2,318	2,699

Denominator for diluted net income per share — adjusted weighted-average shares and assumed conversions	69,339	71,023	69,930	70,721

Net income per share:
Basic	$0.45	$0.52	$1.33	$1.43

Diluted	$0.44	$0.50	$1.28	$1.37

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
     All outstanding stock options and all of the outstanding nonvested stock awards became fully vested on August 24, 2005, as a result of the stockholders’ vote to approve Fresenius Medical Care’s acquisition of Renal Care Group, which represented a change of control under the applicable provisions of the Company’s stock-based compensation plans. The information set forth below reflects the estimated pro forma after-tax charge the Company would have incurred during the third quarter of 2005 as a result of the accelerated vesting of stock options.
     The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) to stock-based compensation to employees and directors:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income, as reported	$30,468	$35,231	$89,738	$97,080
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	131	319	188	431
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(2,889)	(18,474)	(7,431)	(23,236)

Pro forma net income	$27,710	$17,076	$82,495	$74,275

Net income per share:
Basic, as reported	$0.45	$0.52	$1.33	$1.43

Basic, pro forma	$0.41	$0.25	$1.22	$1.09

Diluted, as reported	$0.44	$0.50	$1.28	$1.37

Diluted, pro forma	$0.40	$0.24	$1.18	$1.05

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
7. Contingencies
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation. Compliance with the subpoena will require us to incur substantial legal expenses and will require management attention. We cannot predict whether legal proceedings will be initiated against us in connection with this investigation or, if initiated, the outcome of any proceedings.
     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires the production of documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other services we provide to patients, our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation. Compliance with the subpoena will require us to incur substantial legal expenses and will require management attention. We cannot predict whether any legal proceedings will be initiated against us in connection with this investigation or, if initiated, the outcome of any proceedings.
     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. We believe that we are in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. We are not aware of any other pending or threatened investigations involving allegations of potential noncompliance with applicable laws or regulations. While no regulatory inquiries other than those described above have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.
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

123(R). As announced, the SEC will permit companies to implement SFAS No. 123(R) at the beginning of their next fiscal year (instead of their next reporting period) that begins after June 15, 2005. We are evaluating the requirements of SFAS No. 123(R). We expect that the adoption of SFAS No. 123(R), effective January 1, 2006, will have an impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the potential financial impact of adopting SFAS No. 123(R).
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005
     Net Revenue. Net revenue increased from $356.1 million for the three months ended September 30, 2004 to $402.2 million for the three months ended September 30, 2005, an increase of $46.1 million, or 13.0%. This increase resulted primarily from a 10.5% increase in the number of treatments we performed from 1,125,021 in the 2004 period to 1,243,131 in the 2005 period. This growth in treatments is the result of acquisitions we completed after October 1, 2004 along with a 3.3% increase in same-market treatments for the 2005 period compared to the 2004 period. In addition, average patient revenue per treatment increased 2.5% from $314 in 2004 to $322 in 2005. The increase was largely due to the impact of price increases to our commercial payors and benefits from renegotiating certain managed care contracts. In addition, revenue per treatment increased modestly as a result of the net impact of Medicare’s 1.6% composite rate increase and changes in its reimbursement for separately billable drugs, along with the case mix adjustment that became effective in April 2005, all of which resulted from the Medicare Modernization Act. These favorable effects on our revenue per treatment were partially offset by increases in the percentage of total net revenue that was derived from reimbursement under the Medicare and Medicaid programs, as well as decreases in the utilization of certain drugs, primarily EPO.
     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $239.4 million for the three months ended September 30, 2004, to $267.9 million for the three months ended September 30, 2005, an increase of 11.9%. This increase was due principally to the increase in the number of treatments we performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of revenue decreased from 67.2% in the 2004 period to 66.6% in the 2005 period. Patient care costs per treatment increased from $213 in the 2004 period to $215 in the 2005 period primarily as a result of higher labor, benefit and insurance costs. During the third quarter of 2005, we experienced increases in the cost of some of our insurance programs, primarily medical malpractice and workers compensation. Management believes that these costs along with salary and benefit costs will continue to increase through the remainder of 2005.
     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing, legal and information systems. General and administrative expenses increased from $26.3 million for the three months ended September 30, 2004 to $34.3 million for the three months ended September 30, 2005, an increase of 30.1%. The increase in general and administrative expenses included $3.7 million of transaction costs that we incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group. In addition, we experienced significant increases in legal costs during the third quarter of 2005 as we responded to the investigations under the subpoenas we received from the offices of the United States Attorney for the Eastern District of Missouri and the United States Attorney for the Eastern District of New York. General and administrative expenses as a percentage of net revenue increased from 7.4% in the 2004 period to 8.5% in the 2005 period. Excluding the effect of the $3.7 million of costs related to the transaction with Fresenius Medicare Care, general and administrative costs as a percentage of revenue were 7.6% in the 2005 period. Management believes that we will continue to face increases in general and administrative expenses for the remainder of 2005 in connection with both the Fresenius Medical Care transaction and compliance with the New York and Missouri subpoenas.
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
     The provision for doubtful accounts decreased from $8.5 million for the three months ended September 30, 2004 to $5.4 million for the three months ended September 30, 2005, a decrease of $3.1 million, or 36.2%. The provision for doubtful accounts as a percentage of net revenue decreased from 2.4% in the 2004 period to 1.3% in the 2005 period. During the third quarter of 2005, we obtained notification of final determination of significant Medicare cost report amounts related to acquired National Nephrology Associates operations. As a result of these notifications, we recognized approximately $4.3 million in Medicare cost report payments as a reduction in the provision for doubtful accounts. Excluding the impact of any additional Medicare bad debt recoveries, management expects the provision for doubtful accounts for the remainder of 2005 to be in our historic range of between 2.0% and 2.5% of net revenue.
     Depreciation and Amortization. Depreciation and amortization increased from $15.3 million for the three months ended September 30, 2004 to $18.2 million for the three months ended September 30, 2005, an increase of 18.4%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue increased from 4.3% in 2004 to 4.5% in 2005.
     Income from Operations. Income from operations increased from $66.6 million for the three months ended September 30, 2004 to $76.5 million for the three months ended September 30, 2005, an increase of 14.9%. Income from operations as a percentage of net revenue increased from 18.7% in the 2004 period to 19.0% in the 2005 period as a result of the combined effect of the factors described above.
     Interest Expense, Net. Interest expense increased from $6.9 million for the three months ended September 30, 2004 to $8.7 million for the three months ended September 30, 2005. This increase was due to higher average borrowings outstanding during the quarter, which were primarily associated with recent acquisitions, as well as increases in the Company’s weighted average borrowing rate under our term loans.
     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue decreased from 2.9% in the 2004 period to 2.5% in the 2005 period. The reduction in minority interest expense as a percentage of revenue was the result of our purchase of the interests of the minority partners in some of our joint ventures coupled with a slight decrease in the profitability of some of the facilities that we operate as joint ventures. During the third quarter of 2005, we purchased minority partner interests in seven joint ventures. As of September 30, 2005, we were the majority and controlling owner in 68 joint ventures.
     Provision for Income Taxes. Income tax expense increased from $19.1 million for the three months ended September 30, 2004 to $22.6 million for the three months ended September 30, 2005, an increase of $3.6 million or 18.7%. The increase is a result of higher pre-tax earnings described above. Our effective tax rate increased from 38.5% for the 2004 period to 39.1% in the 2005 period principally because a substantial portion of the $3.7 million of costs associated with the Fresenius Medical Care transaction were not deductible for income tax purposes.
     Net Income. Net income increased from $30.5 million for the three months ended September 30, 2004 to $35.2 million for the three months ended September 30, 2005, an increase of $4.8 million or 15.6%. Excluding the $3.7 million ($2.9 million after tax) of costs associated with the Fresenius Medical Care transaction, our net income would have been $38.1 million, an increase of approximately $7.7 million or 25.1%.
Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005
     Net Revenue. Net revenue increased from $975.0 million for the nine months ended September 30, 2004 to $1,160.1 million for the nine months ended September 30, 2005, an increase of $185.1 million or 19.0%. This increase resulted primarily from a 16.5% increase in the number of treatments performed by Renal Care Group from 3,080,520 in the 2004 period to 3,587,959 in the 2005 period. This growth in treatments was the result of our acquisition of National Nephrology Associates, Inc. in April 2004 and the acquisition of other dialysis facilities, coupled with a 2.9% increase in same-market treatments for the 2005 period compared to the 2004 period. In addition, patient revenue per treatment increased 2.2% from $315 in the 2004 period to $322 in the 2005 period. The increase in patient revenue per treatment was largely due to the impact of price increases to our commercial payors and benefits from renegotiating certain managed care contracts, the effect of which was partially offset by the favorable resolution of contractual issues with payors during the first quarter 2004. In addition, net revenue per dialysis treatment increased modestly as a result of the net impact of Medicare’s 1.6% composite rate increase and changes in its reimbursement for separately billable drugs, along with the case mix adjustment that became effective in April 2005, all of which resulted from the Medicare Modernization Act. These favorable effects on our revenue per treatment were partially offset by increases in the percentage of our total net revenue that was derived from reimbursement under the Medicare and Medicaid programs, as well as decreases in the utilization of certain drugs, primarily EPO.
     Patient Care Costs. Patient care costs increased from $648.6 million for the nine months ended September 30, 2004 to $769.3 million for the nine months ended September 30, 2005, an increase of 18.6%. This increase was due principally to the 16.5% increase in the number of treatments performed during the period, which resulted in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased slightly from 66.5% in the 2004 period to 66.3% in the 2005 period. Patient care costs per treatment increased 1.4% from $211 in the 2004 period to $214 in the 2005 period. This increase was generally due to the higher cost structure in the former NNA facilities, as well as higher labor and benefit costs and higher insurance costs. During the third quarter of 2005, we experienced cost increases in some of our insurance programs, primarily medical malpractice and workers compensation. Management believes that these costs along with salary and benefit costs will continue to increase through the remainder of 2005.
     General and Administrative Expenses. General and administrative expenses increased from $76.4 million for the nine months ended September 30, 2004 to $101.0 million for the nine months ended September 30, 2005, an increase of 32.2%. General and administrative expenses as a percentage of net revenue increased from 7.8% in 2004 to 8.7% in 2005. This increase was primarily attributable to $10.4 million of transaction costs we incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group. In addition, we experienced significant increases in legal costs as we responded to the investigations under the subpoenas received from the offices of the United States Attorney for the Eastern District of Missouri and the United States Attorney for the Eastern District of New York. Excluding the effect of the $10.4 million of transaction costs, general and administrative costs as a percentage of revenue were 7.8% of net revenue during the nine months ended September 30, 2005.
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
     The provision for doubtful accounts decreased from $23.6 million for the nine months ended September 30, 2004 to $22.5 million for the nine months ended September 30, 2005, a decrease of $1.1 million, or 4.6%. The provision for doubtful accounts as a percentage of net revenue decreased from 2.4% in the 2004 period to 1.9% in the 2005 period. During the third quarter of 2005, we obtained notification of final determination of significant Medicare cost report amounts related to acquired National Nephrology Associates operations. As a result of these notifications we recognized approximately $4.5 million in Medicare cost report payments as a reduction in the provision for doubtful accounts. Excluding the impact of any additional Medicare bad debt recoveries, management expects the provision for doubtful accounts for the remainder of 2005 to be in our historic range of between 2% and 2.5% of net revenue.
     Depreciation and Amortization. Depreciation and amortization increased from $42.4 million for the nine months ended September 30, 2004 to $52.7 million for the nine months ended September 30, 2005, an increase of $10.3 million, or 24.4%. This net increase was due to increases in plant and equipment, separately identifiable assets associated with our recent acquisitions, start-up of dialysis facilities, and the normal replacement costs of dialysis facilities and equipment. Depreciation and amortization as a percentage of net revenue increased from 4.3% in the 2004 period to 4.5% in the 2005 period.
     Income from Operations. Income from operations increased from $184.0 million for the nine months ended September 30, 2004 to $214.5 million for the nine months ended September 30, 2005, an increase of $30.5 million, or 16.6%. Income from operations as a percentage of net revenue decreased from 18.9% in the 2004 period to 18.5% in the 2005 period as a result of the combined effect of the factors described above.
     Interest Expense, Net. Interest expense increased from $13.6 million for the nine months ended September 30, 2004 to $24.0 million for the nine months ended September 30, 2005. The increase was the result of higher average borrowings in 2005, which were primarily associated with our recent acquisitions, as well as increases in the Company’s weighted average borrowing rate under our term loans.

     Minority Interest. Minority interest as a percentage of net revenue decreased from 2.6% in the 2004 period to 2.4% in the 2005 period. The reduction in minority interest expense as a percentage of revenue was the result of our purchase of the interests of the minority partners in some of our joint ventures coupled with a slight decrease in the profitability of some of the facilities that we operate as joint ventures. During the third quarter of 2005, the Company purchased minority partner interests in seven joint ventures. As of September 30, 2005, we were the majority and controlling owner in 68 joint ventures.
     Provision for Income Taxes. Income tax expense increased from $55.6 million for the nine months ended September 30, 2004 to $65.1 million for the nine months ended September 30, 2005, an increase of $9.5 million or 17.0%. The increase is a result of higher pre-tax earnings described above. The Company’s effective tax rate increased from 38.3% for the 2004 period to 40.1% for the 2005 period principally because a large portion of the $10.4 million of costs associated with the Fresenius Medical Care transaction were not deductible for income tax purposes.
     Net Income. Net income increased from $89.7 million for the nine months ended September 30, 2004 to $97.1 million for the nine months ended September 30, 2005, an increase of $7.3 million or 8.2%. Excluding the $10.4 million ($9.3 million after tax) of costs associated with the Fresenius Medical Care transaction, our net income would have been $106.3 million, an increase of approximately $16.6 million or 18.5%.
Liquidity and Capital Resources
     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers and to finance working capital needs. At September 30, 2005, our working capital was $166.1 million, cash and cash equivalents were $25.5 million, and our current ratio was approximately 1.7 to 1.0.
     Net cash provided by operating activities was $136.8 million for the nine months ended September 30, 2005. Cash provided by operating activities primarily consists of net income before depreciation and amortization expense and income applicable to minority interest, adjusted for changes in components of working capital. Net cash used in investing activities was $232.2 million for the nine months ended September 30, 2005. Net cash used in investing activities primarily consists of $167.8 million cash paid for acquisitions, net of cash acquired, and $67.5 million in purchases of property and equipment. Net cash provided by financing activities was $103.0 million for the nine months ended September 30, 2005. Net cash provided by financing activities primarily reflects net proceeds of $100.0 million from the issuance of long-term debt, partially offset by $16.3 million in payments on long-term debt.
     We are a party to a credit agreement with a group of banks totaling up to $700.0 million. The credit agreement has a $150.0 million revolving credit facility, a $325.0 million term loan facility and a $225.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. In May 2005, we finalized the terms of a $100.0 million incremental term loan under the credit agreement. We used the proceeds of this incremental term loan to finance some of our 2005 acquisitions. The revolving credit facility, the $325.0 million term loan facility and the $100.0 million incremental term loan have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the credit agreement. Further, our obligations under the credit agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The credit agreement includes financial covenants that are customary based on the amount and duration of the agreement.
     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of September 30, 2005, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility. At September 30, 2005, our outstanding indebtedness was $603.3 million, including a remaining balance of $296.6 million under the term loan facility, $100.0 million under the incremental term loan, $20.0 million under the revolving credit facility, $181.2 million of 9.0% senior subordinated notes assumed in our acquisition of NNA and $5.5 million of other indebtedness, primarily capital leases.
     Borrowings under our credit agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk, and we will face higher interest costs on this debt if interest rates rise.
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

     The 9% senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9% on the face amount. As of September 30, 2005 these notes have a remaining face value of $159.7 million and are recorded at their carrying value of $181.2 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
     As a result of our indebtedness, we will incur substantial interest expense in the future. Based on our outstanding indebtedness of $581.8 million, excluding the unamortized fair value premium of $21.5 million on the 9% senior subordinated notes, the aggregate maturities of our borrowings are as follows: 2005 — $7.4 million; 2006 — $42.3 million; 2007 — $79.9 million; 2008 — $208.1 million; 2009 — $82.1 million; and thereafter — $162.0 million.
     We plan to make capital expenditures of between $85.0 million and $95.0 million in 2005, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. As of September 30, 2005, we had made approximately $67.5 million of capital expenditures for these purposes in 2005. We expect to fund these capital expenditures with cash provided by operating activities and our existing credit facilities. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.
     We have a stock repurchase program. Pending the completion of the Fresenius Medical Care transaction we do not plan to repurchase shares under this program. During 2004, we repurchased 4.6 million shares for $137.8 million, and in the first quarter of 2005, we repurchased 252,000 shares of common stock for approximately $9.4 million. As of September 30, 2005, we had repurchased an aggregate of 14.8 million shares under our stock repurchase plan, for a total of approximately $381.6 million.
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
     Because of these conditions, the transaction with Fresenius Medical Care may not be completed. If the transaction is not completed for any reason, then our current management, under the direction of our Board of Directors, will continue to manage Renal Care Group.
Failure to complete the Fresenius Medical Care transaction could negatively impact the market price of our common stock and our ability to operate our business.
     If the transaction with Fresenius Medical Care is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock could decline;

•	costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees and, in specified circumstances, termination fees and expense reimbursement payments, must be paid even if the transaction is not completed and will be expensed in the fiscal period in which termination occurs;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our associates and our relationships with patients, medical directors, attending physicians and suppliers, during the period before completion of the transaction, may make it difficult for us to regain our financial and market position if the transaction does not occur; and

•	the loss of key management, clinical and technical personnel who may be uncertain about their future roles and relationships with Renal Care Group following the completion of the transaction with Fresenius Medical Care could make it difficult for us to operate our business effectively and profitably if we are unable to replace these employees if the transaction with Fresenius Medical Care is not completed.
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
     In recent reviews of dialysis reimbursement, the Medicare Payment Advisory Commission, also known as MedPAC, determined that Medicare payments for dialysis services are less than the average costs that providers incur to provide the services. Since Medicaid rates are comparable to those of Medicare and because Medicare only pays us 80% of the Medicare allowable amount (the patient, Medicaid or secondary insurance being responsible for the remaining 20%), the amount we receive from Medicare and Medicaid is less than our average cost per treatment. As a result, the payments we receive from private payors both subsidize the losses we incur on services for Medicare and Medicaid patients and generate all the profits we report. In fact, much of our profit is generated from private-pay patients for whom we are paid at amounts equal to several times Medicare rates. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care but that 45% of our net revenue in 2003, 47% of our net revenue in 2004 and 43% of our net revenue for the nine months ended September 30, 2005 were derived from sources other than Medicare and Medicaid. Therefore, if the private payors who pay for the care of the other 20% of our patients reduce their payments for our services, or if we experience a shift in our revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately impacted.

     We have been able to implement annual price increases for private insurers and managed care organizations, but government reimbursement has remained flat or has been increased only modestly. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. During 2005 we have experienced pricing pressure from a number of private payors. As a result of the industry cycle and this pricing pressure, management believes that our ability to maintain or raise rates to private insurers and managed care companies may be more limited over the next several years than it has been in the recent past. Management believes that the reductions in reimbursement by commercial insurers, along with pricing pressure from other commercial insurers and managed care organizations, could adversely impact our revenue per treatment and earnings per share in the remainder of 2005 and in 2006. Any of the following events could have a material adverse effect on our revenue and earnings:
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
     If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 55% of our net revenue for 2003, 53% of our net revenue for 2004, and 57% of our net revenue for the nine months ended September 30, 2005 consisted of reimbursements from Medicare, Medicaid and comparable state programs, including reimbursement for the administration of EPO. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:
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
     Specifically, the President’s proposed budget for fiscal 2006 proposes substantial cuts in federal Medicaid spending. We cannot predict whether any of the proposed cuts will be made or how they will affect us. In addition, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we are paid beginning in 2005 for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change has resulted in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2005 we are reimbursed for the top ten separately billable ESRD drugs (including EPO) at average acquisition cost, and we are reimbursed for other separately billable ESRD drugs at average sales price plus 6%. In addition, the composite rate was increased by 8.7% in 2005. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2005 will be neutral to our Medicare revenue per treatment.
     On August 1, 2005, CMS issued its proposed rules that would revise payment for separately billable drugs and biologicals furnished by ESRD facilities. Under the proposal, the payment rate will be set at average sales price plus 6%, consistent with payment rates for most other drugs under Medicare Part B. CMS proposed to change the drug add-on adjustment that took effect January 1, 2005, and to update the geographic designations and wage index for the composite rate. Although we believe that the government’s intent is to achieve revenue neutrality as required by the original MMA legislation, it appears that the proposed rules could result in a reduction in our reimbursement. The proposed rules are complex and lengthy, and we continue to review all related information. As of the date of this filing we are unable to accurately quantify the potential impact of these proposed changes on our reimbursement for 2006.

If states lower Medicaid reimbursement, then we would be less profitable.
     The Medicaid programs in Alaska, New Mexico and Nevada, three states in which we operate, currently reimburse us for some items at rates higher than those paid by Medicare. These programs may reduce payment levels to be at or close to Medicare rates. In addition, a number of the states in which we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement, changing their Medicaid programs or not paying claims to address these shortfalls and cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement might occur and what their precise effect will be.
If reimbursement for EPO decreases, then we could be less profitable.
     If government or private payors reduce reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 24% of our net revenue for 2003, 26% of our net revenue for 2004 and 24% of our net revenue for the nine months ended September 30, 2005. Most of our payments for EPO come from government programs. For the nine months ended September 30, 2005, Medicare and Medicaid reimbursement represented approximately 57% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our net revenue and earnings. As discussed above, as part of the Medicare Modernization Act, Congress mandated a change in the way we are reimbursed for EPO, and CMS has adopted regulations to implement the change. In 2005 we have been reimbursed for EPO at an average acquisition price. On August 1, 2005, CMS published proposed rules for reimbursement that included EPO reimbursement at average sales price plus 6%. This average sales price plus 6% would likely be substantially less than the current average acquisition price. Therefore, to the extent CMS does not change the composite rate to offset this reduction in EPO payments, our revenue and profits will be adversely affected by this proposed change in EPO payments.
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
     The administration of EPO and other drugs accounted for approximately 35% of our net revenue during the first nine months of 2005. Changes in physician practices or prescription patterns, changes in private and governmental reimbursement criteria or the introduction of new drugs or new types of drug administration could materially reduce our net revenue and profits. For example, some Medicare fiscal intermediaries have implemented or may implement local medical review policies for EPO and other drugs that would effectively limit reimbursement for those drugs. In 2004, CMS proposed a national policy that would establish limits on reimbursement for EPO, but this proposal has not yet been finalized. We are unable to predict whether and, if so, when any such changes may occur, but if they do, they will likely have an adverse impact on our net revenue and earnings.
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
     Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, we are involved in current investigations, and the government may investigate our business in the future. One of our competitors, DaVita, Inc., has announced that it is the subject of an investigation by the U.S. Attorney for the Eastern District of Pennsylvania. In December 2004, another competitor, Gambro Healthcare, Inc., settled matters related to an investigation by the U.S. Attorney’s Office in St. Louis, Missouri and paid approximately $350.0 million in connection with the settlement. In addition, each of DaVita and Fresenius Medical Care AG has announced in 2005 that it is the subject of an investigation by the U.S. Attorney’s Office in St. Louis, Missouri.
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

     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires the production of documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other services we provide to patients, our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. If any of our operations is found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.
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
     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire other providers. In October 2005, DaVita, Inc. completed the acquisition of Gambro Healthcare, Inc.’s United States dialysis services business, and in May 2005 we and Fresenius Medical Care announced the agreement under which Fresenius Medical Care will acquire Renal Care Group. Following the closing of the DaVita/Gambro transaction, there are three large dialysis companies (including Renal Care Group) that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. We also face competition from new entrants into the market, including centers established by former medical directors or other referring physicians. We cannot assure you that we will be able to compete effectively with any of our competitors.
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
     As of September 30, 2005, we had total consolidated debt of approximately $603.3 million, including a $21.5 million fair value premium on the 9.0% senior subordinated notes, and cash of approximately $25.5 million. Also, subject to limitations, including those in our credit facility and those included in the indenture for our 9.0% senior subordinated notes, we are not and will not be prohibited from incurring additional debt.
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
     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. The rate of increase in deductibles and premiums moderated somewhat in 2004 and the first half of 2005, but there were some increases, and there may be larger increases in the future. Our earnings could be materially and adversely affected by any of the following:
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
     We have agreed to be acquired by Fresenius Medical Care, subject to a number of conditions. The merger agreement includes provisions that would make it difficult for a competing bidder to acquire Renal Care Group. These provisions include our agreements not to solicit other offers and not to provide information to a potential bidder, as well as our agreement to pay a termination fee to Fresenius Medical Care if we terminate the merger agreement and complete another transaction. In addition, our certificate of incorporation and bylaws contain a number of provisions that may delay, deter or inhibit a future acquisition or change in control that is not first approved by our board of directors. This could occur even if our shareholders receive an attractive offer for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain approval from our board of directors before pursuing a transaction. Provisions that could delay, deter or inhibit a future acquisition or change in control include the following:
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
Outstanding debt
     As of September 30, 2005, we had outstanding debt of $603.3 million, including a $21.5 million fair value premium on our 9.0% senior subordinated notes. This debt consisted of $296.6 million outstanding under the term facility in our 2004 credit agreement, $100.0 million under the incremental term loan, $181.2 million of indebtedness relating to the 9.0% senior subordinated notes due 2011, $20.0 million under the revolving credit facility and approximately $5.5 million outstanding under various capital leases and notes payable. Borrowings of $246.6 million under the term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rate under the term loan as of September 30, 2005, was 5.1%. We expect this rate to rise in the future if interest rates rise on the portion that bears interest at floating rates. Our outstanding senior subordinated notes bear nominal interest at 9.0% on the $159.7 million outstanding face amount of the notes. The unamortized $21.5 million fair value premium is being recognized over the life of the notes using the effective interest method, which is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes as of September 30, 2005 was 6.4%. At September 30, 2005, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the September 30, 2005 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $1.7 million for the nine months ended September 30, 2005.
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
     (b) There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely materially to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. To our knowledge, no proceedings have been initiated against us at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation.
     On May 11, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that Renal Care Group and its directors engaged in self-dealing and breached their fiduciary duties to the Renal Care Group shareholders in connection with the merger agreement between Renal Care Group and Fresenius Medical Care because, among other things, Renal Care Group used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of Renal Care Group’s financial advisors and the existence of Renal Care Group’s supplemental executive retirement plan. Renal Care Group removed these cases to federal court in June 2005. The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the non-solicitation clause and the matching rights provision in the merger agreement and adds allegations that our proxy statement makes material misrepresentations and omissions regarding the process by which the merger agreement was negotiated. Specifically, the amended complaint asserts that the proxy statement makes material misstatements or omissions regarding: (1) the reason Renal Care Group’s management and board engaged in a closed process of negotiating a potential merger with Fresenius and did not solicit potential competing bids from alternative purchasers; (2) the reason Renal Care Group’s board did not appoint a special committee to evaluate the fairness of the merger; (3) the alternatives available to Renal Care Group, including potential alternative transactions and other strategic business opportunities, which purportedly were considered by Renal Care Group’s board during the strategic planning process the board engaged in during the second half of 2004; (4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; (5) all information regarding past investment banking services Bank of America has performed for Renal Care Group and Fresenius and the compensation Bank of America received for those services; (6) the forecasts and projections prepared by Renal Care Group’s management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; (7) the estimates of transaction synergies provided by Renal Care Group management that were referenced in the fairness opinions by Morgan Stanley; and (8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the proposed acquisition. Renal Care Group believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction. This complaint was remanded to Tennessee state court in September 2005.
     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires the production of documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other services we provide to patients, our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, although we cannot predict whether or when proceedings might be initiated. We intend to cooperate with the government’s investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On August 24, 2005, we held a special meeting of shareholders in Nashville, Tennessee for the following purpose and with the following result:
     To adopt the Agreement, dated as of May 3, 2005, by and among Renal Care Group, Inc., Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Florence Acquisition, Inc., as it may be amended from time to time, pursuant to which Florence Acquisition, Inc. will be merged with and into Renal Care Group, Inc. with Renal Care Group, Inc. surviving as a wholly owned subsidiary of Fresenius Medical Care Holdings, Inc.:

FOR	AGAINST	ABSTAIN
52,531,601	94,045	466,086
ITEM 6. EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAL CARE GROUP, INC. (Registrant)
November 2, 2005	BY:	/s/ David M. Dill
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