Form 10-K
period 2005-12-31
RENAL CARE GROUP INC
filed 2006-03-15
CIK 920052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 2005
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
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Company was $3,103,391,332 as of June 30, 2005, based upon the closing price of such stock as reported on the New York Stock Exchange on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).
     There were 68,742,244 shares of common stock, $0.01 par value, issued and outstanding at March 9, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

FORWARD LOOKING STATEMENTS
     This report contains “forward-looking statements.” Forward-looking statements relate to our expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after December 31, 2005;

•	the agreement by Fresenius Medical Care to acquire Renal Care Group;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	the reimbursement levels of third-party payors; and

•	our future sources of and needs for liquidity and capital resources.
     The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to differ materially from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 18 to 27 of this report under the heading “Risk Factors.”
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
     Unless otherwise indicated, “Renal Care Group,” “we,” “us,” “our,” and “the Company” refer to Renal Care Group, Inc. and our consolidated subsidiaries.
PART I
Item 1. Business
ACQUISITION BY FRESENIUS MEDICAL CARE
     On May 3, 2005 we entered into a definitive merger agreement with Fresenius Medical Care AG in which Fresenius Medical Care agreed to acquire all of Renal Care Group’s outstanding stock. Fresenius Medical Care will pay $48.00 for each of our outstanding shares of common stock. Fresenius Medical Care will acquire Renal Care Group subject to its outstanding indebtedness.

     Our Board of Directors and the management and supervisory boards of Fresenius Medical Care have approved the transaction, and on August 24, 2005 our stockholders voted to approve the transaction. Completion of the transaction is subject to customary conditions to closing, including the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. In June 2005, we received a request for additional information under the Hart-Scott Rodino Act from the Federal Trade Commission. Management believes the transaction will close by March 31, 2006.
GENERAL
     Renal Care Group, Inc. provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (ESRD). As of December 31, 2005, we provided dialysis and ancillary services to over 32,300 patients through 456 outpatient dialysis centers in 34 states, in addition to providing acute dialysis services to more than 200 hospitals. Renal Care Group was formed in 1996 by leading nephrologists with the objective of creating a company with the clinical and financial capability to manage the full range of care for ESRD patients on a cost-effective basis. As of December 31, 2005, there were 1,314 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.
     In our dialysis facilities, ESRD patients receive dialysis treatments, generally three times a week, in a technologically advanced outpatient setting. According to the Centers for Medicare & Medicaid Services (CMS), there were more than 4,500 facilities providing outpatient dialysis services in the United States at the end of 2003. Because of the critical role of dialysis in the treatment of patients with ESRD, many outpatient dialysis facilities were, in the 1980’s and 1990’s, owned by practicing nephrologists and comprised an integral component of their practice. The dialysis services industry has been consolidating since before we were formed. As a result, we believe that as of December 31, 2005, approximately 67% of outpatient dialysis centers are now owned by multi-center dialysis companies, approximately 15% are owned by independent physicians, small chains and other small operators, and approximately 18% are owned by hospitals.
     Renal Care Group is a Delaware corporation; our principal executive offices are located at 2525 West End Avenue, Suite 600, Nashville, Tennessee 37203; and our telephone number is (615) 345-5500. Our website is www.renalcaregroup.com.
INDUSTRY OVERVIEW
End-Stage Renal Disease
     ESRD is a state of advanced kidney failure. ESRD is irreversible and, without a kidney transplant, ultimately lethal. It is most commonly a result of complications associated with diabetes, hypertension, certain renal and hereditary diseases, aging and other factors. In order to sustain life, ESRD patients must receive either dialysis for the remainder of their lives or a successful kidney transplant. By the end of 2003, dialysis was the primary treatment for approximately 72% of all ESRD patients in the United States, and the remaining 28% of ESRD patients had a functioning kidney transplant.
     According to United States Renal Data System estimates, direct medical payments for ESRD totaled $27.3 billion during 2003. Of the total direct medical payments for ESRD, approximately $18.1 billion was paid by the federal government through the Medicare program. As a result of legislation enacted in 1972, the federal government provides Medicare benefits to patients who are diagnosed with ESRD, if they are eligible for Social Security, regardless of their age or financial circumstances.
     According to CMS data, the number of ESRD patients in the United States who need dialysis grew from approximately 66,000 in 1982 to approximately 325,000 as of December 31, 2003. Based on data from the United States Renal Data System, the rate of ESRD incidence among Medicare-eligible patients was approximately 341 patients per million in 2003 as compared to 111 patients per million in 1984.
     Based on these trends, United States Renal Data System forecasts indicate that the total number of ESRD patients, including those with functioning transplants, will grow from approximately 453,000 in 2003 to 621,000 in 2012. The growth in the number of ESRD patients is expected to result principally from the aging of the population along with better treatment of, and better survival rates for, diabetes and other illnesses that lead to chronic kidney disease, reduced somewhat by declines in incidence of ESRD among patients with high blood pressure as a result of better treatments for high blood pressure. In addition, as a result of improved technology, older patients and patients who could not previously tolerate dialysis due to other illnesses can now receive life-sustaining dialysis treatment.

Treatment Options for End-Stage Renal Disease
     Currently, there are three treatment options for patients with ESRD:
•	hemodialysis performed in a hospital setting, an outpatient facility or a patient’s home,

•	peritoneal dialysis, which is generally performed in the patient’s home, and

•	kidney transplant surgery.
     According to CMS data, in 2003 approximately 92% of patients on dialysis in the United States received hemodialysis in an outpatient setting, and approximately 8% received hemodialysis or peritoneal dialysis in their homes.
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
     Kidney transplants, when successful, are the most desirable form of therapy for ESRD patients. There is a shortage of donors that severely limits the availability of this procedure as a treatment option. Only about 4% of ESRD patients received kidney transplants in 2003.
OPERATIONS
Location, Capacity and Use of Facilities
     As of December 31, 2005, Renal Care Group operated 456 outpatient dialysis centers in 34 states with 7,894 certified dialysis stations and provided inpatient dialysis services to more than 200 acute care hospitals. During 2005, we provided approximately 4.8 million dialysis treatments. We estimate that on average our centers were operating at approximately 57% of capacity as of December 31, 2005, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.
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

Home Dialysis
     All of our markets offer home dialysis, either home hemodialysis, peritoneal dialysis or both. As of December 31, 2005, about 10% of the patients we were treating received home dialysis. We provide equipment and supplies, training, patient monitoring and follow-up assistance to patients who receive dialysis treatments in their homes. Management believes that home dialysis is important to providing a full range of dialysis care, and we continue to work to expand our home dialysis program.
Inpatient Care
     We also provide inpatient dialysis services to hospitals in most of our markets. We often refer to these services as acute dialysis services. As of December 31, 2005, we provided inpatient services to more than 200 hospitals. Under these arrangements, we typically provide equipment, supplies and personnel to perform hemodialysis and peritoneal dialysis in connection with a hospital’s inpatient services. Patients with acute renal failure resulting from accidents, medical and surgical complications, patients in early stages of renal failure and ESRD patients who need to be in the hospital for other reasons often require inpatient dialysis services. Most of our hospital acute dialysis contracts specify predetermined fees per dialysis treatment. Management believes that these fees will be subject to re-negotiation in the future as competition increases among dialysis providers and as hospitals face increased cost pressures.
Nephrologists
     Caring for ESRD patients is typically the primary clinical activity of a physician specializing in nephrology (a nephrologist). A nephrologist’s other clinical activities include the post-surgical care of kidney transplant patients, the diagnosis and treatment of kidney diseases in patients who are at risk for developing ESRD, and the diagnosis, treatment and management of clinical disorders including hypertension, kidney stones and autoimmune diseases. While some nephrologists practice independently or are members of multi-specialty groups, most nephrologists practice in small single-specialty groups. A nephrology group’s practice often covers a relatively large geographic service area. Outside metropolitan areas, a large geographic area may be served by only one nephrology group. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the progress of kidney transplant patients.
     A key factor in the success of a dialysis center is the local nephrologist. An ESRD patient generally seeks treatment at a center where his or her nephrologist has privileges to admit patients. Consequently, we rely on our ability to satisfy the needs of patients of local nephrologists in order to gain new patients and to retain existing patients. As of December 31, 2005, there were 1,314 nephrologists with privileges to practice at one or more of our outpatient dialysis centers.
Medical Directors
     To satisfy the requirements of the Medicare ESRD program, we must engage a medical director for each of our facilities. We generally engage practicing, board-certified or board-eligible nephrologists to serve as medical directors for our centers. The medical director is usually an independent contractor who provides services under an agreement with Renal Care Group. Medical directors are responsible for administering and monitoring our patient care policies, including patient education, administration of dialysis treatment, staff development and training programs, and assessment of all patients. Medical directors play an important role in quality assurance activities in our facilities and in coordinating the delivery of care to maintain dialysis patients’ general level of health and to avoid medical complications that might require hospitalization.
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

Ancillary Services
     Renal Care Group provides a variety of ancillary services to treat ESRD patients in its dialysis operations. The most significant ancillary service is the administration of erythropoietin (also known as Epogen® or EPO). EPO is a bio-engineered protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a complication experienced by almost all ESRD patients. EPO is manufactured by a single supplier, Amgen Inc. Through our RenaLab subsidiary, we also provide clinical laboratory services for our dialysis operations. We also offer some other ancillary services ordered by patients’ physicians, including the administration of other drugs, tests for bone deterioration, electrocardiograms, nerve conduction studies to test for deterioration of a patient’s nerves, Doppler flow testing to measure the effectiveness of the patient’s vascular access for dialysis, and blood transfusions.
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
CORPORATE COMPLIANCE PROGRAM
     We have developed and maintain a company-wide compliance program as part of our commitment to comply fully with all laws and regulations applicable to our business and to maintain high standards of ethical conduct by our associates. The primary purposes of the program are to heighten associates’ and affiliated professionals’ awareness of the importance of complying with all laws and regulations that apply to our business and to take steps to identify and resolve promptly instances of non-compliance.
     The compliance program has been approved by our Board of Directors. The program addresses general compliance issues and areas of particular sensitivity. Among the areas of particular sensitivity covered by the compliance program are health care fraud and abuse issues, financial reporting, conflicts of interest and antitrust. As part of the program we have published a code of conduct setting forth standards of conduct and principles of business ethics that we will follow and that we expect each employee and affiliated professional to follow. We review and update the code of conduct regularly. An internal compliance committee comprised of some of our officers and senior managers and our full-time Compliance Officer administer our corporate compliance program. The internal compliance committee and our Compliance Officer are authorized to report compliance issues directly to the Compliance Committee of our Board of Directors or, if appropriate, to the Audit Committee of our Board of Directors.
     We also maintain a compliance program specific to RenaLab, our laboratory subsidiary. This program mandates laboratory-specific compliance standards, policies and procedures. The laboratory compliance program is administered by an internal laboratory compliance committee, composed of officers and senior managers of Renal Care Group and RenaLab. This committee includes our Compliance Officer and a part-time RenaLab Compliance Officer. This committee and the RenaLab Compliance Officer are authorized to report compliance issues directly to the RenaLab Board of Directors and to the Compliance Committee and the Audit Committee of Renal Care Group’s Board of Directors.
REIMBURSEMENT
Sources of Net Revenue
     The following table sets forth information regarding the sources of our net revenue:

	Year Ended December 31,
	2003	2004	2005
Medicare	49%	49%	52%
Medicaid	6	4	4
Commercial and other payors	40	42	39
Acute dialysis services	5	5	5

Total	100%	100%	100%

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
     Congress mandated a change in the way we were paid beginning in 2005 for most of the drugs, including EPO, that we bill for outside of the flat composite rate. This change resulted in lower reimbursement for these drugs and a higher composite rate. In 2006 we will be reimbursed for separately billable ESRD drugs at average sales price plus 6.0%. In addition, the composite rate was increased by 14.7% for 2006 to account for the reduction in drug payments. These regulations also include a case-mix adjustment that became effective in April 2005, a geographic adjustment to the composite rate and a budget-neutrality adjustment. Management believes these changes coupled with the 1.6% increase in the Medicare composite rate in 2006 will be positive to Renal Care Group’s revenue per treatment and earnings in 2006.
     According to the Medicare Payment Advisory Commission, also known as MedPAC, the Medicare ESRD composite rate for outpatient dialysis services averaged $140 per treatment in freestanding facilities during 2005. The Medicare ESRD composite rate is subject to regional differences based on a number of factors, including labor costs. CMS or Congress may periodically adjust Medicare reimbursement rates, including the ESRD composite rate, based on many factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services. Historically, adjustments in the Medicare ESRD composite rate have had little relationship to the cost of providing dialysis care.
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

Changes in the Medicare ESRD Composite Rate
     Congress approved a 1.6% increase in the Medicare ESRD composite rate for 2006, following increases of 1.6% in 2005, 2.4% in 2001 and 1.2% in 2000. Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, in 2006, Medicare will reimburse dialysis providers for ESRD drugs (including EPO) at an amount equal to the drug’s average sales price (as determined by the Inspector General of the Department of Health and Human Services) plus 6.0%, and the Medicare ESRD composite rate will be increased by an amount estimated by HHS to be dialysis provider’s average profit on these drugs before the change in drug reimbursement. To account for the changes in drug reimbursement, CMS has determined that in 2006 the composite rate will be increased from 2005 levels by approximately 14.7%, or approximately $19, per treatment, while payments for most separately billable drugs will be reduced. In addition, Medicare has revised the geographic adjustments in the composite rate beginning in 2006. Management believes that the net effect of all of these changes in Medicare payments (including the 1.6% increase in the composite rate, the increase in the composite rate intended to offset reductions in drug reimbursements, the reductions in drug reimbursements and the change in the geographic adjustments) will be positive to the Company in 2006 in terms of average Medicare revenue per treatment.
     Before 2000, the Medicare ESRD composite rate was unchanged from commencement of the program in 1972 until 1983. From 1983 through December 1990, a series of congressional actions resulted in net reductions of the average Medicare ESRD composite rate from approximately $138 per treatment in 1983 to approximately $125 per treatment in 1986. Our average Medicare rate per dialysis treatment was $140 during 2005.
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
Medicare Reimbursement for EPO
     We derive a significant portion of our revenue and earnings from the administration of EPO. Medicare reimbursement for EPO was fixed at $10 per 1,000 units from 1994 through 2004. The Secretary of HHS has the authority to determine the Medicare reimbursement rate for EPO, which will equal its average sales price plus 6.0% for 2006. Medicare reimbursement for EPO was reduced in 2005 to $9.76 as a result of the MMA, and it will be further reduced to $9.57 in the first quarter of 2006 and will be adjusted quarterly in the future based on changes in the average sales price. Approximately 24% of our revenue in 2005 was generated from the administration of EPO; therefore, any further reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.
     In the past CMS has placed limits on EPO reimbursement based on patients’ hematocrit levels. Hematocrit is a measure of a patient’s anemia. In 2005, CMS issued a national medical review policy to limit EPO reimbursement based on hematocrit levels and EPO dosage levels, which is scheduled to take effect in April 2006. Medicare’s contractors often conduct medical necessity reviews of claims involving high doses of EPO for patients with relatively high hematocrits. We are unable to predict what any changes in EPO reimbursement will occur based on this new policy. Any reduction in Medicare reimbursement for EPO could have a material adverse effect on our earnings, financial condition and business.
Medicaid Reimbursement
     Medicaid programs are health care programs that are partially funded by the federal government and are administered by the states. These programs generally provide coverage for uninsured patients whose income and assets are below levels determined by the states. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide coverage for some items (for example, oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverage without any coinsurance amounts. Some states, however, require beneficiaries to pay a share of the cost based upon their income or assets. We are a licensed ESRD Medicaid provider in all of the states in which we do business.

     Some of the states in which we do business have dialysis reimbursement rates for Medicaid patients that are higher than Medicare rates. Representatives of CMS and some of these states have indicated that the states should consider reducing these higher reimbursement levels, and, as a result, several states have implemented reductions in Medicaid reimbursement. We currently do business in two states in which Medicaid reimbursement remains substantially higher than Medicare rates — Alaska and New Mexico. Reductions in Medicaid reimbursement in these states could have an adverse effect on our earnings, financial condition and business.
     In addition, under the Balanced Budget Act of 1997, state Medicaid programs are not required to pay the patient’s Medicare cost-sharing amounts for dialysis treatment if the state Medicaid dialysis payment rates are at or below the Medicare composite rate. In such cases, the patient is not liable for the cost-sharing amounts. Since the effect of the MMA has increased the Medicare composite rate by dialysis providers’ average profit on separately billable drugs, nearly all state dialysis payment rates are now below the new Medicare composite rate. Thus, if states exercise their option not to pay applicable patient cost-sharing amounts, Medicaid reimbursement in these states could be further reduced.
Non-governmental Reimbursement
     Before Medicare becomes a patient’s primary payor, if a patient has private health insurance coverage, then the patient’s own insurance plan or other health care coverage pays for his or her ESRD treatments. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care. Therefore, reimbursement from private payors, including acute dialysis payors, cover the other 20% of the patients to whom we provide care; however, that private reimbursement usually represents more than 40% of our net revenue. Reimbursement rates from these private payors are generally significantly higher than the rates paid by Medicare. We have negotiated contracts with most managed care payors in our markets at rates that are higher than the Medicare ESRD composite rate. Rates under these managed care contracts are, however, generally lower than those we charge other private payors. After Medicare becomes a patient’s primary payor, private secondary payors generally reimburse us for the patient’s copayment which is 20% of the applicable Medicare rate.
     We also receive payments from hospitals under acute care contracts. Rates under these contracts for dialysis treatments are generally higher than the Medicare ESRD composite rate. Rates under these acute care contracts are the result of arms-length negotiations between the hospital and us, and management believes they approximate fair market value of the services we provide.
GOVERNMENT REGULATION
General
     Federal, state, and local governments extensively regulate Renal Care Group’s operations, including the dialysis centers and laboratory we own. Applicable federal and state statutes and regulations require us to meet various standards relating, among other things, to licensure, billing and reimbursement, management of dialysis centers, patient care personnel, maintenance of proper records, confidentiality of medical records, equipment and quality assurance programs, and the treatment and disposal of biomedical waste. In addition, our laboratory is subject, among other laws, to the federal Clinical Laboratory Improvement Amendments of 1988, also known as CLIA. Our dialysis centers and laboratory are subject to periodic inspection by state and federal agencies to determine if they meet applicable requirements. In addition, through certificate of need or permit programs, some states regulate the development or expansion of health care facilities and services, including dialysis centers. Our operations also are subject to regulations of the Occupational Safety and Health Administration, also known as OSHA, concerning workplace safety and employee exposure to blood and other potentially infectious materials.
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
     We believe our operations substantially comply with applicable federal and state laws. However, if a state or the federal government finds that we have not complied with these laws, then we could be required to change our operations. We are currently under investigation by two United States Attorneys’ offices (See “Government Regulation — Government Investigations”). Any changes we are required to make as a result of a determination we have not complied with law or to settle an investigation could have a negative impact on us. To date, our dialysis centers have maintained their licenses and their Medicare and Medicaid certifications, but if there is a determination that we have not complied with law, our certifications could be revoked. Any loss of certification to participate in the Medicare and Medicaid programs or loss of any required state or federal licenses or certifications would have a negative effect on us. Management believes that the health care services industry will continue to be subject to extensive regulation at the federal, state and local levels. We cannot predict the scope and effect of future regulation of our business and cannot predict whether health care reform will require us to change our operations or whether such reform will have a negative impact on us.
     We cannot predict whether we will be held responsible for actions previously taken by acquired companies or facilities before we purchased them. We also cannot predict whether our operations, or the previous operations of acquired companies or facilities, will be reviewed or challenged by the government. Any review or challenge of our operations could have a negative impact on us.
Government Investigations
     Last year the federal government continued to investigate the practices of health care providers, including providers of dialysis. In March 2005, the office of the United States Attorney for the Eastern District of Missouri served a subpoena on one of our competitors, DaVita, Inc., requiring the production of a broad range of documents. In April 2005, the office of the United States Attorney for the Eastern District of Missouri served a similar subpoena on another of our competitors, Fresenius Medical Care. In December 2004, another of our competitors, Gambro Healthcare, settled an investigation conducted by the office of the United States Attorney for the Eastern District of Missouri and paid more than $350 million in connection with the settlement.
     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires us to produce documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other ancillary services we provide to patients (including the administration of EPO), our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. We are cooperating with the government’s investigation; we have produced numerous documents to the government in response to this subpoena. We have incurred significant legal and other expenses responding to the subpoena and have experienced distraction of management attention. Compliance with the subpoena will require us to incur substantial additional legal and other expenses and will require further management attention. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, but we cannot predict whether or when proceedings might be initiated. In addition, we cannot predict the outcome of any proceedings that may be initiated against us as a result of this investigation. Any such proceedings could have a material adverse effect on our business, financial condition and results of operations.
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. This subpoena requires the production of documents related to numerous aspects of our business and operations, including those of our laboratory, RenaLab, Inc. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Inc., Fresenius Medical Care, and Gambro Healthcare, as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. We are cooperating with the government’s investigation. We have produced numerous documents to the government in response to this subpoena. We have incurred significant legal and other expenses responding to the subpoena. Compliance with this subpoena will require us to incur additional legal expenses and could distract management attention. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, but we cannot predict whether or when proceedings might be initiated. We cannot predict the outcome of any proceedings that may be initiated against us a result of this investigation. Any such proceedings could have a material adverse effect on our business, financial condition and results of operations.
     If any aspect of our operations is found to violate applicable laws, then we may be subject to severe sanctions and we could be required to alter or discontinue the challenged conduct or both. If sanctions are imposed on us, then there could be a material adverse effect on our business, financial condition and results of operations. If we are required to alter or discontinue practices, then we may not be able to do so successfully, which could have a material adverse effect on our business, financial condition and results of operations.
     The federal government also continues to investigate practices of laboratories. Each of the laboratories owned and operated by the major dialysis providers, including our laboratory, has been the subject of a government investigation in addition to the one in the Eastern District of New York described above. These laboratories, including our laboratory, could be the subject of future investigations.
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
     The HHS Office of Inspector General, also known as the OIG, issued reports in the summer of 2000 recommending greater oversight of the quality of care in dialysis facilities. In January of 2003, the United States General Accounting Office (now the Government Accountability Office), known as the GAO, issued a report finding that efforts by CMS to ensure quality care at certain facilities including kidney dialysis facilities continue to be jeopardized by problems in the performance of state inspections, complaint investigations and enforcement of federal standards. Any increased oversight could lead to increased requirements and greater scrutiny of dialysis facilities, including those we own.

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
     The types of arrangements covered by safe harbors include certain investments in companies whose stock is traded on a national exchange, certain small company investments in which physician ownership is limited, rentals of space, rentals of equipment, personal services and management contracts, sales of physician practices, physician referral services, warranties, discounts, payments to employees, group purchasing organizations, and waivers of beneficiary deductibles and co-payments. Each type of arrangement must meet specific requirements to enjoy the benefits of the applicable safe harbor. Meeting the requirements of a safe harbor will protect an arrangement from enforcement action by the government. However, the fact that an arrangement does not meet the requirements of a safe harbor does not mean that the arrangement is necessarily illegal or will be prosecuted under the Anti-Kickback Statute.
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

     Under the Stark Law, the term “financial relationship” is defined very broadly to include most ownership and compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties or could be excluded from participating in Medicare or Medicaid.
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
     Dialysis is not listed as a designated health service under the Stark Law. However, the definition of “designated health services” includes some items and services that are components of dialysis or that we may provide to patients in connection with dialysis services. On March 26, 2004, CMS issued Phase II of its regulations under the Stark Law (referred to as the Stark II Regulations). The Stark II Regulations exclude from the definition of covered designated health services those services that are reimbursed by Medicare as part of a composite rate. They also contain an exception under the Stark Law for clinical laboratory services that are included in the Medicare ESRD composite rate. Therefore, services that are included in the Medicare ESRD composite rate are not covered by the Stark Law.
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
     If the Stark Law were found to apply to our relationships with referring physicians, there are exceptions to the Stark Law, which would permit such physicians to refer patients to us for designated health services if we meet certain requirements. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include employment relationships, personal services contracts, and space and equipment leases. If a compensation arrangement between a physician, or immediate family member of a physician, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The Stark II Regulations establish a safe harbor for compensation to physicians providing that hourly payments set under either of two methodologies will constitute fair market value, qualifying the arrangement for the fair market value exception under the Stark Law. The preamble to the Stark II Regulations contains a discussion indicating CMS’s view that the hourly rate methodologies could be applicable to compensation under an ESRD facility medical director agreement. Our medical director agreements do not provide for compensation to our medical directors based on an hourly rate. However, we believe that our agreements with medical directors or their professional practices provide for fair market value compensation and materially satisfy the Stark Law exception for personal service arrangements.
     The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on the Nasdaq Stock Market and the ownership meets certain other requirements, then the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2005, we had stockholders’ equity of more than $739.0 million. Management believes that physician ownership of our stock satisfies this Stark Law exception.
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
The Health Insurance Portability and Accountability Act of 1996
     In an effort to combat health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996, also called HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs. HIPAA also expanded the authority of the OIG to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties, and established a criminal health care fraud statute.
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
     HHS has adopted regulations governing electronic transactions by certain entities involving health information. These regulations are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a prescribed format, rather than the large number of different data formats previously used. This rule applies to Renal Care Group as we submit and process health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors.
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
     HHS has also published regulations implementing HIPAA that govern the security of health information that is maintained or transmitted electronically. The regulations generally require the implementation of administrative, physical and technical safe guards to ensure the confidentiality, integrity and availability of electronic health information. Management believes we are in substantial compliance with these regulations.
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
Joint Ventures
     A number of the dialysis centers we operate are owned by joint ventures in which we own a controlling interest and one or more physicians or physician practice groups own a minority interest. The physician owners may also provide medical director services to those centers and/or to other centers we own and operate. Because our relationships with physicians are governed by the Anti-Kickback Statute, we have sought to satisfy as many safe harbor requirements as possible in structuring these joint venture arrangements. However, our joint venture arrangements do not satisfy all elements of a safe harbor. Management believes that we have a reasonable basis for concluding that we substantially comply with the Anti-Kickback Statute. We also believe we have structured the physician relationships in these joint ventures in a way that substantially complies with the Stark Law or meets applicable exceptions under the Stark Law. If the joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If the joint venture centers are subject to any of these penalties, our business and profits could be damaged.
COMPETITION
     The dialysis industry is highly competitive. Competition for qualified physicians to act as medical directors is also intense. According to CMS, there were more than 4,500 outpatient facilities providing dialysis in the United States at the end of 2003. We believe that as of December 31, 2005, approximately 67% of these facilities were owned by the three largest multi-center dialysis companies, approximately 15% were owned by independent physicians, small chains and other small operators, and approximately 18% were owned by hospitals. The largest multi-center dialysis company is DaVita, Inc., which acquired the United States dialysis services business of Gambro Healthcare in October 2005. Fresenius Medical Care, Inc., which also manufactures and sells dialysis equipment and supplies, is our next largest competitor. As a vertically integrated provider, Fresenius may have some competitive advantages.
     There are also a number of other health care providers that have entered or may decide to enter the dialysis business. Some of our competitors have substantially greater financial resources than ours, and they compete with us for acquisitions, development and/or management of dialysis centers and nephrology practices. We believe that competition for acquisitions has, over time, increased the cost of acquiring dialysis centers. We may also experience competition from centers established by former medical directors or other referring physicians. There can be no assurance that we will compete effectively with any of our competitors.
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

EMPLOYEES
     At December 31, 2005, we employed 7,962 full-time employees and 1,454 part-time employees. Of the total employees, 76 were employed at our headquarters and 9,340 were employed at our dialysis facilities, laboratory or regional business offices. In management’s opinion, employee relations are good.
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
Item 1A. Risk Factors
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
     The completion of the acquisition of Renal Care Group by Fresenius Medical Care is subject to various conditions, including the following:
•	the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, or the approval of the transaction under that act;

•	the absence of a temporary restraining order, preliminary or permanent injunction or other order issued by any court or other legal restraint or prohibition preventing the consummation of the transaction;

•	the accuracy of the representations and warranties of Renal Care Group and Fresenius Medical Care in the merger agreement;

•	the performance in all material respects by Renal Care Group and Fresenius Medical Care of all obligations required to be performed by each of them under the merger agreement at or prior to the effective time of the transaction;

•	the absence of an event, change, effect or development that, individually or in the aggregate, has had or would reasonably be expected to have, a material adverse effect on Renal Care Group as defined in the merger agreement; or

•	the satisfaction or waiver by the lenders of the conditions precedent to the initial funding of Fresenius Medical Care’s financing commitments that are related to the delivery of releases of liens encumbering the assets of Renal Care Group and the delivery of financial statements of Renal Care Group.
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
     If the transaction with Fresenius Medical Care is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock could decline;

•	we must pay some of the costs related to the transaction, such as legal and accounting fees and a portion of the investment banking fees and, in specified circumstances, termination fees and expense reimbursement payments, even if the transaction is not completed, and those costs will be expensed in the fiscal period in which termination occurs;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our associates and our relationships with patients, medical directors, attending physicians and suppliers, during the period before completion of the transaction, may make it difficult for us to regain our financial and market position if the transaction does not occur; and

•	the loss of key management, clinical and technical personnel who may be uncertain about their future roles and relationships with Renal Care Group following the completion of the transaction with Fresenius Medical Care could make it difficult for us to operate our business effectively and profitably if we are unable to replace these employees if the transaction with Fresenius Medical Care is not completed.
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
     In recent reviews of dialysis reimbursement, the Medicare Payment Advisory Commission, also known as MedPAC, has noted that Medicare payments for dialysis services are less than the average costs that providers incur to provide the services. Since Medicaid rates are comparable to those of Medicare and because Medicare only pays us 80% of the Medicare allowable amount (the patient, Medicaid or secondary insurance being responsible for the remaining 20%), the amount we receive from Medicare and Medicaid is less than our average cost per treatment. As a result, the payments we receive from private payors both subsidize the losses we incur on services for Medicare and Medicaid patients and generate all the profits we report. In fact, much of our profit is generated from private-pay patients for whom we are paid at amounts equal to several times Medicare rates. We estimate that Medicare and Medicaid are the primary payors for approximately 80% of the patients to whom we provide care but that only 55% of our net revenue in 2003, 53% of our net revenue in 2004 and 56% of our net revenue in 2005 were derived from Medicare and Medicaid. Therefore, if the private payors who pay for the care of the other 20% of our patients reduce their payments for our services, or if we experience a shift in our revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately impacted.
     Over the last few years, we have generally been able to implement annual price increases of between 7% and 12% for private insurers and managed care organizations, but government reimbursement has remained flat or has been increased only modestly. Management believes that health insurance pricing is cyclical and that we may be at or near the top of the cycle. During 2005 we experienced pricing pressure from a number of private payors. As a result of the industry cycle and this pricing pressure, management believes that our ability to maintain or raise rates to private insurers and managed care companies may be more limited over the next several years than it has been in the recent past. Management believes that the reductions in reimbursement by commercial insurers, along with pricing pressure from other commercial insurers and managed care organizations, could adversely impact our revenue per treatment and earnings per share in 2006. Any of the following events could have a material adverse effect on our revenue and earnings:
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
     If the government changes the Medicare, Medicaid or other government programs or the rates those programs pay for our services, then our revenue and earnings may decline. We estimate that approximately 55% of our net revenue for 2003, 53% of our net revenue for 2004, and 56% of our net revenue in 2005 consisted of reimbursements from Medicare, Medicaid and comparable state programs, including reimbursement for the administration of EPO. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:
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
     We cannot predict whether any of the proposed cuts will be made or how they will affect us. In addition, Congress and CMS have proposed expanding the drugs and services that are included in the flat composite rate. CMS has indicated that it believes such a mechanism would be fairer and easier to administer. In addition, Congress mandated a change in the way we are paid for some of the drugs, including EPO, that we bill for outside of the flat composite rate. This change has resulted in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2006 we will be reimbursed for separately billable ESRD drugs at average sales price plus 6.0%. In addition, the composite rate was increased by 14.7% to account for the change in drug reimbursement. Other regulations include changes in the geographic designations and wage indices used to calculate the composite rate in specific areas.
If states lower Medicaid reimbursement, then we would be less profitable.
     The Medicaid programs in Alaska and New Mexico currently reimburse us for some items at rates higher than those paid by Medicare. These programs may reduce payment levels to be at or close to Medicare rates. In addition, a number of the states in which we operate are experiencing budget shortfalls, and some of these states may consider reducing Medicaid reimbursement, changing their Medicaid programs or not paying claims to address these shortfalls and cut costs. We are unable to predict whether and, if so, when any reductions in Medicaid reimbursement might occur and what their precise effect will be.
If reimbursement for EPO decreases, then we could be less profitable.
     If government or private payors reduce reimbursement rates for EPO, for which we are currently reimbursed separately outside of the flat composite rate, then our revenue and earnings will decline. Revenues from the administration of EPO were approximately 24% of our net revenue for 2003, 26% of our net revenue for 2004 and 24% of our net revenue for 2005. Most of our payments for EPO come from government programs. For the year ended December 31, 2005, Medicare and Medicaid reimbursement represented approximately 56% of the total revenue we derived from EPO. A reduction in the reimbursement rate for EPO or the inclusion of EPO in the list of items covered by the flat composite rate could materially and adversely affect our net revenue and earnings. As discussed above, as part of the Medicare Modernization Act, Congress mandated a change in the way we are reimbursed for EPO, and CMS has adopted regulations to implement the change. In 2005 we were reimbursed for EPO at an average acquisition price. In 2006, we will be reimbursed for CMS published proposed rules for EPO at average sales price plus 6.0%. This average sales price plus 6.0% will be substantially less than average acquisition price.

If Amgen raises the price for EPO or if EPO becomes in short supply, then we could be less profitable.
     EPO is produced by a single manufacturer, Amgen, Inc. In April 2002, Amgen announced a 3.9% increase in the price of EPO. This price increase adversely affected our earnings in 2003, and changes in the rebate structure under our contracts with Amgen adversely affected our earnings in 2004 and 2005. In June 2005, Amgen implemented a 4.9% increase in the price of EPO. This price increase will not affect us in 2006. Further changes in the rebate structure under our current contract with Amgen or in Amgen’s packaging process for EPO, may adversely affect our earnings in 2006. If Amgen imposes additional EPO price increases or if Amgen or other factors interrupt the supply of EPO, then our net revenue and earnings will decline.
If Amgen markets Aranesp® for ESRD patients, then we could be less profitable.
     Amgen has developed and obtained FDA approval for another drug to treat anemia that is marketed as Aranesp® (darbepoetin alfa). Aranesp® is a longer acting form of bio-engineered protein that, like EPO, can be used to treat anemia. EPO is usually administered in conjunction with each dialysis treatment. Aranesp® can remain effective for two to three weeks. If Amgen markets Aranesp® for the treatment of dialysis patients, then our earnings could be materially and adversely affected by either of the following factors:
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
     The administration of EPO and other drugs accounted for approximately 35% of our net revenue during 2005. Changes in physician practices or prescription patterns, changes in private and governmental reimbursement criteria or the introduction of new drugs or new types of drug administration could materially reduce our net revenue and profits. For example, some Medicare fiscal intermediaries have implemented or may implement local medical review policies for EPO and other drugs that would effectively limit reimbursement for those drugs. In 2005, CMS adopted a national policy that will establish limits on reimbursement for EPO. This policy will become effective in April 2006. These changes may have an adverse impact on our net revenue and earnings.
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
Government investigations could adversely affect Renal Care Group.
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
     In March 2005, the office of the United States Attorney for the Eastern District of Missouri served a subpoena on DaVita, Inc. requiring the production of a broad range of documents. In April 2005, the office of the United States Attorney for the Eastern District of Missouri served a similar subpoena on Fresenius Medical Care.
     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires us to produce documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other services we provide to patients (including the administration of EPO), our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. We are cooperating with the government’s investigation; we have produced numerous documents to the government in response to this subpoena. We have incurred significant legal and other expenses in responding to the subpoena and have experienced some distraction of management attention. Compliance with the subpoena will require us to incur substantial additional legal expenses and will require further management attention. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, but we cannot predict whether or when proceedings might be initiated. In addition, we cannot predict the outcome of any proceedings that may be initiated against us as a result of this investigation. Any such proceeding could have a material adverse effect on our business, financial condition results of operations.
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires us to provide documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., our laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. Our competitors DaVita, Fresenius Medical Care, and Gambro Healthcare, as well as other participants in the dialysis industry, have announced that they have received similar subpoenas. We are cooperating with the government’s investigation. We have produced numerous documents to the government in response to this subpoena. We have incurred significant legal and other expenses responding to the subpoena. Compliance with this subpoena will require us to incur additional legal expenses and could distract management attention. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, but we cannot predict whether or when proceedings might be initiated. We cannot predict the outcome of any proceedings that may be initiated against us a result of this investigation. Any such proceedings could have a material adverse effect on our business, financial condition and results of operations.
     If any aspect of our operations is found to violate applicable laws, then we may be subject to severe sanctions and we could be required to alter or discontinue the challenged conduct or both. If sanctions are imposed on us, then there could be a material adverse effect on our business, financial condition and results of operations. If we are required to alter or discontinue practices, then we may not be able to do so successfully, which could have a material adverse effect on our business, financial condition and results of operations.
If our joint ventures violate the law, our business could be damaged.
     A number of the dialysis centers we operate are owned by joint ventures in which we hold a controlling interest and one or more physicians or physician practice groups hold a minority interest. The physician owners may also provide medical director services to those centers or other centers we own and operate. Our joint venture arrangements do not satisfy all elements of any safe harbor under the Anti-Kickback statutes. If one or more of our joint ventures were found to be in violation of the Anti-Kickback Statute or the Stark Law, we could be required to restructure them or refuse to accept referrals for designated health services from the physicians with whom those particular joint venture centers have a relationship. We also could be required to repay to Medicare amounts received by the joint ventures pursuant to prohibited referrals, and we could be subject to monetary penalties. If we are subject to any of these penalties, our business could be damaged.
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
     Our dialysis centers depend on local nephrologists sending patients to the centers. Typically, one or a few physicians’ patients make up all or a significant portion of the patient base at each of our dialysis centers, and the loss of the patient base of one or more of these physicians could have a material adverse effect on the operations of that center. The loss of the patient base of a significant number of local physicians could cause our revenue and earnings to decline. In many instances, the primary referral sources for our centers are physicians who also serve as medical directors of our centers and may be shareholders or minority participants in a joint venture. If the medical director relationship, stock ownership or joint venture relationship were found to violate applicable federal or state law, including fraud and abuse laws and laws prohibiting self-referrals, then these physicians could be forced to stop referring patients to our centers.
     A number of our medical director agreements will expire over the next three years, unless they are renewed or renegotiated. We did not renew or renegotiate a small number of our medical director agreements that expired in 2005, and we may not be able to renew or renegotiate expiring medical director agreements successfully, or we may not be able to enforce the non-competition provisions of some of our medical director or other agreements. Any of these factors could result in a loss of patients, since dialysis patients are typically treated at a center where their physician, or a member of his or her practice group serves as medical director. We believe that our future success will depend in part on our ability to attract and retain qualified physicians to serve as medical directors of our dialysis centers.
The dialysis business is highly competitive. If we do not compete effectively in our markets, then we could lose market share and our rate of growth could slow.
     The dialysis industry is largely consolidated, and the consolidation trend continues as large providers acquire other providers. In October 2005, DaVita acquired Gambro Healthcare’s United States dialysis services business. As a result there are now three large dialysis companies (including Renal Care Group) that compete for the acquisition of outpatient dialysis centers and the development of relationships with referring physicians. The other two competitors are significantly larger companies, which may enable them to pay more or otherwise compete more effectively for acquisitions. In addition Fresenius Medical Care also manufactures dialysis equipment, which may allow it to benefit from lower equipment costs. We also face competition from new entrants into the market, including centers established by former medical directors or other referring physicians. We cannot assure you that we will be able to compete effectively with any of our competitors.
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
     As of December 31, 2005, we had total consolidated debt of approximately $576.1 million, including a $20.8 million fair value premium on the 9.0% senior subordinated notes, and cash of approximately $2.5 million. Also, subject to limitations, including those in our credit facility and those included in the indenture for our 9.0% senior subordinated notes, we are not and will not be prohibited from incurring additional debt.
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
     We currently maintain programs of general and professional liability insurance and directors’ and officers’ insurance with significant deductible or self-insured retention amounts on each claim. In addition, we generally self-insure our employee health plan and workers’ compensation program, while maintaining excess insurance for some very large claims. We have accepted higher deductibles and self-insurance exposure in each of the last several years to offset part of the increases in premiums for the programs. These deductibles and premiums increased substantially in 2002 and 2003. The rate of increase in deductibles and premiums has moderated somewhat, but there have still been increases, and there may be larger increases in the future. Our earnings could be materially and adversely affected by any of the following:
•	increases in premiums, deductibles and self-insurance retentions;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms.
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
     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has been volatile, ranging from a low closing price of $35.60 per share to a high closing price of $47.44 per share during the year ended December 31, 2005. The market price for our common stock could fluctuate substantially based on a variety of factors, including the following:
•	the failure to complete the transaction with Fresenius Medical Care;

•	future announcements concerning us, our competitors or the health care market;

•	the threat, commencement or outcome of litigation or government investigation;

•	changes in government regulations; and

•	changes in earnings estimates by analysts.
     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, could cause the market price of our common stock to decline.
Forward-Looking Statements
     Some of the information in this annual report on Form 10-K represents forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
PROPERTIES
     As of December 31, 2005, we operated 456 outpatient dialysis centers in 34 states, of which 407 are located in leased facilities and 49 are owned. The following is a summary of our outpatient dialysis centers by state:
OUTPATIENT FACILITIES BY STATE

Alabama	19
Alaska	4
Arizona	31
Arkansas	11
Colorado	3
Florida	20
Georgia	21
Idaho	2
Illinois	34
Indiana	25
Iowa	1
Kansas	13
Kentucky	9
Louisiana	8
Massachusetts	2
Michigan	12
Mississippi	35
Missouri	26
Nebraska	3
Nevada	3
New Jersey	16
New Mexico	4
North Carolina	1
Ohio	29
Oklahoma	7
Oregon	10
Pennsylvania	17
Rhode Island	2
South Carolina	3
Tennessee	21
Texas	48
Virginia	4
Washington	10
Wisconsin	2

TOTAL	456

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

Item 3. Legal Proceedings
     On August 9, 2005, we received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires the production of documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to our supply company, pharmaceutical and other services we provide to patients (including the administration of EPO), our relationships with pharmaceutical companies, our relationships with physicians, medical director compensation, joint ventures with physicians and our purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. We are cooperating with the government’s investigation; we have produced numerous documents to the government in response to the subpoena. We have incurred significant legal and other expenses responding to the subpoena and have experienced distraction of management attention. Compliance with the subpoena will require us to incur substantial additional legal and other expenses and will require further management attention. To our knowledge, no proceedings have been initiated against Renal Care Group at this time, but we cannot predict whether or when proceedings might be initiated. We cannot predict the outcome of any proceedings that may be initiated as a result of this investigation. Any such proceedings could have a material adverse effect on our business, financial condition and results of operation.
     On October 25, 2004, we received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the production of documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., the Company’s laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. We are cooperating with the government’s investigation. We have produced numerous documents to the government in response to this subpoena. We have incurred significant legal and other expenses responding to the subpoena. Compliance with this subpoena will require us to incur significant additional legal and other expenses and could distract management attention. To our knowledge no proceedings have been initiated against us at this time, but we cannot predict whether or when proceedings might be initiated. We cannot predict the outcome of any proceedings that may be initiated against us as a result of this investigation. Any such proceedings could have a material adverse effect on our business financial condition and results of operations.
     On May 11, 2005, Renal Care Group was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, we were served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, we were served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that Renal Care Group and its directors engaged in self-dealing and breached their fiduciary duties to Renal Care Group’s shareholders in connection with the merger agreement between Renal Care Group and Fresenius Medical Care because, among other things, Renal Care Group used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of Renal Care Group’s financial advisors and the existence of Renal Care Group’s supplemental executive retirement plan. Renal Care Group removed these cases to federal court in June 2005.
     The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the no solicitation clause and the matching rights provision in the Merger Agreement, and it adds allegations that the our Proxy Statement makes material misrepresentations and omissions regarding the process by which the Merger Agreement was negotiated. Specifically, the Amended Complaint asserts that the Proxy Statement makes material misstatements or omissions regarding: (1) the reason why our management and Board engaged in a closed process of negotiating a potential merger with Fresenius and did not solicit potential competing bids from alternative purchasers; (2) the reason why our Board did not appoint a special committee to evaluate the fairness of the merger; (3) the alternatives available to Renal Care Group, including potential alternative transactions and other strategic business opportunities, which purportedly were considered by the our Board during the strategic planning process the Board engaged in during the second half of 2004; (4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; (5) all information regarding past investment banking services Bank of America has performed for Renal Care Group and Fresenius Medical Care and the compensation Bank of America received for those services; (6) the forecasts and projections prepared by our management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; (7) the estimates of transaction synergies provided by our management that were referenced in the fairness opinions by Morgan Stanley; and (8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the Proposed Acquisition. Renal Care Group believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction. The pending complaint was remanded to Tennessee state court in September 2005.

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
Item 4. Submission of Matters to a Vote of Security Holders
     We did not submit any matter to a vote of our shareholders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
     Our common stock is traded on the New York Stock Exchange under the symbol “RCI”. The following table sets forth the quarterly high and low closing sales prices as reported on the New York Stock Exchange for the last two fiscal years.

2004	High	Low
First quarter	$31.43	$27.55
Second quarter	$34.29	$29.93
Third quarter	$33.24	$30.09
Fourth quarter	$36.10	$30.00

2005	High	Low
First quarter	$40.00	$35.60
Second quarter	$46.38	$37.20
Third quarter	$47.32	$46.15
Fourth quarter	$47.44	$46.85
HOLDERS
     As of March 9, 2006, the approximate number of registered stockholders was 131, and we had approximately 40,500 beneficial owners.
DIVIDEND POLICY
     We have never paid any cash dividend on our capital stock. We currently anticipate that all of our earnings will be retained to finance the growth and development of our business or to repurchase common stock. We currently do not anticipate that any cash dividend will be declared or paid on our common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of our Board of Directors and its review of our earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors the Board of Directors deems relevant.

Item 6. Selected Financial Data
     The selected financial data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 are derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes for the years ended December 31, 2003, 2004 and 2005, together with the related Reports of Independent Registered Public Accounting Firm are included elsewhere in this annual report on Form 10-K. Please read the following data in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this annual report on Form 10-K.
Selected Financial Data
(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003	2004	2005
INCOME STATEMENT DATA:
Net revenue	$755,082	$903,387	$1,005,319	$1,345,047	$1,570,226
Patient care costs	489,271	589,696	653,307	893,478	1,039,268
General and administrative expenses	64,530	78,079	90,249	106,823	141,210
Provision for doubtful accounts	20,290	23,501	26,200	32,550	31,978
Depreciation and amortization	38,945	40,432	44,905	58,349	71,400

Total operating costs and expenses	613,036	731,708	814,661	1,091,200	1,283,856

Income from operations	142,046	171,679	190,658	253,847	286,370
Interest expense, net	2,636	1,140	629	20,628	32,908

Income before minority interest and income taxes	139,410	170,539	190,029	233,219	253,462
Minority interest	15,478	21,410	25,431	35,169	35,837

Income before income taxes	123,932	149,129	164,598	198,050	217,625
Provision for income taxes	47,331	56,669	62,542	76,217	87,912

Net income	$76,601	$92,460	$102,056	$121,833	$129,713

Basic net income per share	$1.06	$1.26	$1.40	$1.80	$1.90

Basic weighted average shares outstanding	72,170	73,467	72,719	67,581	68,110

Diluted net income per share	$1.01	$1.21	$1.37	$1.74	$1.83

Diluted weighted average shares outstanding	75,650	76,151	74,753	69,892	70,834

	December 31,
	2001	2002	2003	2004	2005
BALANCE SHEET DATA:
Working capital	$104,047	$110,481	$122,667	$126,965	$140,191
Total assets	651,049	740,123	819,873	1,429,585	1,662,033
Long-term debt	3,776	10,161	2,652	479,645	533,923
Stockholders’ equity	510,251	543,888	570,845	592,121	739,637
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 18 to 27 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.
     Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.
Overview
     Renal Care Group provides dialysis services to patients with chronic kidney failure. As of December 31, 2005, we provided dialysis and ancillary services to over 32,300 patients through 456 outpatient dialysis centers in 34 states, in addition to providing acute dialysis services to more than 200 hospitals.

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
     Most patients with ESRD receive three dialysis treatments each week in an outpatient setting. Reimbursement for these services is provided primarily by the Medicare ESRD program based on rates established by CMS. For the year ended December 31, 2005, approximately 56% of our net revenue was derived from reimbursement under the Medicare and Medicaid programs. Medicare reimbursement is subject to rate and other legislative changes by Congress and periodic changes in regulations, including changes that may reduce payments under the ESRD program. Congress approved increases in the composite rate of 1.6% for each of 2005 and 2006. The average revenue per treatment we receive from Medicare and Medicaid is less than our average cost per treatment. Management expects this situation to continue. Any reduction in Medicare and Medicaid payments or shift in our revenue mix toward Medicare or Medicaid reimbursement could materially adversely affect our business and financial condition.
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
     We derive a significant portion of our net revenue and net income from the administration of EPO. EPO is manufactured by a single company, Amgen, Inc. In April 2002, Amgen implemented its third EPO price increase of 3.9% in as many years. Because we were already under contract with Amgen through 2002, this price increase did not affect our results of operations during 2002. Key components of the 2002 pricing formula were maintained in our 2003 contract with Amgen. Therefore, while the 2002 price increase had an adverse effect on our 2003 results of operations, we were able to mitigate approximately 80% of the increase. Amgen did not implement a price increase in 2003, but changes in our contract with Amgen for 2004 resulted in an increase in our cost of EPO. Changes in our contract with Amgen for 2005 along with changes in Amgen’s packaging practices for EPO resulted in an increase in our cost of EPO in 2005. Changes in our contract with Amgen for 2006 may result in an increase in our cost of EPO in 2006.
     In addition, Congress mandated a change in the way we are paid beginning in 2005 for some drugs, including EPO, that we bill for outside of the flat composite rate. This change will result in lower reimbursement for these drugs and a higher composite rate. Under recently adopted regulations, in 2006 we will be reimbursed for separately billable ESRD drugs at the rate of average sales price plus 6.0%. In addition, the composite rate has been increased by 14.7% in 2006 to account for the change in drug reimbursement. These regulations also include geographic designations and wage indices used to calculate to the composite rate as well as a budget-neutrality adjustment. We believe these changes coupled with the 1.6% increase in the Medicare composite rate approved for 2006 will have a positive effect on our revenue per treatment and earnings in 2006.

Critical Accounting Policies
     In accordance with SEC financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we have identified accounting policies that we consider critical to our business. Management identified these policies based on their importance to our Consolidated Financial Statements and on the degrees of subjectivity and complexity involved in these policies. In addition to these critical policies, a summary of significant accounting policies is included in our consolidated financial statements and related notes, contained elsewhere in this annual report on Form 10-K.
     The discussion and analysis of our financial condition and results of operations in this annual report on Form 10-K are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures of contingent assets and liabilities. We regularly evaluate our critical accounting policies and estimates, including those related to net revenue and contractual provisions and provision for doubtful accounts. We base our estimates on historical experience and upon assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.
Net Revenue and Contractual Provisions
     We recognize revenue net of contractual provisions as services are provided and invoices for those services are issued. Contractual provisions represent the difference between our gross billed charges and the amount we expect to receive. Under the Medicare ESRD program, Medicare reimbursement rates for outpatient dialysis treatments are fixed under a composite rate structure. The composite rate applies to a designated group of outpatient dialysis services, including dialysis treatment, supplies, some laboratory tests and some medications. There are other drugs, laboratory tests and services that are eligible for separate reimbursement outside the composite rate. Most state Medicaid plans follow reimbursement methodologies that are similar to the Medicare program, but other payors, particularly private insurance plans and managed care payors, reimburse us under contractual arrangements or based on our charges. Each of these sources of revenues presents unique challenges to the process of recording contractual provisions.
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
Impairment of Goodwill and Long-Lived Assets
     Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment at a reporting unit level at least annually. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is assigned to each reporting unit based on the geographic location of assets. If the fair value of a reporting unit is determined to be less than its carrying amount, then the Company compares the implied fair value of the goodwill to its carrying value. If the implied fair value of the goodwill is less than its carrying value, then an impairment loss is recognized for that difference. No goodwill impairment losses were recognized during 2003, 2004 or 2005.
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
Results of Operations
     The following table sets forth results of operations (in thousands) for the periods indicated and the percentage of net revenue represented by the financial line items shown:

	Year Ended December 31,
	2003		2004		2005
Net revenue	$1,005,319	100.0%	$1,345,047	100.0%	$1,570,226	100.0%
Patient care costs	653,307	65.0	893,478	66.4	1,039,268	66.2
General and administrative expenses	90,249	9.0	106,823	7.9	141,210	9.0
Provision for doubtful accounts	26,200	2.6	32,550	2.4	31,978	2.0
Depreciation and amortization	44,905	4.4	58,349	4.3	71,400	4.5

Total operating costs and expenses	814,661	81.0	1,091,200	81.1	1,283,856	81.8

Income from operations	190,658	19.0	253,847	18.9	286,370	18.2
Interest expense, net	629	0.1	20,628	1.5	32,908	2.1
Minority interest	25,431	2.5	35,169	2.6	35,837	2.3

Income before income taxes	164,598	16.4	198,050	14.7	217,625	13.9
Provision for income taxes	62,542	6.2	76,217	5.7	87,912	5.6

Net income	$102,056	10.2%	$121,833	9.1%	$129,713	8.3%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Revenue. Net revenue increased from $1,345.0 million for the year ended December 31, 2004 to $1,570.2 million for the year ended December 31, 2005, an increase of $225.2 million, or 16.7%. This increase resulted primarily from a 14.1% increase in the number of treatments we performed from 4,240,440 in 2004 to 4,837,565 in 2005 and a 2.2% increase in the average patient revenue per dialysis treatment from $316 in 2004 to $323 in 2005. The increase was largely due to the impact of price increases to our commercial payors and benefits from renegotiating certain managed care contracts. In addition, revenue per treatment increased modestly as a result of the net impact of Medicare’s 1.6% composite rate increase and changes in its reimbursement for separately billable drugs, along with the case mix adjustment that became effective in April 2005, all of which resulted from the Medicare Modernization Act. These favorable effects on our revenue per treatment were partially offset by increases in the percentage of total net revenue that was derived from reimbursement under the Medicare and Medicaid programs. We expect our 2006 patient service revenue per dialysis treatment increases to be consistent with the increase experienced in 2006.
     Patient Care Costs. Patient care costs consist of costs directly related to the care of patients, including direct labor, drugs and other medical supplies, and operational costs of facilities. Patient care costs increased from $893.5 million for the year ended December 31, 2004 to $1,039.3 million for the year ended December 31, 2005, an increase of 16.3%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue decreased slightly from 66.4% in 2004 to 66.2% in 2005. Patient care costs per treatment increased 1.9% from $211 in 2004 to $215 in 2005. The increase in patient care costs per treatment was primarily due to increased labor costs, as we utilized more contract labor in 2005 than we used in 2004 and as labor and benefit costs rose generally. The effect of these increases was partially offset by decreases in our accruals for self-insurance liabilities and workers’ compensation liabilities.
     General and Administrative Expenses. General and administrative expenses include corporate office costs and other costs not directly related to the care of patients, including facility administration, accounting, billing and information systems. General and administrative expenses increased from $106.8 million for the year ended December 31, 2004 to $141.2 million for the year ended December 31, 2005, an increase of 32.2%. The increase in general and administrative expenses included $14.9 million of transaction costs that we incurred in connection with the agreement by Fresenius Medical Care to acquire Renal Care Group. In addition, we experienced significant increases in legal costs during 2005 as we responded to the investigations under the subpoenas we received from the offices of the United States Attorney for the Eastern District of Missouri and the United States Attorney for the Eastern District of New York. General and administrative expenses as a percentage of net revenue increased from 7.9% in 2004 to 9.0% in 2005. Excluding the effect of the $14.9 million of costs related to the transaction with Fresenius Medicare Care, general and administrative costs as a percentage of revenue were 8.0% in 2005. Management believes that we will continue to face significant increases in general and administrative expenses in connection with both the Fresenius Medical Care transaction and compliance with the Missouri and New York subpoenas.
     Provision for Doubtful Accounts. Management determines the provision for doubtful accounts as a function of payor mix, billing practices and other factors. We reserve for doubtful accounts in the period when we recognize revenue based on management’s estimate of the net collectibility of the accounts receivable. Management estimates the net collectibility of accounts receivable based upon a variety of factors. These factors include, but are not limited to, analyzing revenues generated from payor sources, performing subsequent collection testing and regularly reviewing detailed accounts receivable agings. Management makes adjustments to the allowance for doubtful accounts as necessary based on the results of management’s reviews of the net collectibility of accounts receivable. The provision for doubtful accounts decreased from $32.6 million in 2004 to $32.0 million in 2005, a decrease of $572,000, or 1.8%. The provision for doubtful accounts as a percentage of net revenue decreased from 2.4% in 2004 to 2.0% in 2005. The decrease in the provision for doubtful accounts was the result of our collection of approximately $4.3 million in Medicare cost report payments in the third quarter of 2005. Specifically, during the third quarter of 2005 we recorded the of final determination of significant Medicare cost report amounts related to acquired National Nephrology Associates operations. Excluding the impact of any additional Medicare bad debt recoveries, management expects the provision for doubtful accounts for 2006 to be in our historic range of between 2.0% and 2.5% of net revenue.
     Depreciation and Amortization. Depreciation and amortization increased from $58.3 million for the year ended December 31, 2004 to $71.4 million for the year ended December 31, 2005, an increase of 22.4%. This increase was due to the start-up of dialysis facilities, the normal replacement costs of dialysis facilities and equipment, the purchase of information systems and the amortization of separately identifiable intangible assets associated with acquisitions. Depreciation and amortization as a percentage of net revenue increased from 4.3% in 2004 to 4.5% in 2005.
     Income from Operations. Income from operations increased from $253.8 million for the year ended December 31, 2004 to $286.4 million for the year ended December 31, 2005, an increase of 12.8%. Income from operations as a percentage of net revenue decreased from 18.9% in 2004 to 18.2% in 2005 period as a result of the combined effects of the factors discussed above, principally the increase in general and administrative expenses.
     Interest Expense, Net. Interest expense increased from $20.6 million for the year-ended December 31, 2004 to $32.9 million for the year ended December 31, 2005. This increase was the result of higher average borrowings in 2005, which were primarily associated with the recent acquisitions, our purchases of noncontrolling interests in joint venture entities that we consolidated. In addition, interest expense was higher as a result of increases in the Company’s weighted average borrowing rate as interest rates rose throughout 2005.
     Minority Interest. Minority interest represents the proportionate equity interest of other owners in consolidated entities that we do not wholly own. The financial results of those entities are included in the Company’s consolidated results. Minority interest as a percentage of net revenue decreased from 2.6% in 2004 to 2.3% in 2005. The reduction in minority interest expense as a percentage of revenue was the result of our purchase of the interests of the minority partners in some of our joint ventures coupled with a slight decrease in the profitability of some of the facilities that we operate as joint ventures. During 2005, we purchased minority partner interests in ten joint ventures. As of December 31, 2005, we were the majority and controlling owner in 64 joint ventures as compared to 70 as of December 31, 2004.
     Provision for Income Taxes. Income tax expense increased from $76.2 million in 2004 to $87.9 million in 2005, an increase of $11.7 million or 15.3%. The increase is a result of increases in pre-tax earnings and our effective tax rate. Our effective tax rate was 38.5% for the 2004 period compared to 40.4% for the 2005 period. The increase is primarily attributable to the fact that some of the transaction costs we incurred in connection with the agreement with Fresenius Medical Care to acquire Renal Care Group will not be deductible for income tax purposes.
     Net Income. Net income increased from $121.8 million in 2004 to $129.7 million in 2005, an increase of $7.9 million or 6.5%. This increase was a result of the items discussed above.
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
     Patient Care Costs. Patient care costs increased from $653.3 million for the year ended December 31, 2003 to $893.5 million for the year ended December 31, 2004, an increase of 36.8%. This increase was due principally to the increase in the number of treatments performed during the period, which was reflected in corresponding increases in the use of labor, drugs and supplies. Patient care costs as a percentage of net revenue increased from 65.0% in 2003 to 66.4% in 2004. This increase was due to generally higher salary and benefit costs, lease costs and routine supply costs experienced in the former NNA facilities. Patient care costs per treatment increased 5.0% from $201 in 2003 to $211 in 2004. The increase in patient care costs per treatment was due to increases in the price and utilization of EPO, increased labor costs, increases in the cost of insurance, increases in self-insurance accruals, and changes in the utilization of certain ancillary drugs, as well as the higher cost structure in the former NNA facilities.
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
     Minority Interest. Minority interest as a percentage of net revenue increased to 2.6% in 2004 from 2.5% in 2003. The change in minority interest expense as a percentage of revenue occurred as acquisitions in 2004 increased the percentage of our facilities that operate as joint ventures. As of December 31, 2004, we were the majority and controlling owner in 70 joint ventures, as compared to 50 as of December 31, 2003.
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
Liquidity and Capital Resources
     We require capital primarily to acquire and develop dialysis centers, to purchase property and equipment for existing centers, to repurchase shares of our common stock and to finance working capital needs. At December 31, 2005, our working capital was $140.2 million; cash and cash equivalents were $2.5 million; and our current ratio was 1.5 to 1.0.
     Net cash provided by operating activities was $190.0 million for the year ended December 31, 2005. Cash provided by operating activities consists primarily of net income before depreciation and amortization expense, adjusted for changes in components of working capital, primarily accounts receivable. Net cash used in investing activities was $285.5 million for the year ended December 31, 2005. Cash used in investing activities consisted primarily of $91.4 million of purchases of property and equipment, $146.8 million of cash paid for acquisitions, net of cash acquired and $51.0 million of cash paid for noncontrolling interests in consolidated subsidiaries. Net cash provided by financing activities was $80.1 million for the year ended December 31, 2005. Cash provided by financing activities primarily reflects proceeds from the issuance of long-term debt, net of payments of $77.7 million, net proceeds of $17.0 million from the issuance of common stock, offset by $9.4 million in repurchases of our common stock.

     We are a party to a credit agreement with a group of banks totaling up to $700.0 million. The credit agreement has a $150.0 million revolving credit facility, a $325.0 million term loan facility, a $100.0 million second term loan, and a $125.0 million incremental term loan facility. Borrowings under the incremental term loan facility are subject to obtaining commitments from the banks and finalizing specific terms. In May 2005, we finalized the terms of a $100.0 million incremental term loan under the credit agreement, and we refer to this loan as the second term loan. We used the proceeds of this second term loan to finance some of our 2005 acquisitions. The revolving credit facility and the $425.0 million term loans have a final maturity of February 10, 2009. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under the credit agreement. Further, our obligations under the credit agreement, and our subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests we hold in each of our subsidiaries. The credit agreement includes financial covenants that are customary based on the amount and duration of the agreement.
     Borrowings under the $150.0 million revolving credit facility may be used for acquisitions, repurchases of our stock, capital expenditures, working capital and general corporate purposes. As of December 31, 2005, we can borrow up to $150.0 million under the revolving credit facility but cannot borrow any additional amounts under the $325.0 million term loan facility, the $100.0 million second term loan, or the $125.0 million incremental term loan facility. At December 31, 2005, our outstanding indebtedness was $576.1 million, including a remaining balance of $290.5 million under the term loan facility, $100.0 million under the second term loan, $180.5 million of 9.0% senior subordinated notes assumed in our acquisition of NNA and $5.1 million of other indebtedness, primarily capital leases.
     Borrowings under our credit agreement bear interest at variable rates determined by our leverage ratio. These variable rate debt instruments carry a degree of interest rate risk, and we will face higher interest costs on this debt if interest rates rise.
     Effective June 30, 2004, we entered into interest rate swap agreements to hedge the interest rate risk on $150.0 million of our $325.0 million term loan facility. Under these interest rate swap agreements we exchange fixed and variable rate interest payments based on a $150.0 million notional principal amount through March 30, 2007. The notional amount of $150.0 million and the interest rate of 3.5% are fixed in the agreements. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method; therefore, we record changes in the fair value of the agreement directly in other comprehensive income. The interest payments under this agreement are settled on a net basis each calendar quarter.
     The 9.0% senior subordinated notes we assumed in the NNA transaction bear interest at the rate of 9.0% on the face amount. As of December 31, 2005 these notes have a remaining face value of $159.7 million and are recorded at their carrying value of $180.5 million. These notes do not provide for scheduled principal amortization and are scheduled to mature on November 1, 2011. Each of our wholly-owned subsidiaries has guaranteed all of our obligations under these notes. The rights of the noteholders and our obligations under these notes are set forth in an indenture we assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
     As a result of our indebtedness, we will incur substantial interest expense in and after 2006. Based on our outstanding funded indebtedness of $555.3 million, excluding the unamortized fair value premium of $20.8 million on the 9.0% Senior Subordinated Notes, the aggregate maturities of our borrowings are as follows: 2006 — $42.2 million; 2007 — $80.3 million; 2008 — $208.0 million; 2009 — $62.0 million; 2010 — $318,000; and thereafter — $162.6 million.
     We plan to make capital expenditures of between $90.0 million and $100.0 million in 2006, primarily for equipment replacement, expansion of existing dialysis facilities and construction of de novo facilities. We expect that these capital expenditures will be funded with cash provided by operating activities and our existing credit facility. Management believes that capital resources available to us will be sufficient to meet the needs of our business, both on a short- and long-term basis.
     We have a stock repurchase program. Pending the completion of the Fresenius Medical Care transaction we do not plan to repurchase shares under this program. During 2004, we repurchased 4.6 million shares for $137.8 million, and in the first quarter of

2005, we repurchased 252,000 shares of common stock for approximately $9.4 million. As of December 31, 2005, we had repurchased an aggregate of 14.8 million shares under our stock repurchase plan, for a total of approximately $381.6 million.
     SEC financial reporting release, FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations encourages public companies to give investors additional information about funds that will be required to operate their businesses in the future under agreements that are in place today. In accordance with FR-61, the following table gives information about our existing contractual obligations. At December 31, 2005, we had no significant contingent commitments.

	Payments Due by Period (in thousands)
		Less than 1
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	After 5 years
Long-term debt	$550,695	$42,260	$287,031	$61,719	$159,685
Capital leases	7,126	800	1,401	1,191	3,734
Operating leases	302,306	47,961	86,376	66,054	101,915
Medical director fee obligations	168,511	28,971	52,686	38,847	48,007

Total contractual cash obligations	$1,028,638	$119,992	$427,494	$167,811	$313,341

Newly Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amended SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January 1, 2006.
     As permitted by SFAS No. 123, for periods ended prior to January 1, 2006 we accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We cannot predict the impact of adopting of SFAS No. 123(R) because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after we adopt SFAS 123(R). While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $13.6 million, $11.3 million and $8.6 million in 2003, 2004, and 2005, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Cash Balances
     We maintain all cash in United States dollars in highly liquid, interest-bearing, investment grade instruments with maturities of less than three months, which we consider cash equivalents; therefore, we have no “market risk sensitive instruments.”
Outstanding Debt
     As of December 31, 2005, we had outstanding debt of $576.1 million, including a $20.8 million fair value premium on the 9.0% senior subordinated notes. This debt consisted of $290.5 million outstanding under a term loan facility and $100.0 million outstanding under a second term loan, $180.5 million of indebtedness relating to the 9.0% senior subordinated notes due 2011 and approximately $5.1 million outstanding under various capital leases and notes payable. Borrowings of $140.5 million under the term loan facility and the $100.0 million under the second term loan bear interest at variable rates based on LIBOR rates or the prime rate that are determined by our leverage ratio. The remaining $150.0 million under the term loan are fixed at a rate of 3.5% plus an additional spread based on the Company’s leverage ratio under interest rate swap agreements that became effective on June 30, 2004. Our weighted average borrowing rates under the term loan facility and the second term loan as of December 31, 2005, were 5.7% and 5.4%, respectively. We expect these rates to rise in the future if interest rates rise on the portion that bears interest at floating rates. Outstanding senior subordinated notes bear nominal interest at 9.0% on the $159.7 million outstanding face amount of the notes. The unamortized $20.8 million fair value premium is being recognized over the life of the notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the notes was 6.4% as of December 31, 2005. At December 31, 2005, the fair value of our indebtedness under the credit facility and senior subordinated notes approximated carrying value. At the December 31, 2005 borrowing levels and giving effect to the impact of our interest rate swap agreements, if there had been a 1% increase in the variable interest rates, then our pre-tax income would have decreased by approximately $5.3 million for the year ended December 31, 2005.
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
     There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting set forth on Page F-1 in Part IV, Item 15(a) of this report and the Attestation Report of the Registered Public Accounting Firm set forth on Page F-3 are incorporated by reference into this Item 9A.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Proposal 1. Election of Directors” and “Management — Directors and Executive Officers” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
     The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans (number of shares in thousands)
     The following table summarizes our equity compensation plans as of December 31, 2005:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	For Future Issuance
	Be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	And Rights	Rights	In Column (a))
Plan Category (1)	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,893	$20.83	7,116
Equity compensation plans not approved by stockholders (2)	124	$7.80	—

Total	8,017	$21.48	7,116

(1)	Renal Care Group currently has three option plans that were assumed in connection with a merger, acquisition or other transaction. The first such plan was adopted by Renal Disease Management by Physicians, Inc. in 1997, and there are 9 options issued and outstanding to purchase shares at a weighted average exercise price of $15.16. The second plan was adopted by Dialysis Centers of America, Inc. in 1995, and there are 18 options issued and outstanding to purchase shares at a weighted average exercise price of $17.05. The third plan was adopted in 1994, and there are 13 options issued and outstanding under such plan to purchase shares at a weighted average exercise price of $2.22.

(2)	These options were issued outside of our existing stock option plans to certain employees, officers, directors, and other key persons. These options vest over various periods up to five years and have a term of 10 years from the date of issuance.
Further information concerning these plans is incorporated by reference to Note 9 in the Consolidated Financial Statements included in this annual report on Form 10-K.
     The other information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     The information required by this item will appear in, and is incorporated by reference from, the section entitled “Auditors” included in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

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
As of December 31, 2005 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in that firm’s attestation report appearing on page F-3.

/s/ Gary A. Brukardt
President and Chief Executive Officer

/s/ David M. Dill
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of
Renal Care Group, Inc.
We have audited the accompanying consolidated balance sheets of Renal Care Group, Inc. as of December 31, 2004 and 2005 and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Care Group, Inc. at December 31, 2004 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Renal Care Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Nashville, Tennessee	/s/ ERNST & YOUNG LLP
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renal Care Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Renal Care Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Renal Care Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Renal Care Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2005, and the related consolidated income statements, statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2005 of Renal Care Group, Inc., and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Nashville, Tennessee	/s/ ERNST & YOUNG LLP
March 10, 2006

Renal Care Group, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,931	$2,511
Accounts receivable, less allowance for doubtful accounts of $45,131 in 2004 and $28,560 in 2005	275,373	297,983
Inventories	23,359	34,801
Prepaid expenses and other current assets	26,817	30,976
Income taxes receivable	—	3,700
Deferred income taxes	29,604	32,989

Total current assets	373,084	402,960
Property, plant and equipment, net	316,532	362,224
Intangible assets, net	34,320	39,177
Goodwill	694,264	849,879
Other assets	10,780	7,793

Total assets	$1,428,980	$1,662,033

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31
	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,075	$34,158
Accrued compensation	54,129	62,335
Due to third-party payors	80,007	60,156
Income taxes payable	399	—
Accrued expenses and other current liabilities	56,326	63,922
Current portion of long-term debt	23,969	42,198

Total current liabilities	243,905	262,769
Long-term debt, net of current portion	479,645	533,923
Deferred income taxes	51,419	55,827
Other long-term liabilities	16,271	17,102
Minority interest	45,619	52,775

Total liabilities	836,859	922,396

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 82,317 and 83,286 shares issued at December 31, 2004 and 2005, respectively	823	833
Treasury stock, 14,514 and 14,766 shares of common stock at December 31, 2004 and 2005, respectively	(372,249)	(381,635)
Additional paid-in capital	411,888	437,478
Retained earnings	551,863	681,576
Accumulated other comprehensive (loss) income, net of tax	(204)	1,385

Total stockholders’ equity	592,121	739,637

Total liabilities and stockholders’ equity	$1,428,980	$1,662,033

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Income Statements
(in thousands, except per share data)

	Year Ended December 31
	2003	2004	2005
Net revenue	$1,005,319	$1,345,047	$1,570,226
Operating costs and expenses:
Patient care costs	653,307	893,478	1,039,268
General and administrative expenses	90,249	106,823	141,210
Provision for doubtful accounts	26,200	32,550	31,978
Depreciation and amortization	44,905	58,349	71,400

Total operating costs and expenses	814,661	1,091,200	1,283,856

Income from operations	190,658	253,847	286,370
Interest expense, net	629	20,628	32,908

Income before minority interest and income taxes	190,029	233,219	253,462
Minority interest	25,431	35,169	35,837

Income before income taxes	164,598	198,050	217,625
Provision for income taxes	62,542	76,217	87,912

Net income	$102,056	$121,833	$129,713

Net income per share:
Basic	$1.40	$1.80	$1.90

Diluted	$1.37	$1.74	$1.83

Weighted average shares outstanding:
Basic	72,719	67,581	68,110

Diluted	74,753	69,892	70,834

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

							Accumulated
							Other
					Additional		Comprehensive	Total
	Common Stock		Treasury Stock		Paid-In	Retained	(Loss)/Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Net of Tax	Equity
Balance at December 31, 2002	76,764	$768	4,475	$(93,953)	$309,099	$327,974	$—	$543,888
Net income	—	—	—	—	—	102,056	—	102,056
Common stock issued and related income tax benefit	3,701	37	—	—	65,315	—	—	65,352
Repurchase of common stock held in treasury	—	—	5,487	(140,451)	—	—	—	(140,451)

Balance at December 31, 2003	80,465	805	9,962	(234,404)	374,414	430,030	—	570,845
Comprehensive income:
Net income	—	—	—	—	—	121,833	—	121,833
Other comprehensive loss	—	—	—	—	—	—	(204)	(204)

Total comprehensive income	—	—	—	—	—	121,833	(204)	121,629

Common stock issued and related income tax benefit	1,852	18	—	—	37,474	—	—	37,492
Repurchase of common stock held in treasury	—	—	4,552	(137,845)	—	—	—	(137,845)

Balance at December 31, 2004	82,317	823	14,514	(372,249)	411,888	551,863	(204)	592,121

Comprehensive income:
Net income	—	—	—	—	—	129,713	—	129,713
Other comprehensive income	—	—	—	—	—	—	1,589	1,589

Total comprehensive income	—	—	—	—	—	129,713	1,589	131,302

Common stock issued and related income tax benefit	969	10	—	—	25,590	—	—	25,600
Repurchase of common stock held in treasury	—	—	252	(9,386)	—	—	—	(9,386)

Balance at December 31, 2005	83,286	$833	14,766	$(381,635)	$437,478	$681,576	$1,385	$739,637

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2003	2004	2005
OPERATING ACTIVITIES
Net income	$102,056	$121,833	$129,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,905	58,349	71,400
Loss on sale of property and equipment	886	1,123	589
Income applicable to minority interest	25,431	35,169	35,837
Distributions to minority shareholders	(24,634)	(26,073)	(21,966)
Deferred income taxes	19,517	15,821	10,321
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,253)	(56,284)	(21,488)
Inventories	(2,754)	8,762	(10,929)
Prepaid expenses and other current assets	(8,564)	4,208	(3,690)
Accounts payable	3,140	(18,265)	4,271
Accrued compensation	8,553	1,646	8,078
Due to third-party payors	13,313	26,741	(19,851)
Accrued expenses and other current liabilities	8,838	(15,673)	2,758
Income taxes	10,217	13,696	5,376
Other long-term liabilities	5,898	6,473	(447)

Net cash provided by operating activities	186,549	177,526	189,972
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2,270	4,569	483
Cash paid for acquisitions, net of cash acquired	(14,154)	(297,885)	(146,809)
Cash paid for noncontrolling interests in consolidated subsidiaries	—	—	(50,984)
Purchases of property and equipment	(63,762)	(103,363)	(91,408)
Change in other assets	(2,858)	(11,158)	3,205

Net cash used in investing activities	(78,504)	(407,837)	(285,513)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	325,000	100,000
Payments on long-term debt	(380)	(12,188)	(22,345)
Net payments under line of credit	(7,080)	(1,831)	(5,148)
Net proceeds from issuance of common stock	51,802	24,811	17,000
Repurchase of treasury shares	(140,451)	(137,845)	(9,386)

Net cash (used in) provided by financing activities	(96,109)	197,947	80,121
Increase (decrease) in cash and cash equivalents	11,936	(32,364)	(15,420)
Cash and cash equivalents, at beginning of year	38,359	50,295	17,931

Cash and cash equivalents, at end of year	$50,295	$17,931	$2,511

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2003	2004	2005
DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$922	$19,198	$36,548

Income taxes	$32,808	$47,588	$69,548

DISCLOSURES OF BUSINESS ACQUISITIONS:
Fair value of assets acquired	$14,388	$567,576	$150,486
Liabilities assumed	234	269,691	3,677

Cash paid for acquisitions, net of cash acquired	$14,154	$297,885	$146,809

See accompanying notes to consolidated financial statements.

Renal Care Group, Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
December 31, 2005
1. ORGANIZATION
Renal Care Group, Inc. (the “Company”) provides dialysis services to patients with chronic kidney failure, also known as end-stage renal disease (“ESRD”). As of December 31, 2005, the Company provided dialysis and ancillary services to over 32,300 patients through 456 outpatient dialysis centers in 34 states. In addition to its outpatient dialysis center operations, as of December 31, 2005, the Company provided acute dialysis services through contractual relationships with more than 200 hospitals.
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
Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.
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
Goodwill and Other Intangibles
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For all periods presented, the Company did not amortize goodwill or intangible assets with indefinite lives in accordance with SFAS No. 142. As of December 31, 2004 and 2005, the carrying amount of goodwill was $694,264 and $849,879, respectively.
For all periods presented, all separately identifiable intangible assets with definite lives were amortized over their respective useful lives.

Due to Third-Party Payors
Amounts reflected as due to third-party payors include amounts received in excess of revenue recognized for specific billed charges. These amounts are commonly referred to as overpayments. Overpayments received from federally funded programs are reported to the federal program in accordance with the program’s established procedures. For overpayments received from non-federally funded payors, the Company uses various procedures to communicate and refund such amounts to the payors. These amounts remain classified as due to third-party payors until the Company makes a refund, the payor makes a recoupment or the amount is otherwise recognized based on final resolution with the payor.
Minority Interest
Minority interest represents the proportionate equity interest of other owners in the Company’s consolidated entities that are not wholly owned. As of December 31, 2005, the Company was the majority and controlling owner in 64 joint ventures.
Stock Based Compensation
SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”), which amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. These consolidated financial statements and related notes include the disclosure requirements of SFAS No. 148. However, the Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and does not utilize the fair value method.
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amended SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006.
As permitted by SFAS No. 123, for periods ended prior to January 1, 2006, the Company has accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adopting of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 9 to these consolidated financial statements. SFAS No. 123(R) also requires the Company to recognize the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the Company adopts SFAS 123(R). While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $13,550, $11,300 and $8,600 in 2003, 2004, and 2005, respectively.
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
Third-Party Settlements
During the year ended December 31, 2005 the Company obtained final determination of certain Medicare cost report settlements. Accordingly, during this period the Company recognized a change in estimate of $2,611 (net of related tax expense of $1,676) resulting in a reduction to the provision for doubtful accounts.
Other
Payments from commercial insurers, other third-party payors and patients are received pursuant to a variety of reimbursement arrangements. Generally payments from commercial insurers and other third-party payors are greater than those received from the Medicare and Medicaid programs.
Reimbursements from Medicare and Medicaid approximated 55%, 53% and 56% of net revenue for the years ended December 31, 2003, 2004 and 2005, respectively.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date for the change. The Company identifies deferred tax assets that more likely than not will not be realized and records a valuation allowance. The Company also establishes accruals for tax uncertainties that it deems to be probable of loss and that can be reasonably estimated.
Self Insurance
The Company is subject to professional liability, general liability and workers compensation claims or lawsuits in the ordinary course of business. Accordingly, the Company maintains insurance for professional liability and general liability claims exceeding certain individual amounts. Premiums paid under the Company’s professional liability policy may be retrospectively adjusted depending upon claims experience during the policy term. Similarly, the Company maintains workers compensation insurance for claims exceeding certain individual and aggregate amounts. The Company estimates its self-insured retention portion of professional liability, general liability and workers compensation risks using third party actuarial calculations that include historical claims data, demographic factors and other assumptions.
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
Concentration of Credit Risks
The Company’s primary concentration of credit risk exists within accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid represented 45% and 42% of gross accounts receivable at December 31, 2004 and 2005, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity of the number of patients and payors and the geographic dispersion of the Company’s operations.
The Company administers EPO to most of its patients to treat anemia, a medical complication frequently experienced by dialysis patients. Revenue from the administration of EPO was 24% of the net revenue of the Company for the year ended December 31, 2003, 26% of the net revenue of the Company for the year ended December 31, 2004 and 24% of the net revenue of the Company for the year ended December 31, 2005. EPO is produced by a single manufacturer.
Impairment of Goodwill and Long-Lived Assets to be Disposed Of
Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill for impairment at a reporting unit level at least annually. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is assigned to each reporting unit based on the geographic location of assets acquired. If the fair value of a reporting unit is determined to be less than its carrying amount, then the Company compares the implied fair value of the goodwill to its carrying value. If the implied fair value of the goodwill is less than its carrying value, then an impairment loss is recognized for that difference. No goodwill impairment losses were recognized during 2003, 2004 or 2005.
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
Derivative Financial Instruments
The Company manages its interest rate risk by using interest rate swaps to achieve an overall desired position on floating interest rates. Effective June 30, 2004, the Company entered into an interest rate swap agreement to hedge the interest rate risk on $150,000 of our term loan. These derivative financial instruments are not held or issued for trading purposes. The derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. The hedge is structured to qualify for the shortcut method; therefore, changes in the fair value of the agreement are recorded as other comprehensive income (loss). During 2005 the fair value of the interest rate swaps, net of a tax expense of $989, increased by approximately $1,589 and was recognized as other comprehensive income.
Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations as previously reported.
3. ACQUISITION BY FRESENIUS MEDICAL CARE AG
On May 3, 2005 the Company entered into a definitive merger agreement with Fresenius Medical Care AG in which Fresenius Medical Care agreed to acquire all of Renal Care Group’s outstanding stock. Fresenius Medical Care will pay $48.00 for each of the Company’s outstanding shares of common stock. Fresenius Medical Care will acquire Renal Care Group subject to its outstanding indebtedness, which was approximately $576,121 as of December 31, 2005. In connection with the Fresenius Medical Care transaction, the Company incurred general and administrative expenses of approximately $14,925 pre-tax in the year ended December 31, 2005.
The Company’s Board of Directors and the management and supervisory boards of Fresenius Medical Care have approved the transaction, and on August 24, 2005 the Company’s stockholders voted to approve the transaction. Completion of the transaction is subject to customary conditions to closing, including the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. In June 2005, the Company received a request for additional information under the Hart-Scott Rodino Act from the Federal Trade Commission. The Company is providing information to the Federal Trade Commission to respond to this request. The Fresenius Medical Care transaction may not be completed before 30 days after certification by the Company and Fresenius Medical Care of substantial compliance with the Federal Trade Commission’s request for additional information or until earlier satisfaction by the Federal Trade Commission that the transactions will not raise anticompetitive concerns. Management believes the transaction will close in the first quarter of 2006.
On February 15, 2006, the Company announced that the Company and Fresenius Medical Care had entered into a definitive agreement to sell approximately 100 dialysis centers to National Renal Institutes, Inc., a wholly owned subsidiary of DSI Holding Company, Inc. The divestiture of these centers is an important step toward concluding the review by the United States Federal Trade Commission (FTC) of Fresenius Medical Care’s acquisition of the Company. The purchase price for the divested centers is approximately $450 million to be paid in cash, subject to post-closing adjustments for working capital and other routine matters. The sale of the centers is expected to close shortly after the completion of the Company’s acquisition by Fresenius Medical Care. Both the divestiture and the transaction with Fresenius Medical Care remain subject to FTC approval.
On May 11, 2005, the Company was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Plumbers Local #65 Pension Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 26, 2005, the Company was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Hawaii Structural Ironworkers Pension Trust Fund, on behalf of itself and all others similarly situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. On May 31, 2005, the Company was served with a complaint in the Chancery Court for the State of Tennessee Twentieth Judicial District at Nashville styled Indiana State District Council of Laborers and Hod Carriers Pension Fund, on behalf of itself and others similar situated, Plaintiff, vs. Renal Care Group, Inc., William P. Johnston, Gary Brukardt, Peter J. Grua, Joseph C. Hutts, Harry R. Jacobson, William V. Lapham, Thomas A. Lowery, Stephen D. McMurray and C. Thomas Smith, Defendants. The original complaints in these three lawsuits were substantially identical. Each complaint was brought by the plaintiff shareholder as a purported class action on behalf of all shareholders similarly situated. The complaints allege that the Company and its directors engaged in self-dealing and breached their fiduciary duties to the Company’s shareholders in connection with the merger agreement between the Company and Fresenius Medical Care because, among other things, the Company used a flawed process, the existence of the previously disclosed subpoena from the Department of Justice, the lack of independence of one of the Company’s financial advisors and the existence of the Company’s supplemental executive retirement plan. The Company removed these cases to federal court in June 2005.
The plaintiffs in the first two cases dismissed them without prejudice in July 2005, and the third plaintiff filed an amended complaint. The amended complaint asserts the same grounds articulated in the original complaint adding more specific allegations regarding the termination fee, the non-solicitation clause and the matching rights provision in the Merger Agreement, and it adds allegations that our proxy statement makes material misrepresentations and omissions regarding the process by which the merger agreement was negotiated. Specifically, the amended complaint asserts that the proxy statement makes material misstatements or omissions regarding: (1) the reason the Company’s management and board engaged in a closed process of negotiating a potential merger with Fresenius Medical Care and did not solicit potential competing bids from alternative purchasers; (2) the reason the Company’s board did not appoint a special committee to evaluate the fairness of the merger; (3) the alternatives available to the Company including potential alternative transactions and other strategic business opportunities, which purportedly were considered by the Company’s board during the strategic planning process the board engaged in during the second half of 2004; (4) all information regarding conflicts of interest suffered by defendants and their financial and legal advisors as alleged herein; (5) all information regarding past investment banking services Bank of America has performed for the Company and Fresenius Medical Care and the compensation Bank of America received for those services; (6) the forecasts and projections prepared by the Company’s management for fiscal years 2005 through 2008 that were referenced in the fairness opinions by Morgan Stanley; (7) the estimates of transaction synergies provided by the Company’s management that were referenced in the fairness opinions by Morgan Stanley; and (8) information concerning the amount of money Bank of America and Morgan Stanley will receive in connection with the proposed merger. The Company believes that the allegations in the pending complaint are without merit. Completion of the merger is subject to customary conditions, including the absence of any order or injunction prohibiting the closing. The pending complaint seeks to enjoin and prevent the parties from completing the Fresenius Medical Care transaction. The pending complaint was remanded to Tennessee state court in September 2005.

4. BUSINESS ACQUISITIONS
2005 Acquisitions
During 2005, the Company completed five acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $146,809. The purchase price in these transactions consisted exclusively of cash. Each of the transactions involved the acquisition of one or more entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened existing market share within a specific geographic area or provided an entrance into a new market. Goodwill resulting from these transactions amounted to $124,017, and the Company expects that all of the goodwill will be deductible for income tax purposes. Intangible assets typically represent the value assigned to certain contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. These amounts are amortized over the lives of the contracts, which generally range from five to fifteen years.
The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the five acquisitions the Company completed during 2005:

Accounts receivable, net	$1,122
Inventory and other current assets	807
Property, plant and equipment, net	17,199
Intangible assets	7,341
Goodwill	124,017

Total assets acquired	150,486
Total liabilities assumed, net	(3,677)

Net assets acquired	$146,809

The Company began recording the results of operations for each of these acquired businesses at the effective date of the transaction.
In 2005 the Company purchased noncontrolling interests in 14 consolidated subsidiaries for an aggregate purchase price of $50,984. As a result of these transactions approximately $9,998 of minority interest liabilities were extinguished, and $40,986 of goodwill and other intangible assets resulted from the transaction.
2004 Acquisitions
During 2004, the Company completed eight acquisitions. The combined net assets acquired and resulting net cash purchase price paid in these acquisitions were $297,885. Our largest acquisition was the purchase of National Nephrology Associates, Inc. (“NNA”) on April 2, 2004. The purchase price of NNA consisted of a net cash payment of approximately $163,000 and the assumption of all of NNA’s outstanding debt, including its $160,000, 9.0% senior subordinated notes. NNA provided dialysis services to approximately 5,600 patients and operated 87 outpatient dialysis facilities in 15 states, as well as providing acute dialysis services to more than 50 hospitals.
Each of the eight transactions involved the acquisition of one or more entities that provide care to ESRD patients through owned dialysis facilities. The acquired businesses either strengthened existing market share within a specific geographic area or provided an entrance into a new market. Goodwill resulting from these transactions amounted to $407,686, and approximately $225,856 of that goodwill is deductible for income tax purposes.

The following table summarizes the preliminarily estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the eight acquisitions the Company completed during 2004:

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
Some of the estimated fair values of assets and liabilities were preliminary and were adjusted in 2005. The adjustments primarily included deferred tax assets and liabilities. As of December 31, 2005, management does not anticipate any additional adjustments related to 2004 acquisitions. Intangible assets primarily represent the value assigned to contracts such as non-competition agreements and acute dialysis service agreements entered into in the transactions. Related amounts are amortized over the lives of the contracts, which generally range from five to fifteen years.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the three acquisitions the Company completed in 2003:

Accounts receivable, net	$986
Inventory	255
Property, plant and equipment, net	1,579
Intangible assets	656
Goodwill	10,912

Total assets acquired	14,388
Total liabilities assumed	(234)

Net assets acquired	$14,154

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

Pro Forma Data (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations of the Company and the acquired businesses, as if each of the 2005 acquisitions had been consummated as of the beginning of each year below, giving effect to adjustments such as amortization of intangibles, interest expense and related income taxes.

	2004	2005
Pro forma net revenue	$1,419,259	$1,595,441

Pro forma net income	$130,807	$132,444

Pro forma net income per share
Basic	$1.94	$1.94

Diluted	$1.87	$1.87

The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisitions had been completed prior to the beginning of the periods presented.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (including assets recorded under capital leases) consist of the following:

	December 31,
	2004	2005
Medical equipment	$190,267	$224,543
Computer software and equipment	69,072	86,570
Furniture and fixtures	34,011	38,858
Leasehold improvements	145,882	179,705
Buildings	45,132	53,033
Construction-in-progress	16,341	15,462

	500,705	598,171
Less accumulated depreciation	(184,173)	(235,947)

	$316,532	$362,224

Depreciation expense was $42,561, $53,538 and $64,952 for the years ended December 31, 2003, 2004 and 2005, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
In accordance with the requirements of SFAS No. 142, the Company discontinued amortizing goodwill effective January 1, 2002, and it is required to disclose goodwill separately from other intangible assets in the balance sheet. Additionally, the Company must test goodwill for impairment on a periodic basis. The Company completed its annual impairment testing and identified no impairments as of December 31, 2005.
Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005, are as follows:

Balance as of December 31, 2003	$286,578
Goodwill acquired during the period	407,686

Balance as of December 31, 2004	694,264
Goodwill acquired during the period	124,017
Goodwill resulting from acquiring noncontrolling interests	40,386
Purchase price allocation period adjustment	(8,788)

Balance as of December 31, 2005	$849,879

The Company’s separately-identifiable intangible assets, which consist primarily of non-competition agreements and acute dialysis services agreements, are as follows:

	December 31,
	2004	2005
Carrying amount	$49,012	$59,737
Accumulated amortization	(14,692)	(20,560)

Net	$34,320	$39,177

Separately-identifiable intangible assets are being amortized over their useful lives, ranging from five to fifteen years. Amortization expense was $2,344, $4,811 and $6,448 for the years ended December 31, 2003, 2004 and 2005, respectively. Estimated amortization expense for each of the next five fiscal years is as follows:

Year ending December 31,	Amount
2006	$6,126
2007	5,456
2008	5,088
2009	3,857
2010	2,868
7. LONG-TERM DEBT
Long-term debt consisted of the following as of December 31, 2004 and December 31, 2005:

	December 31,	December 31,
	2004	2005
Term loan facility, bearing interest at a variable rate (5.7% at December 31, 2005)	$312,813	$290,469
Second term loan, bearing interest at a variable rate (5.4% at December 31, 2005)	—	100,000
9.0% senior subordinated notes	159,685	159,685
Obligations under capital leases	4,151	4,624
Other	3,357	542

Total indebtedness, excluding fair value premium	480,006	555,320
Add: 9.0% senior subordinated notes fair value premium	23,608	20,801

Total long-term debt	503,614	576,121
Less: current portion	23,969	42,198

	$479,645	$533,923

Credit Agreements
The Company is a party to a credit agreement (the 2004 Agreement) with a group of banks totaling up to $700,000. The 2004 agreement has a $150,000 revolving credit facility, a $325,000 term loan facility, a $100,000 second term loan facility and a $125,000 incremental term loan facility. In May 2005, the Company completed an incremental term loan of $100,000 under the 2004 Agreement. The Company used the proceeds of this incremental term loan to finance some of its 2005 acquisitions. The revolving credit facility, the $425,000 term loan facilities have a final maturity of February 10, 2009. Each of the Company’s wholly-owned subsidiaries has guaranteed all of its obligations under the 2004 Agreement. Further, the Company obligations under the 2004 Agreement, and its subsidiaries’ obligations under their guarantees, are secured by a pledge of the equity interests the Company holds in each of its subsidiaries. The 2004 Agreement includes financial covenants that are customary based on the amount and duration of the agreement.
The revolving credit facility under the 2004 Agreement may be used for acquisitions, repurchases of Company common stock, capital expenditures, working capital and general corporate purposes. Borrowings under the 2004 Agreement accrue interest at variable rates determined by the Company’s leverage ratio. Effective June 30, 2004, the Company entered into interest rate swap agreements to hedge interest rate risk on $150,000 of our term loan (See “Interest Rate Swap” below). The portion of the Company’s borrowings that is subject to variable rates carries a degree of interest rate risk. Specifically, the Company will face higher interest costs on this debt if interest rates rise.
9.0% Senior Subordinated Notes
With the acquisition of NNA, the Company assumed all of NNA’s outstanding debt including its 9.0% senior subordinated notes (the “Notes”), due 2011. The Company recorded the Notes at the face value of $160,000 plus an additional $25,600 representing the difference between the fair value of the Notes and the face amount on the date of acquisition. Accordingly, the Notes were recorded at the estimated fair value of $185,600. As of December 31, 2005, the carrying value of the Notes was $180,486.
The Notes bear interest at the rate of 9.0% per annum on the face amount. The fair value premium is being recognized over the life of the Notes using the effective interest method and is recorded as a reduction to interest expense. Accordingly, the effective interest rate on the Notes as of December 31, 2005 was 6.4%. Each of the Company’s wholly-owned subsidiaries has guaranteed all of the Company’s obligations under these notes. The rights of the noteholders and the Company’s obligations under these notes are set forth in an indenture that NNA entered into in October 2003, which the Company assumed in connection with the NNA acquisition. The indenture includes customary financial covenants.
Interest Rate Swap
Effective June 30, 2004, the Company entered into interest rate swap agreements to hedge the interest rate risk on $150,000 of its term loan. Under these interest rate swap agreements the Company will exchange fixed and variable rate interest payments based on a $150,000 notional principal amount through March 30, 2007. The notional amount of $150,000 and interest payments of 3.5% are fixed in the agreements. The interest payments are subject to adjustment based on our leverage ratio. The changes in cash flows under these agreements are expected to offset the changes in interest rate payments attributable to fluctuations in LIBOR. The hedge is structured to qualify for the shortcut method as prescribed by Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, the Company will record changes in the fair value of the agreement directly in comprehensive income. As of December 31, 2005, the notional amount of the swap agreements was $150,000 and its fair value was a $2,247 asset, resulting in other comprehensive income during 2005 of $1,589 (net of a related tax expense of $989).
Obligations Under Capital Leases
Obligations under capital leases consist primarily of capital leases for buildings and equipment maturing at various times through May 2020. See the maturity schedule for capital leases included at Note 10.
Other
The other long-term debt consists primarily of notes maturing at various times through February 2009.
Maturities of Long-Term Debt
The aggregate maturities of long-term debt, excluding the fair value premium, at December 31, 2005 are as follows:

2006	$42,198
2007	80,250
2008	207,977
2009	61,993
2010	318
Thereafter	162,584

$555,320

Guarantor Information
Our wholly-owned subsidiaries have guaranteed the Notes as well as our obligations under the 2004 Agreement. The Company conducts substantially all of its business through subsidiaries. Presented below is condensed consolidating financial information as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005. The information segregates Renal Care Group, Inc. (the “parent company”), the combined wholly-owned subsidiary guarantors and the combined non-guarantor subsidiaries and reflects consolidating adjustments. All of the subsidiary guarantees are both full and unconditional, and joint and several.
Condensed Consolidating Balance Sheets

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2004
Cash and cash equivalents	$—	$—	$31,945	$(14,014)	$17,931
Accounts receivable, net	—	198,778	76,595	—	275,373
Other current assets	45,749	23,320	10,711	—	79,780

Total current assets	45,749	222,098	119,251	(14,014)	373,084
Property, plant and equipment, net	29,542	189,434	96,408	1,148	316,532
Goodwill	1,483	574,815	117,666	300	694,264
Other assets	10,828	99,033	7,436	(72,197)	45,100

Total assets	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

Current liabilities (including intercompany assets and liabilities)	$(699,042)	$813,091	$157,344	$(27,488)	$243,905
Long-term debt	476,184	(259)	3,720	—	479,645
Long-term liabilities	64,976	2,253	461	—	67,690
Minority interest	—	39,610	5,989	20	45,619
Stockholders’ equity	245,484	230,685	173,247	(57,295)	592,121

Total liabilities and stockholders’ equity	$87,602	$1,085,380	$340,761	$(84,763)	$1,428,980

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
As of December 31, 2005
Cash and cash equivalents	$—	$—	$24,006	$(21,495)	$2,511
Accounts receivable, net	—	230,013	69,154	(1,184)	297,983
Other current assets	50,919	35,516	12,332	3,699	102,466

Total current assets	50,919	265,529	105,492	(18,980)	402,960
Property, plant and equipment, net	35,000	236,315	86,094	4,815	362,224
Goodwill	1,483	734,116	113,980	300	849,879
Other assets	9,885	104,985	6,066	(73,966)	46,970

Total assets	$97,287	$1,340,945	$311,632	$(87,831)	$1,662,033

Current liabilities (including intercompany assets and liabilities)	$(694,545)	$920,339	$81,436	$(44,461)	$262,769
Long-term debt	529,236	265	4,422	—	533,923
Long-term liabilities	63,098	6,558	1,888	1,385	72,929
Minority interest	—	42,713	10,114	(52)	52,775
Stockholders’ equity	199,498	371,070	213,772	(44,703)	739,637

Total liabilities and stockholders’ equity	$97,287	$1,340,945	$311,632	$(87,831)	$1,662,033

Condensed Consolidating Income Statements

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2003
Net revenue	$1,524	$688,379	$319,680	$(4,264)	$1,005,319
Total operating costs and expenses	43,611	520,870	254,444	(4,264)	814,661

Income (loss) from operations	(42,087)	167,509	65,236	—	190,658
Interest expense, net	629	—	—	—	629
Minority interest	—	23,853	1,578	—	25,431
Provision (benefit) for income taxes	(16,231)	54,584	24,189	—	62,542

Net income (loss)	$(26,485)	$89,072	$39,469	$—	$102,056

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2004
Net revenue	$2,224	$926,046	$422,419	$(5,642)	$1,345,047
Total operating costs and expenses	48,077	731,419	317,346	(5,642)	1,091,200

Income (loss) from operations	(45,853)	194,627	105,073	—	253,847
Interest expense, net	16,966	2,630	1,032	—	20,628
Minority interest	—	32,418	2,751	—	35,169
Provision (benefit) for income taxes	(24,174)	61,411	38,980	—	76,217

Net income (loss)	$(38,645)	$98,168	$62,310	$—	$121,833

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2005
Net revenue	$2,990	$1,132,875	$441,025	$(6,664)	$1,570,226
Total operating costs and expenses	78,655	876,422	335,443	(6,664)	1,283,856

Income (loss) from operations	(75,665)	256,453	105,582	—	286,370
Interest expense (income), net	36,433	(4,433)	908	—	32,908
Minority interest	—	32,727	3,110	—	35,837
Provision (benefit) for income taxes	(38,933)	87,774	39,071	—	87,912

Net income (loss)	$(73,165)	$140,385	$62,493	$—	$129,713

Condensed Consolidating Statements of Cash Flows

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$(26,485)	$89,072	$39,469	$—	$102,056
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	136,739	(53,679)	10,517	(9,084)	84,493

Net cash provided by operating activities	110,254	35,393	49,986	(9,084)	186,549
Net cash used in investing activities	(9,985)	(35,231)	(34,052)	764	(78,504)
Net cash used in financing activities	(80,112)	—	(24,633)	8,636	(96,109)

Increase (decrease) in cash and cash equivalents	20,157	162	(8,699)	316	11,936
Cash and cash equivalents, at beginning of period	—	2,484	36,191	(316)	38,359

Cash and cash equivalents, at end of period	$20,157	$2,646	$27,492	$—	$50,295

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(38,645)	$98,168	$62,310	$—	$121,833
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(83,456)	100,204	9,845	29,100	55,693

Net cash provided by (used in) operating activities	(122,101)	198,372	72,155	29,100	177,526
Net cash used in investing activities	(167,881)	(200,068)	(41,478)	1,590	(407,837)
Net cash provided by (used in) financing activities	269,825	(950)	(26,224)	(44,704)	197,947

Increase (decrease) in cash and cash equivalents	(20,157)	(2,646)	4,453	(14,014)	(32,364)
Cash and cash equivalents, at beginning of period	20,157	2,646	27,492	—	50,295

Cash and cash equivalents, at end of period	$—	$—	$31,945	$(14,014)	$17,931

	Parent	Guarantor	Non-Guarantor	Consolidating	Consolidated
	Company	Subsidiaries	Subsidiaries	Adjustments	Total
For the year ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(73,165)	$140,385	$62,493	$—	$129,713
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	10,123	107,500	(40,958)	(16,406)	60,259

Net cash provided by (used in) operating activities	(63,042)	247,885	21,535	(16,406)	189,972
Net cash used in investing activities	(25,229)	(248,409)	(8,208)	(3,667)	(285,513)
Net cash provided by (used in) financing activities	88,271	524	(21,266)	12,592	80,121

Decrease in cash and cash equivalents	—	—	(7,939)	(7,481)	(15,420)
Cash and cash equivalents, at beginning of period	—	—	31,945	(14,014)	17,931

Cash and cash equivalents, at end of period	$—	$—	$24,006	$(21,495)	$2,511

8. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$38,716	$52,274	$66,910
State and local	4,309	8,020	10,681

	43,025	60,294	77,591

Deferred:
Federal	17,152	14,062	9,580
State and local	2,365	1,861	741

	19,517	15,923	10,321

Provision for income taxes	$62,542	$76,217	$87,912

At December 31, 2005, the Company had net operating loss carryforwards of approximately $249,000 for state income tax purposes that expire in years 2006 through 2023, and a capital loss carryforward of approximately $2,245, the majority of which expires in 2006. The utilization of the state net operating loss carryforwards in future years is dependent upon the profitability of certain subsidiary corporations. The utilization of the capital loss carryforward requires capital gain income in the future. Therefore, the Company has recorded a valuation allowance of $8,323 against the deferred tax asset attributable to the state net operating loss carryforwards and the capital loss carryforward, which represents a decrease in the valuation allowance of $2,036 in 2005.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$9,531	$7,539
Capital loss carryforward	828	853
Allowance for doubtful accounts	6,973	9,999
Accrued vacation and other accrued liabilities	28,243	29,165
Notes revaluation	8,971	7,904
Investment in partnerships	226	1,205
Other	781	114
Less: valuation allowance	(10,359)	(8,323)

	45,194	48,456

Deferred tax liabilities:
Depreciation	25,967	19,843
Amortization	41,042	51,451

	67,009	71,294

Net deferred tax liability	$21,815	$22,838

In addition to the provision for income taxes included in the accompanying statements of operations, a deferred tax expense of $989 related to the interest rate swap agreement has been reflected in the accumulated other comprehensive income as reported in stockholders’ equity for the year ended December 31, 2005.

The following is a reconciliation of the statutory federal and state income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the consolidated financial statements:

	Year Ended December 31,
	2003	2004	2005
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	1.7	2.5	4.2
Decrease in valuation allowances	1.0	0.7	(0.8)
Nondeductible merger-related costs	—	—	1.8
Other	0.3	0.3	0.2

Effective income tax rate	38.0%	38.5%	40.4%

9. STOCKHOLDERS’ EQUITY (numbers of shares in thousands)
Stock Option Plans
As of December 31, 2005, the Company had seven stock option plans. The Company has also issued options, referred to in these financial statements as Free Standing Options outside of these plans. Options issued as Free Standing Options are for employees, officers, directors, and other key persons. Free Standing Options vest over various periods up to five years and have a term of ten years from the date of issuance.
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
Options issued under the Equity Compensation Plan (“Equity Plan”), adopted by Dialysis Centers of America, Inc. (“DCA”) in 1995, are for eligible employees and other key persons. The options vest over periods up to three years and have a term of ten years from the date of issuance. There are 525 shares of common stock reserved for issuance. The Company merged with DCA in a pooling-of-interests transaction in February 1999.
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
Options issued under the RDM Plan, adopted by Renal Disease Management by Physicians, Inc. (“RDM”) in 1997, are for directors, officers, and other key persons. These options vest immediately upon grant and have a term of 5 to 10 years from the date of issuance. There are 163 shares of common stock reserved for issuance. The Company merged with RDM in a pooling-of-interests transaction in April 2000.
The Company has adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. Therefore, compensation expense would generally be recorded only if on the date of grant the then-current market price of the underlying stock exceeded the exercise price.

The following is a summary of option transactions during the period from January 1, 2003 through December 31, 2005:

	Free Standing	2004 Employee Plan	1999 Employee Plan	1996 Employee Plan	Equity Plan	1994 Plan	Directors Plan	RDM Plan	Exercise Price Range	Weighted Average Exercise Price
Balance at December 31, 2002	926	—	6,600	2,896	25	13	110	20	$2.22–$21.80	$14.44
Granted	—	—	2,868	—	—	—	43	—	20.00 – 25.21	22.97
Exercised	(344)	—	(1,986)	(1,200)	(1)	—	—	(7)	2.22 – 19.35	13.87
Forfeited	(52)	—	(817)	(92)	—	—	—	—	10.63 – 23.10	18.35

Balance at December 31, 2003	530	—	6,665	1,604	24	13	153	13	2.22 – 25.21	17.13
Granted	—	1,639	—	—	—	—	93	—	27.92 – 33.16	31.57
Exercised	(189)	—	(847)	(546)	(6)	—	(34)	(4)	2.22 – 23.10	14.02
Forfeited	(34)	(5)	(114)	(5)	—	—	—	—	10.63 – 31.57	20.94

Balance at December 31, 2004	307	1,634	5,704	1,053	18	13	212	9	2.22 – 33.16	20.44
Granted	—	100	—	—	—	—	59	—	39.49 – 46.36	42.04
Exercised	(183)	(50)	(338)	(220)	(1)	—	—	(1)	5.33 – 31.57	14.94
Forfeited	—	(28)	(247)	(9)	(1)	(13)	—	(1)	2.22 – 31.57	21.14

Balance at December 31, 2005	124	1,656	5,119	824	16	—	271	7	$2.22–$46.36	$21.48

Available for grant at December 31, 2005	—	5,056	1,684	367	—	—	9	—

Exercisable at December 31, 2003	441	—	1,560	1,499	24	13	152	14

Exercisable at December 31, 2004	289	25	2,499	1,038	18	13	212	9

Exercisable at December 31, 2005	124	1,656	5,119	824	16	—	271	7

The weighted-average fair value of options granted during 2003, 2004 and 2005 is $8.99, $12.12 and $16.14, respectively.
The following table summarizes information about stock options outstanding at December 31, 2005:

	Number	Weighted		Number
	Outstanding as	Average	Weighted	Exercisable as	Weighted
	of	Remaining	Average	of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2005	Life	Price	2005	Price
$2.22 — $18.68	2,298	3.70	$13.11	2,298	$13.11
$18.87 — $23.10	3,597	7.06	21.01	3,597	21.01
$23.26 — $39.49	2,063	8.48	30.92	2,063	30.92
$46.36 — $46.36	59	9.44	46.36	59	46.36

$2.22 — $46.36	8,017	6.48	$21.48	8,017	$21.48

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

	Year Ended December 31,
	2003	2004	2005
Expected volatility	39%	37%	35%
Expected dividend yield	None	None	None
Risk-free interest rate	3.25%	3.70%	4.20%
Expected life of options	5 years	4 years	4 years

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
All outstanding stock options and all of the outstanding nonvested stock awards became fully vested on August 24, 2005, as a result of the stockholders’ vote to approve Fresenius Medical Care’s acquisition of Renal Care Group, which represented a change of control under the applicable provisions of the Company’s stock-based compensation plans. The information set forth below reflects the estimated pro-forma after tax charge the Company would have incurred during each period presented. As a result of the accelerated vesting of stock options all remaining unamortized stock option expense is reflected in the 2005 period.
The following table presents the pro forma effect on net income and net income per share as if we had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation to employees and directors:

	Year Ended December 31
	2003	2004	2005
Net income, as reported	$102,056	$121,833	$129,713
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income as reported	424	244	431
Less: stock-based compensation expense, net of related tax effects, determined by the fair value-based method	(8,663)	(10,365)	(23,236)

Pro forma net income	$93,817	$111,712	$106,908

Net income per share:
Basic, as reported	$1.40	$1.80	$1.90

Basic, pro forma	$1.29	$1.65	$1.57

Diluted, as reported	$1.37	$1.74	$1.83

Diluted, pro forma	$1.26	$1.60	$1.51

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
Authorized Shares
On June 9, 2004, the Company’s shareholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of common stock from 90,000 to 150,000.

10. LEASES
The Company rents office space and space for its dialysis facilities under lease agreements that are classified as operating leases for financial statement purposes. The Company’s capital leases are primarily for buildings and equipment. At December 31, 2005, future minimum rental payments for non-cancelable operating leases with terms of one year or more, and capital leases consisted of the following:

	Operating	Capital
	Leases	Leases
2006	$47,961	$800
2007	45,417	743
2008	40,959	658
2009	35,226	588
2010	30,828	603
Thereafter	101,915	3,734

Less: portion representing interest		(2,502)

	$302,306	$4,624

Certain leases of the Company contain escalating payments and are recorded on a straight-line basis. Rent expense was $30,729, $45,055 and $52,040 for the years ended December 31, 2003, 2004 and 2005, respectively.
11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company has qualified defined contribution plans covering substantially all employees that permit participants to make voluntary contributions. The Company pays all general and administrative expenses of the plans and makes matching contributions on behalf of the employees. The Company made contributions relating to these plans totaling $2,978, $3,294 and $3,541 for the years ended December 31, 2003, 2004 and 2005, respectively.
Defined Benefit Plans
On January 1, 2005, the Company adopted a Supplemental Executive Retirement Plan (SERP) that provides retirement benefits to the Company’s executive officers. The SERP is accounted for as a defined benefit plan under SFAS No. 87, Employers’ Accounting for Pensions. For the year ended December 31, 2005, the Company has recognized pension costs of $1,354. As of December 31, 2005 the Company has recorded an accrued pension liability of $2,864 and an intangible asset of $1,510.
Effective January 29, 2003, the Company implemented a retirement benefit plan for Sam A. Brooks, the Company’s former Chairman, Chief Executive Officer and President. Mr. Brooks died March 20, 2003. The plan provides that the Company will make 120 monthly payments of $54 each to Mr. Brook’s beneficiary, beginning in April 2003. As a result, the Company recorded a $5,350 charge representing the pre-tax net present value of such payments during the first quarter of 2003. As of December 31, 2005 the Company has accrued liabilities totaling $4,085 related to this defined benefit plan.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“Stock Purchase Plan”) that provides substantially all employees an opportunity to purchase shares of its common stock in amounts not to exceed 10% of eligible compensation or $25 of common stock each calendar year. Annually, the participant’s December 31 account balance is used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning of the year or December 31. On May 14, 2005 the Company discontinued employee contributions to the Employee Stock Purchase Plan as a result of the pending Fresenius Medical Care transaction. At December 31, 2004 and 2005, $4,511 and $2,036, respectively, were included in accrued wages and benefits relating to the Stock Purchase Plan.
12. EARNINGS PER SHARE
Basic net income per share is based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is based on the weighted average number of common shares outstanding during the periods plus the effect of dilutive stock options calculated using the treasury stock method.

     The following table sets forth the computation of basic and diluted net income per share.

	2003	2004	2005
Numerator:
Numerator for basic and diluted net income per share	$102,056	$121,833	$129,713
Denominator:
Denominator for basic net income per share weighted-average shares	72,719	67,581	68,110
Effect of dilutive securities:
Stock options	2,034	2,311	2,724

Denominator for diluted net income per share-adjusted weighted-average shares and assumed conversions	74,753	69,892	70,834

Basic net income per share	$1.40	$1.80	$1.90

Diluted net income per share	$1.37	$1.74	$1.83

13. COMMITMENTS AND CONTINGENCIES
On August 9, 2005, the Company received a subpoena from the office of the United States Attorney for the Eastern District of Missouri. The subpoena requires the Company to produce documents related to numerous aspects of our business and operations. The subpoena includes specific requests for documents related to the Company’s supply company, pharmaceutical and other ancillary services the Company provides to patients (including the administration of EPO), the Company’s relationships with pharmaceutical companies, the Company’s relationships with physicians, medical director compensation, joint ventures with physicians and the Company’s purchases of dialysis equipment from Fresenius Medical Care. The subpoena was issued in connection with a joint civil and criminal investigation. The Company is cooperating with the government’s investigation; the Company has produced numerous documents to the government in response to this subpoena. The Company has incurred significant legal and other expenses responding to the subpoena and has experienced distraction of management attention. Compliance with the subpoena will require the Company to incur substantial additional legal and other expenses and will require further management attention. To the Company’s knowledge, no proceedings have been initiated against it at this time, but the Company cannot predict whether or when proceedings might be initiated. In addition, the Company cannot predict the outcome of any proceedings that may be initiated against the Company as a result of this investigation. Any such proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations.
On October 25, 2004, the Company received a subpoena from the office of the United States Attorney for the Eastern District of New York. The subpoena requires the Company to produce documents related to numerous aspects of our business and operations, including those of RenaLab, Inc., the Company’s laboratory. The subpoena includes specific requests for documents related to testing for parathyroid hormone (PTH) levels and vitamin D therapies. The Company is cooperating with the government’s investigation. The Company has produced numerous documents to the government in response to this subpoena. The Company has incurred significant legal and other expenses responding to the subpoena. Compliance with this subpoena will require the Company to incur additional legal expenses and could distract management attention. To the Company’s knowledge, no proceedings have been initiated against the Company at this time, but the Company cannot predict whether or when proceedings might be initiated. The Company cannot predict the outcome of any proceedings that may be initiated against it as a result of this investigation. Any such proceedings could have a material adverse effect on the Company’s business, financial condition and results of operations.
If any aspect of the Company’s operations is found to violate applicable laws, then the Company may be subject to severe sanctions, and the Company could be required to alter or discontinue the challenged conduct or both. If sanctions are imposed on the Company, then there could be a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is required to alter or discontinue practices, then the Company may not be able to do so successfully, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations governing the Medicare and Medicaid programs. Compliance with such laws and regulations can be subject to additional government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.
The Company is involved in other litigation and regulatory investigations arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations.
The Company generally engages practicing board-certified or board-eligible nephrologists to serve as medical directors for its centers. Medical directors are responsible for the administration and monitoring of the Company’s patient care policies, including patient education, administration of dialysis treatment, development programs and assessment of all patients. The Company pays medical director fees that are consistent with the fair market value of the required supervisory services. Such medical director agreements typically have a term of five to ten years with renewal options of two or three years. As of December 31, 2005, estimated commitments for medical director fees for the year 2006 are $28,971 and are $139,540 over the remaining lives of the agreements.

14. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following tables include, for 2004 and 2005, certain selected quarterly financial data. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information included therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$278,028	$340,854	$356,111	$370,054
Operating expenses	209,158	265,239	274,200	284,254
Depreciation and amortization	12,163	14,900	15,344	15,942

Income from operations	56,707	60,715	66,567	69,858
Interest expense, net	965	5,765	6,869	7,029
Minority interest	7,214	7,690	10,158	10,107

Income before income taxes	48,528	47,260	49,540	52,722
Provision for income taxes	18,441	18,077	19,072	20,627

Net income	$30,087	$29,183	$30,468	$32,095

Net income per share:
Basic	$0.43	$0.44	$0.45	$0.48

Diluted	$0.42	$0.42	$0.44	$0.46

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$373,509	$384,329	$402,230	$410,158
Operating expenses	285,413	299,862	307,560	319,621
Depreciation and amortization	16,787	17,775	18,173	18,665

Income from operations	71,309	66,692	76,497	71,872
Interest expense, net	7,261	7,981	8,715	8,951
Minority interest	9,362	9,132	9,915	7,428

Income before income taxes	54,686	49,579	57,867	55,493
Provision for income taxes	21,054	21,362	22,636	22,860

Net income	$33,632	$28,217	$35,231	$32,633

Net income per share:
Basic	$0.50	$0.41	$0.52	$0.48

Diluted	$0.48	$0.40	$0.50	$0.46

Schedule II
Renal Care Group, Inc.
Consolidated Schedule — Valuation and Qualifying Accounts
(in thousands)

	Balance		Amount		Balance
	Beginning	Allowances	Charged to		End of
	of Period	Acquired	Expense	Write-Offs	Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$43,677	$—	$26,200	$(37,716)	$32,161

Year ended December 31, 2004	$32,161	$19,651	$32,550	$(39,231)	$45,131

Year ended December 31, 2005	$45,131	$—	$31,978	$(48,549)	$28,560

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Nashville, State of Tennessee, on the 13th day of March, 2006.
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

/s/ Gary A. Brukardt Gary A. Brukardt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006

/s/ David M. Dill David M. Dill	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ Peter J. Grua Peter J. Grua	Director	March 13, 2006

/s/ Joseph C. Hutts Joseph C. Hutts	Director	March 13, 2006

/s/ Harry R. Jacobson, M.D. Harry R. Jacobson, M.D.	Director	March 13, 2006

/s/ William P. Johnston William P. Johnston	Chairman of the Board Director	March 13, 2006

/s/ William V. Lapham William V. Lapham	Director	March 13, 2006

/s/ Thomas A. Lowery, M.D. Thomas A. Lowery, M.D.	Director	March 13, 2006

/s/ Stephen D. McMurray, M.D. Stephen D. McMurray, M.D.	Director	March 13, 2006

/s/ C. Thomas Smith C. Thomas Smith	Director	March 13, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated February 2, 2004 by and among Renal Care Group, Inc., Titan Merger Subsidiary, Inc., National Nephrology Associates, Inc. and certain equity holders of National Nephrology Associates, Inc.(24)

2.1.1	Agreement, dated May 3, 2005, by and among Renal Care Group, Inc., Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Florence Acquisitions, Inc.(28)

2.1.2	Letter Agreement among Fresenius AG, Fresenius Medical Care AG, Fresenius Medical Care Holdings, Inc. and Renal Care Group, Inc., dated May 3, 2005(28)

3.1	Amended and Restated Certificate of Incorporation of the Company (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of the Company(2)

3.1.2	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company (2)

3.1.3	Certificate of Amendment of Amended and Restated Certification of Incorporation of the Company(10)

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (26)

3.2	Amended and Restated Bylaws of the Company (1)

4.1	Indenture, dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein, and Wells Fargo Bank Minnesota, N.A.(24)

4.2	First Supplemental Indenture, dated as of April 2, 2004, by and among Renal Care Group, Inc., the Guarantors named therein and Wells Fargo Bank, N.A.(24)

4.3	Reserved

4.4	Purchase Agreement, dated as of October 16, 2003, by and among National Nephrology Associates, Inc., the Guarantors named therein and the Initial Purchasers named therein(24)

4.5	Registration Rights Agreement dated as of October 22, 2003, by and among National Nephrology Associates, Inc., the Guarantors named herein and the Initial Purchasers named herein(24)

4.6	Form of 9.0% Senior Subordinated Note Due 2011, including Form of Guarantee (included in Exhibit 4.1)

4.7	First Amendment, dated as of May 3, 2005, to the Shareholder Protection Rights Agreement dated as of May 2, 1990 between Renal Care Group, Inc. and Wachovia Bank, National Association, as rights agent (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K filed on May 3, 2005)

10.1	Employment Agreement, effective as of December 15, 2003, between the Company and Raymond Hakim, M.D.(22)*

10.2	Medical Director Services Agreement, dated February 12, 1996, between the Company and Indiana Dialysis Management, P.C. (4)

10.2.1	Amendment Number 1, to Medical Director Services Agreement, effective as of January 1, 1999, between the Company and Indiana Dialysis Management, P.C.(22)

10.2.2	Amendment Number 2 to Medical Director Services Agreement, effective as of February 12, 2002, between the Company and Indiana Dialysis Management.(22)

10.3	Medical Director Services Agreement, effective as of February 12, 2003, between the Company and Tyler Nephrology Associates, P.A.(22)

10.4	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D. and Kevin A. Curran, M.D., relating to property in Carthage, Texas (4)

10.5	Lease Agreement, dated February 12, 1996, among the Company and Thomas A. Lowery, M.D., James R. Cotton, M.D., Roy D. Gerard, M.D., and Kevin A. Curran, M.D., relating to property in Tyler, Texas (4)

10.6	Sublease Agreement, dated February 12, 1996, with Tyler Nephrology Associates, Inc. (4)

10.7	Dialysis Center Management Agreement, effective as of July 1, 2001, between Renal Group, Inc. and Vanderbilt University (22)

Exhibit
Number	Description of Exhibits
10.8	1996 Stock Option Plan for Outside Directors (1)*

10.9	Fourth Amended and Restated 1996 Stock Incentive Plan (5)*

10.10	Amended and Restated Employee Stock Purchase Plan (2)*

10.11	Employment Agreement, April 28, 2003, between the Company and Gary Brukardt (20)*

10.12	Credit Agreement, dated as of February 10, 2004, by and among Renal Care Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and Bank of America, N.A. as Administrative Agent (16)

10.12.1	Incremental Term Loan Commitment Agreement, dated as of May 27, 2005, by and among Renal Care Group, Inc., Guarantors (as defined therein) and Bank of America, N.A. (29)

10.13	Stock Option Agreement, dated April 30, 1997, between the Company and Gary Brukardt (2)*

10.14	Asset Purchase Agreement with an effective date of February 1, 1997 among the Company, RCG Indiana, LLC, Eastern Indiana Kidney Center, Indiana Kidney Center, Indiana Kidney Center South, LLC, St. Vincent Dialysis Center, Saint Joseph Dialysis Center and Indiana Dialysis Services PC and Community Hospitals of Indiana, Inc., Seton Health Corporation of Central Indiana, Inc., Reid Hospital & Health Care Services, Inc., and Saint Joseph Hospital and Health Care Center of Kokomo, Indiana, Inc. and Indiana Dialysis Services, PC, Reid Hospital Physicians, Greenwood Dialysis Services, PC and certain individuals named on the signature pages thereto and Indiana Nephrology & Internal Medicine, P.C. (6)

10.15	Stock Option Agreement, dated May 22, 1998, between the Company and Gary A. Brukardt (7)*

10.16	Stock Option Agreement, dated May 22, 1998, between the Company and Raymond Hakim, M.D. (7)*

10.17	Stock Option Agreement, dated June 5, 1998, between the Company and Joseph C. Hutts (7)*

10.18	Stock Option Agreement, dated June 5, 1998, between the Company and Harry R. Jacobson, M.D. (7)*

10.19	Agreement No. 20060024, between Renal Care Group, Inc. and Amgen Inc. (The Company has requested confidential treatment of certain portions of this Exhibit.)

10.20	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Harry R. Jacobson (8)*

10.21	Restricted Stock Award Agreement, dated January 25, 1999, between the Company and Stephen D. McMurray (8)*

10.22	Renal Care Group, Inc. 1999 Long-Term Incentive Plan (9)*

10.22.1	Amendment to the Renal Care Group, Inc. 1999 Long-Term Incentive Plan (12)*

10.22.2	Amended and Restated Renal Care Group, Inc. 1999 Long-Term Incentive Plan (19)*

10.23	Stock Option Agreement, dated August 30, 1999, between the Company and Gary A. Brukardt (11)*

10.24	Stock Option Agreement, dated August 30, 1999, between the Company and Raymond Hakim, M.D. (11)*

10.25	Stock Option Agreement, dated June 2, 1999, between the Company and Joseph C. Hutts (11)*

Exhibit
Number	Description of Exhibits
10.26	Stock Option Agreement, dated June 2, 1999, between the Company and Harry R. Jacobson, M.D. (11)*

10.27	Stock Option Agreement, dated July 22, 1999, between the Company and William V. Lapham (11)*

10.28	Stock Option Agreement, dated June 8, 2000, between the Company and Joseph C. Hutts (13)*

10.29	Stock Option Agreement, dated June 8, 2000, between the Company and Harry R. Jacobson, M.D.(13)*

10.30	Stock Option Agreement, dated June 8, 2000, between the Company and William V. Lapham(13)*

10.31	Stock Option Agreement, dated September 19, 2000, between the Company and Gary A. Brukardt(13)*

10.32	Stock Option Agreement, dated September 19, 2000, between the Company and Raymond Hakim, M.D.(13)*

10.33	Stock Option Agreement dated August 2, 2001 between the Company and Gary Brukardt(14)*

10.34	Stock Option Agreement dated August 2, 2001 between the Company and Raymond Hakim(14)*

10.35	Stock Option Agreement dated June 7, 2001 between the Company and Joseph C. Hutts(15)*

10.36	Stock Option Agreement dated June 7, 2001 between the Company and William V. Lapham(15)*

10.37	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 1999 Long-Term Incentive Plan(17)

10.38	Form of Stock Option Agreement for stock option grants to non-management directors under the Company’s 1996 Stock Option Plan for Outside Directors(17)

10.39	Medical Director Services Agreement, dated May 1, 2002, between the Company and Tyler Nephrology Associates, P.A.(18)

10.40	Medical Director Services Agreement, dated July 11, 2002 between the Company and Tyler Nephrology Associates, P.A.(18)

10.41	Renal Care Group Supplemental Benefit Plan(19)*

10.42	[RESERVED]

10.43	Form of Indemnity Agreement between the Company and directors and certain officers(19)

10.44	Employment Agreement, effective as of November 3, 2003, between the Company and David M. Dill(22)*

10.45	Employment Agreement, effective as of November 30, 2003, between the Company and Timothy P. Martin(22)*

10.46	Employment Agreement effective as of December 31, 2003 between the Company and Douglas B. Chappell(22)*

10.47	2004 Stock and Incentive Compensation Plan(23)

10.48	Form of Stock Option Agreement for stock option grants to executive employees under the Company’s 2004 Stock and Incentive Compensation Plan(25)

10.49	Employment Agreement, effective as of February 3, 2005, between the Company and David M. Maloney(26)*

10.50	Supplemental Executive Retirement Plan for certain executive officers effective January 1, 2005(27)

10.51	Limited Liability Company Agreement for Maumee Dialysis Services, LLC effective December 1, 2001(27)

10.51.1	Management Agreement dated December 1, 2001 between Maumee Dialysis Services, LLC and DMN of Indiana Corporation(27)

10.51.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Maumee Dialysis Services LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.(27)

Exhibit
Number	Description of Exhibits
10.52	Limited Liability Company Agreement for Three Rivers Dialysis Services, LLC effective March 31, 2001(27)

10.52.1	Management Agreement dated March 31, 2001 between Three Rivers Dialysis Services, LLC and DMN of Indiana Corporation(27)

10.52.2	Amendment Number 1 to Limited Liability Company Agreement dated July 1, 2002 between Three Rivers Dialysis Services, LLC, RCG Indiana, LLC and Indiana Dialysis Management, P.C.(27)

21.1	List of subsidiaries of the Company

23.1.1	Consent of Ernst & Young LLP

23.1.2	Consent of Ernst & Young LLP

24.1	Power of Attorney (contained on the signature page of this report)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-80221) effective February 6, 1996.

(2)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997 (Commission File No. 0-27640).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 1997 (Commission File No. 0-27640).

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 0-27640).

(5)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1998 relating to the 1998 Annual Meeting of Stockholders (Commission File No. 0-27640).

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1996 (Commission File No. 0-27640).

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-27640).

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 0-27640).

(9)	Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed April 27, 1999 relating to the 1999 Annual Meeting of Stockholders (Commission File No. 0-27640).

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 0-27640).

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 0-27640).

(12)	Incorporated by reference to the Company’s definitive Proxy Statement filed April 28, 2000 relating to the 2001 Annual Meeting of Stockholders (Commission File No. 0-27640).

(13)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000 (Commission File No. 0-27640).

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 0-27640).

(15)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 0-27640).

(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002 (Commission File No. 0-27640).

(17)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 0-27640).

(18)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 0-27640).

(19)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-27640).

(20)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 0-27640).

(21)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-27640).

(22)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 0-27640).

(23)	Incorporated by reference to the Company’s definitive Proxy Statement filed May 6, 2004 relating to the 2004 Annual Meeting of Stockholders (Commission File No. 0-27640).

(24)	Incorporated by reference to the Company’s Form 8-K dated as of April 26, 2004 (Commission File No. 0-27640).

(25)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 0-27640).

(26)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005 (Commission File No. 0-27640).

(27)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-27640).

(28)	Incorporated by reference to the Company’s Form 8-K dated as of May 3, 2005 (Commission File No. 000-27640).